Form 10-Q
period 1994-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1994-08-12
CIK 91741

	       SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934
	  For the quarterly period ended June 30, 1994

			       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

		  Commission file number 0-9032

	    SONESTA INTERNATIONAL HOTELS CORPORATION
     (Exact name of registrant as specified in its charter)
	     NEW YORK                            13-5648107
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)
	    200 Clarendon Street, Boston, MA 02116
	   (Address of principal executive offices)
			   (Zip Code)
			  617-421-5400
      (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year,
		  if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

	APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
	  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No

	      APPLICABLE ONLY TO CORPORATE ISSUERS:

	  Number of Shares of Common Stock Outstanding
	    as of August 12, 1994 -- $.80 par value,
			  Class A -- 2,075,281

						     FORM 10-Q
	     Part I - Item 1. Financial Information

	    SONESTA INTERNATIONAL HOTELS CORPORATION
		   CONSOLIDATED BALANCE SHEETS
	 June 30, 1994 (Unaudited) and December 31, 1993

						  (in thousands)
					  June 30    December 31
					   1994         1993
ASSETS
Current assets:
  Cash and cash equivalents              $   4,575     $  6,919
 Accounts and notes receivable:
    Trade, less allowance of $124,867
     ($99,996 at 12/31/93) for
     doubtful accounts                       5,846        4,438
    Current portion of long-term receivables   164          123
    Other                                      455          493
	Total accounts and notes receivable  6,465        5,054
  Inventories                                  563          697
  Prepaid expenses                             586          401

		 Total current assets       12,189       13,071

Long-term receivables and advances          15,347       16,284

Investment in hotel and casino, at equity    1,863            0

Property and equipment, at cost:
  Land                                       2,202        2,336
  Buildings                                 53,457       53,788
  Furniture and equipment                   18,918       17,512
  Leasehold improvements                       484          482
					    75,061       74,118
  Less accumulated depreciation and
    amortization                            45,821       43,686
	Net property and equipment          29,240       30,432

					  $ 58,639     $ 59,787

See accompanying notes to consolidated financial statements.

						    FORM 10-Q

		 SONESTA INTERNATIONAL HOTELS CORPORATION
			CONSOLIDATED BALANCE SHEETS
	      June 30, 1994 (Unaudited) and December 31, 1993

						     (in Thousands)
						  June 30    December 31
						    1994        1993
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                         $    192  $     --
  Current portion of long-term debt and
    capitalized lease obligations                   1,153     1,465
  Accounts payable                                  3,521     5,124
  Federal, foreign and state income taxes           1,341     1,181
  Current portion-deferred taxes                    1,191     1,934
  Accrued liabilities:
    Salaries and wages                              1,293     1,739
    Rentals                                         1,456     1,832
    Interest                                          124        88
    Taxes, other than income taxes                     48        33
    Employee benefits                                 538       292
    Other                                           1,091       969

		 Total accrued liabilities          4,550     4,953

		 Total current liabilities         11,948    14,657

Long-term debt                                     20,489    18,848

Capitalized lease obligations                         230       278

Deferred federal and state income taxes             3,046     3,700

Other non-current liabilities                         395       317

Redeemable preferred stock, $25 par value, at
  redemption value                                    294       294

Commitments and contingencies


Common stockholders' equity:
  Common stock:
    Class A, $.80 par value:
    Authorized--10,000,000 shares
    Issued--3,051,088 shares at stated value        3,488     3,488
  Retained earnings                                26,812    26,268
  Treasury shares--975,807 at cost                 (8,063)   (8,063)
	Total common stockholders' equity          22,260    21,693
						 $ 58,639  $ 59,787

See accompanying notes to consolidated financial statements.

						   FORM 10-Q

		 SONESTA INTERNATIONAL HOTELS CORPORATION
	     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
		 (in thousands except for per share data)

			      Three Months Ended     Six Months Ended
				   June 30              June 30
				1994       1993      1994    1993
Revenues:
  Rooms                        $ 8,593   $ 7,840    $15,890  $14,226
  Food and beverage              3,714     3,286      6,705    5,756
  Management, license and
    service fees                 1,245     1,119      2,383    2,315
  Other                          1,169     1,133      2,181    2,140
				14,721    13,378     27,159   24,437
Costs and expenses:
  Costs and operating expenses   5,702     5,465     11,027   10,370
  Advertising and promotion      1,198     1,108      2,306    2,270
  Administrative and general     2,097     1,778      4,207    3,743
  Human Resources                  264       243        512      469
  Maintenance                    1,023       960      2,053    1,981
  Rentals                        1,006       836      2,019    1,557
  Property taxes                   302       264        599      527
  Depreciation and amortization  1,126     1,197      2,191    2,394
				12,718    11,851     24,914   23,311
Operating income                 2,003     1,527      2,245    1,126
Other income (deductions):
  Interest expense                (356)     (295)      (632)    (592)
  Interest income                   62       231        123      500
  Foreign exchange gain (loss)     (12)       18        (16)      19
  Equity in net loss of hotel and
    casino                        (137)       --       (137)      --
  Gain (loss) on sales of assets     3        --       (105)   3,002
				  (440)      (46)      (767)   2,929
Income before income taxes and
  cumulative effect of accounting
  change                         1,563     1,481      1,478    4,055
Federal, foreign and state income
  tax provision                    658       555        616    1,481
Net income                         905       926        862    2,574
Retained earnings at beginning
  of period                     26,221    25,851     26,267   24,206
Cash dividends on preferred
  stock                             (3)       (3)        (6)      (6)
Cash dividends on common stock    (311)     (313)      (311)    (313)
Retained earnings at end of
 period                         26,812    26,461     26,812   26,461
Earnings per share of common
  stock:
  Net income                   $   .44   $   .45    $   .42  $  1.24
Weighted average number of
  shares outstanding             2,075     2,083      2,075    2,083

See accompanying notes to consolidated financial statements.

						     FORM 10-Q

		 SONESTA INTERNATIONAL HOTELS CORPORATION
	     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Increase (Decrease) in Cash

					       (in thousands)
					 Six Months Ended June 30
					     1994          1993
Cash provided by operating activities
  Net income                              $    862       $  2,574
Items not (providing) requiring cash
    Foreign exchange loss (gain)                16            (19)
    Pension expense (benefit)                   81            (50)
    Depreciation and amortization            2,191          2,394
    Deferred federal income taxes           (1,397)           695
    Net loss (gain) on sales of assets         105         (3,002)
    Provision for doubtful accounts              7             18
    Equity in net loss of hotel and casino     137             --
  Changes in assets and liabilities
    Accounts and notes receivable           (1,397)        (1,795)
    Inventories                                134             98
    Prepaid expenses                          (182)          (250)
    Accounts payable                        (1,651)          (917)
    Federal, foreign and state income taxes    159              7
    Accrued liabilities                       (407)        (1,567)
     Cash used by operating activities      (1,342)        (1,814)
 Cash provided (used) by investing
   activities
  Proceeds from sales of assets                335             10
  Expenditures for property and equipment   (1,439)        (1,660)
  New loans and advances                      (548)        (1,278)
  Investment in hotel and casino            (2,000)            --
  Payments received on long-term
   receivables and advances                  1,488          1,051
     Cash used by investing activities      (2,164)        (1,877)
 Cash provided (used) by financing
   activities
  Borrowings under lines of credit             192             --
  Proceeds from issuance of long term debt   2,000             --
  Payments on long-term debt                  (233)          (149)
  Payments on capitalized lease obligations   (486)          (459)
  Cash dividends paid                         (317)            (6)
    Cash provided (used) by financing
     activities                              1,156           (614)
  Gain (loss) from effect of exchange rate
   changes on cash                               6            (13)
Net decrease in cash                        (2,344)        (4,318)
Cash and cash equivalents at beginning
 of period                                   6,919         11,194
Cash and cash equivalents at end of
  period                                  $  4,575       $  6,876

	Supplemental Schedule of non-cash investing activity.
	In March 1993 the Company realized an additional net gain and recorded a receivable of $3,000,000 from a sale of Aruban assets (See Note 1-Operations).
					   (continued on next page)


						     FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Supplemental Schedule of Interest and Income Taxes Paid

	Cash paid for interest in the 1994 six-month period and the 1993 six-month period was approximately $596,000 and $591,000, respectively. Cash paid for income taxes in the 1994 and 1993 six-month periods was approximately $1,853,000 and $779,000, respectively.

See accompanying notes to consolidated financial statements.


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations

	The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items necessary to present fairly the financial position of the Company at June 30, 1994 and December 31,
	1993, and the results of operations for the six month periods ended June 30, 1994 and 1993 and the statement of cash flow for the six month periods ended June 30, 1994 and 1993, and should be read in conjunction with the 1993 Annual Report.

	The results of operations for these periods are not necessarily indicative of the results for the full years.

	The Sonesta Beach Hotel and Casino, in Curacao, which opened in November of 1992, is operated by the Company under a management agreement. Pursuant to the terms of the management agreement, the Company in May 1994 invested $2,000,000 in the hotel and casino for a 22% equity ownership. The Company uses the equity method of accounting for this investment, under which method the original investment is recorded at cost and is adjusted by the Company's share of undistributed earnings or losses of the hotel and casino. The Company entered into a $2,000,000 loan agreement to finance this investment (See
	Note 4).

	In 1993, the Company committed to loan up to approximately $5,600,000 to the owner of the Sonesta Beach Resort in Key Biscayne, Florida, which the Company operates under a long-term management agreement (See Note 2 -- Long Term Receivables).
	In addition, and included in accounts receivable, the Company advanced $1,235,000 for furniture, fixtures and equipment purchases for the hotel, which the Company expects to get paid in 1994 out of future available insurance proceeds.

	During the first quarter of 1993, the Company had a pre-tax

								FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	$3,000,000 gain on sale, which resulted from the recognition of previously deferred income following the sale in 1992 of its Aruban assets.

	The Sonesta Resort, Sharm el Sheikh, Egypt opened in May, 1994. The Company has loaned $800,000 to the owner of the Resort (See Note 2 -- Long Term Receivables). The Company operates the hotel under a long-term management agreement, under which it will receive management and incentive fees.

2.   Long-Term Receivables and Advances

						  (in Thousands)
					      June 30      December 31
						1994         1993
     From sales of assets:

       The Sonesta Beach Hotel, Key Biscayne,
	  Florida (a):
	  Second mortgage receivable, 14-1/2%
	    interest (of which 11% is payable
	    quarterly and 3-1/2% deferred until
	    maturity) due 12/31/97             $ 5,000     $ 5,000
	  Deferred interest receivable           2,306       2,306

	  $6,500,000 fourth mortgage receivable,
	    10% simple interest due 12/31/04,
	    net of $5,500,000 reserve            1,000       1,000

       The Crystal Casino, Aruba (b)               742       1,926

     Sharm El Sheikh (c)                           800         600

     Sonesta Beach Hotel, Key Biscayne (d)       2,547       2,684

     Sonesta Beach Hotel, Key Biscayne (e)       2,696       2,501

     Other                                         420         390

	       Total long-term receivables     $15,511     $16,407

     Less:  current portion                        164         123

	       Net long-term receivables       $15,347     $16,284


     (a) The Company's mortgage notes receivable are subordinate to a first mortgage of $24,142,000.
		The maturity date of the first mortgage loan is October 1, 2000. Based on the Company's analysis of the present situation in the hotel industry and generally depressed hotel real estate values, it has stopped, effective July 1, 1992, recording as income the deferred portion of interest on the second mortgage, and, effective January 1, 1994, the current portion of interest on the second mortgage. Payment received for second mortgage interest has been applied to the principal balance of the Company's loan to the hotel's owner described in (d).

							FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b)        As a result of the sale by the Company in January
		1992 of its interest in the Crystal Casino Aruba, the Company has recorded a receivable in the original amount of $5,110,000. This receivable earns interest at prime. Principal and interest is payable monthly based on a percentage of the Crystal Casino win in excess of $10,000,000 per annum. The $10,000,000 is subject to
		increase based on capital improvements made by the casino owner. As of June 30, 1994, $4,368,000 of principal payments have been received, reducing the balance to $742,000.

     (c) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh which opened in May,1994. This receivable earns interest at an annual rate of ten percent. Principal and interest is payable in 18 monthly installments out of hotel cash flow following the opening of the hotel.

     (d) A subsidiary of the Company has loaned $2,684,000 to the hotel's owner, to enable the owner to meet its obligations, including those incurred to reconstruct and reopen the hotel in 1993 (see also Note 1 -- Operations).
		Of this loan, $550,000 accrues interest at a rate of 14 1/2%, while the balance accrues interest at the prime rate. Principal and interest are payable, beginning in 1994, out of hotel cash flow after payment of first and second mortgage interest and a payment to owner equal to 3/4 of 1% of revenues of the hotel. Of this loan, an amount of $550,000 and interest thereon is secured by the Company's second mortgage, while the remaining amount is secured by a third mortgage on the hotel property. For financial reporting purposes, the Company has applied $137,000 of interest received on its second mortgage to reduce the balance of this loan.

     (e) Under three separate agreements, a subsidiary of the Company has agreed to loan funds to the owner of the hotel to finance improvements to the hotel property and certain furniture, fixtures and equipment. The Company has committed approximately $2,900,000, of which $2,771,000 was advanced at June 30, 1994. These loans earn interest at rates ranging from prime plus two percentage points to 10%. Of this loan, an amount of approximately $1,372,000 plus interest thereon is payable, beginning in 1994, out of the hotel's annual reserve for capital additions and replacements which under the management agreement is up to four percent of gross revenues. The remaining principal plus interest is payable, beginning in 1994, out of hotel cash flow after payment of first and second mortgage interest, and a payment to owner equal to 3/4 of 1% of revenues of the hotel. As of June 30, 1994, principal payments of $75,000 have been received.


						       FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Borrowing Arrangements

	The Company has a $1,000,000 line of credit which expires on March 31, 1995. The balance outstanding under this line at March 31, 1994, was $192,000.

	A subsidiary of the Company has a $3,500,000 line of credit which bears interest at 3/4% above prime, and will expire December 31, 1994. The Company is required to pay a commitment fee of one-half percent per annum on the amount available but unused under the facility. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans. No amount was outstanding under this line at June 30, 1994.

4.   Long-Term Debt


						(in thousands)
					       June 30    December 31
						 1994         1993
     Charterhouse of Cambridge Trust:
	First mortgage notes (a)               $19,138        $19,371

     Sonesta Curacao Hotel Corporation, N.V.:
	Bank term loan (b)                       2,000              0

     Other                                         188            188
		    Total long term debt        21,326         19,559

     Less current portion                          837            711
		    Net long-term debt         $20,489        $18,848


(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel, Cambridge property. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan was extended for an additional five years as of April, 1992. The loan requires monthly principal payments of $24,834 until April, 1994 and $66,777 for the remaining three years as of May, 1994. Interest on the loan was at 5% until April 16, 1994, and is two percentage points over the LIBOR rate for the remaining three years of the extension term. The interest rate at June 30, 1994 was 6.4375%.

(b)     This loan is for a three year period ending April 30, 1997.
	No principal payments are required during the term.  The interest



							FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	rate is 9% until November 1994 and subject to review by the bank thereafter. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel and Casino, Curacao.

5.   Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying
Consolidated Statement of Operations are summarized below:

				      (in thousands)
			   Three Months Ended    Six Months Ended
				 June 30             June 30
			      1994      1993      1994      1993
Direct Departmental Costs
  Rooms                      $1,949    $1,898   $ 3,773   $ 3,574
  Food and Beverage           2,662     2,510     5,053     4,693
  Other                         657       600     1,298     1,224
			      5,268     5,008    10,124     9,491

  Heat, light and power         434       457       903       879
			     $5,702    $5,465   $11,027   $10,370

Direct departmental costs include payroll expense and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6.   Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying
Consolidated Statement of Operations is summarized below:

					     (in thousands)
					    Six Months Ended
					June 30          June 30
					  1994             1993
Deferred United States income
  tax (credit)                          $(1,397)          $   695
Current United States income tax          1,856               637
Current foreign income tax                   21                53
Current state income tax                    136                96
					 $  616            $1,481


						       FORM 10-Q

			 Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

FIRST SIX MONTHS OF 1994 COMPARED TO 1993

REVENUES

Total revenues for the first six month period ended June 30, 1994 were $27,159,000 compared to $24,437,000 in 1993, an increase of approximately $2,720,000.

The Company's New Orleans Hotel had an increase in revenues of approximately $1,890,000 due principally to a 5.9% increase in average room rate, a 6.5% increase in occupancy levels, and increased food and beverage revenues. The Company's Boston (Cambridge) Hotel had increased revenues in 1994 of approximately $820,000 due principally to a 6.5% increase in average room rate
and increased food and beverage revenues.    The remaining
revenue increase of $10,000 results from an increase in manage-ment and service fee income partially offset by a decrease in other revenues.

OPERATING INCOME

Operating income for the six-month period ended June 30, 1994 was $2,245,000 compared to operating income of $1,126,000 in 1993, an increase of approximately $1,120,000. The Company's New Orleans Hotel showed a $970,000 increase in operating income and the Boston (Cambridge) Hotel operations showed a $240,000 increase in operating income compared to the 1993 period. The remaining net decrease of $90,000 is primarily a result of increases in manage-ment costs and expenses and partially offset by increases in fee income.

OTHER INCOME (DEDUCTIONS)

The 1993 period includes a pre-tax gain of $3,000,000 from the sale of Aruban assets (See Note 1--Operations).

The 1994 period includes $137,000 equity in net loss of hotel and casino representing the Company's 22% share in the net loss of the Sonesta Beach Hotel and Casino in Curacao (See Note 1--
Operations).

Interest expense increased by $40,000 compared to 1993, due to an increase in the interest rate of the Company's remaining mortgage and the additional borrowing of a $2,000,000 bank term loan (See
Note 4).

						       FORM 10-Q

Interest income decreased by $377,000 in the 1994 period. The 1993 period includes interest of $275,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to stop recording as income this interest effective January 1, 1994 (See Note 2--Long Term Receivables and Advances). The remaining decrease in interest income of $102,000 is principally due to lower short-term investment interest income from the Company's decreased cash balances and decreased principal balance on the Aruba casino note (See Note 2-Long Term Receivables and Advances).

SECOND QUARTER 1994 COMPARED TO 1993

REVENUES

Total revenues for the second quarter ended June 30, 1994 were $14,721,000 compared to $13,378,000 in 1993 an increase of approximately $1,340,000. The Company's Boston (Cambridge) hotel increased revenues in 1994 by approximately $650,000 due princi-pally to a 6.1% increase in average room rate, a 2.1% increase in occupancy levels, and increased food and beverage revenues. The New Orleans hotel had an increase in revenues of approximately $630,000 due principally to a 7.1% increase in occupancy levels, a 1.6% increase in average room rate, and increased food and beverage revenues. The remaining revenue increase of $60,000 results primarily from increases in management and service fee income partially offset by a decrease in other revenues.

OPERATING INCOME

Operating income for the three-month period ended June 30, 1994 was $2,003,000 compared to operating income of $1,527,000 in 1993, an increase of approximately $475,000. The Company's New Orleans hotel operations showed a $350,000 increase in operating income, while the Boston (Cambridge) hotel showed a $310,000 increase in operating income in the 1994 period compared to the 1993 period. The remaining net decrease of $185,000 is primarily a result of increases in management costs and expenses partially offset by increases in fee income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994 the Company has a positive working capital balance of approximately $240,000.

A subsidiary of the Company has commitments to loan additional funds of approximately $130,000 to Sonesta Beach Resort, Key
Biscayne (See Note 2--Long Term Receivables and Advances).

						       FORM 10-Q

The Company believes that its available credit lines and the expected cash flow generated during the remainder of the calendar year 1994, will be more than adequate to meet all of its obliga-tions, including the commitments above.


                                                       FORM 10-Q

		   PART II - Other Information


Item Numbers 1, 2, 3, 4, 5, and 6

Not applicable during the quarter ended June 30, 1994.

						       FORM 10-Q





			    SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


  SONESTA INTERNATIONAL HOTELS CORPORATION


  By:   /s/ Boy van Riel
	-------------------
	Boy van Riel
	Vice President and Treasurer

 (Authorized to sign on behalf of the
  Registrant as Principal Financial Officer)

  DATE:  August 12, 1994