Form 10-Q
period 1994-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1994-11-14
CIK 91741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1994

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

          Number of Shares of Common Stock Outstanding
           as of November 11, 1994 -- $.80 par value,
                      Class A -- 2,075,281

                                                       FORM 10-Q
             Part I - Item 1. Financial Information

            SONESTA INTERNATIONAL HOTELS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
      September 30, 1994 (Unaudited) and December 31, 1993

                                                       (in thousands)
                                                September 30    December 31
                                                    1994           1993
ASSETS
Current assets:
  Cash and cash equivalents                      $  5,866        $  6,919
  Accounts and notes receivable:
    Trade, less allowance of $87,381
     ($99,996 at 12/31/93) for doubtful accounts    4,645           4,438
    Current portion of long-term receivables          160             123
    Other                                             324             493
        Total accounts and notes receivable         5,129           5,054
  Inventories                                         572             697
  Refundable income taxes                             994               0
  Prepaid expenses                                    409             401

                 Total current assets              12,970          13,071

Long-term receivables and advances                 14,965          16,284

Investment in hotel and casino, at equity           1,541               0

Property and equipment, at cost:
  Land                                              2,202           2,336
  Buildings                                        53,471          53,788
  Furniture and equipment                          19,413          17,512
  Leasehold improvements                              542             482
                                                   75,628          74,118
  Less accumulated depreciation and
    amortization                                   46,912          43,686
        Net property and equipment                 28,716          30,432

                                                 $ 58,192        $ 59,787





See accompanying notes to consolidated financial statements.

                                                             FORM 10-Q

                 SONESTA INTERNATIONAL HOTELS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
           September 30, 1994 (Unaudited) and December 31, 1993

                                                       (in thousands)
                                                September 30    December 31
                                                    1994           1993
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and
    capitalized lease obligations                $    934         $  1,465
  Accounts payable                                  3,836            5,124
  Federal, foreign and state income taxes             948            1,181
  Current portion-deferred taxes                    1,276            1,934
  Accrued liabilities:
    Salaries and wages                              1,401            1,739
    Rentals                                         1,748            1,832
    Interest                                          118               88
    Taxes, other than income taxes                    266               33
    Employee benefits                               1,088              292
    Other                                           1,143              969

                 Total accrued liabilities          5,764            4,953

                 Total current liabilities         12,758           14,657

Long-term debt                                     20,288           18,848

Capitalized lease obligations                         205              278

Deferred federal and state income taxes             2,663            3,700

Other non-current liabilities                          75              317

Redeemable preferred stock, $25 par value, at
  redemption value                                    294              294

Commitments and contingencies

Common stockholders' equity:
  Common stock:
    Class A, $.80 par value:
    Authorized--10,000,000 shares
    Issued--3,051,088 shares at stated value        3,488            3,488
  Retained earnings                                26,484           26,268
  Treasury shares--975,807 at cost                 (8,063)          (8,063)
        Total common stockholders' equity          21,909           21,693
                                                 $ 58,192         $ 59,787

See accompanying notes to consolidated financial statements.

                                                            FORM 10-Q

                 SONESTA INTERNATIONAL HOTELS CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (in thousands except for per share data)

                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                     1994       1993      1994       1993
Revenues:
  Rooms                             $ 7,255   $ 6,439    $23,145   $20,665
  Food and beverage                   2,683     2,497      9,388     8,253
  Management, license and
    service fees                      1,247     1,234      3,630     3,549
  Other                               1,025     1,055      3,206     3,195
                                     12,210    11,225     39,369    35,662
Costs and expenses:
  Costs and operating expenses        5,481     5,137     16,508    15,507
  Advertising and promotion           1,229     1,130      3,535     3,400
  Administrative and general          2,099     2,036      6,306     5,779
  Human Resources                       254       223        766       692
  Maintenance                           992       961      3,045     2,942
  Rentals                               569       316      2,588     1,873
  Property taxes                        321       288        920       815
  Depreciation and amortization       1,093     1,186      3,284     3,580
                                     12,038    11,277     36,952    34,588
Operating income (loss)                 172       (52)     2,417     1,074
Other income (deductions):
  Interest expense                     (483)     (303)    (1,115)     (895)
  Interest income                        60       226        183       726
  Foreign exchange gain (loss)          (31)      (13)       (47)        6
  Equity in net loss of hotel and
    casino                             (322)       --       (459)       --
  Gain (loss) on sales of assets          9         2        (96)    3,004
  Other                                 118        79        118        79
                                       (649)       (9)    (1,416)    2,920
Income (loss) before income
  taxes                                (477)      (61)     1,001     3,994
Federal, foreign and state income
  tax provision (credit)               (153)      (23)       464     1,458
Net income (loss)                      (324)      (38)       537     2,536
Retained earnings at beginning
  of period                          26,812    26,461     26,268    24,206
Cash dividends on preferred stock        (4)       (3)       (10)      (10)
Cash dividends on common stock           --        --       (311)     (312)
Retained earnings at end of period   26,484    26,420     26,484    26,420
Earnings per share of common stock:
  Net income (loss)                 $  (.16)  $  (.02)   $   .26   $  1.22
Weighted average number of shares
outstanding                           2,075     2,083      2,075     2,083

See accompanying notes to consolidated financial statements.

                                                            FORM 10-Q

                 SONESTA INTERNATIONAL HOTELS CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        Increase (Decrease) in Cash
                                                      (in thousands)
                                             Nine Months Ended September 30
                                                    1994           1993
Cash provided by operating activities
  Net income                                      $    537       $  2,536
Items not (providing) requiring cash
    Foreign exchange loss (gain)                        47             (6)
    Pension expense                                    399            107
    Depreciation and amortization                    3,284          3,580
    Deferred federal income taxes                   (1,695)           141
    Net loss (gain) on sales of assets                  96         (3,004)
    Provision for doubtful accounts                    (23)            22
    Equity in net loss of hotel and casino             459             --
  Changes in assets and liabilities
    Accounts and notes receivable                      (75)        (3,037)
    Refundable income taxes                           (994)            --
    Inventories                                        125            130
    Prepaid expenses                                    (8)            36
    Accounts payable                                (1,345)           555
    Federal, foreign and state income taxes           (233)            95
    Accrued liabilities                                178         (1,136)
     Cash provided by operating activities             752             19
 Cash provided (used) by investing activities
  Proceeds from sales of assets                        350             10
  Expenditures for property and equipment           (2,006)        (2,267)
  New loans and advances                              (571)        (2,911)
  Investment in hotel and casino                    (2,000)            --
  Payments received on long-term receivables
   and advances                                      1,936          1,546
     Cash used by investing activities              (2,291)        (3,622)
 Cash provided (used) by financing activities
  Proceeds from issuance of long term debt           2,000             --
  Payments on long-term debt                          (434)          (224)
  Payments on capitalized lease obligations           (730)          (688)
  Purchase of common stock                              --             (5)
  Cash dividends paid                                 (321)          (322)
    Cash provided (used) by financing
     activities                                        515         (1,239)
  Gain (loss) from effect of exchange rate
   changes on cash                                     (29)             3
Net decrease in cash                                (1,053)        (4,839)
Cash and cash equivalents at beginning of period     6,919         11,194
Cash and cash equivalents at end of period        $  5,866       $  6,355

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


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

     Supplemental Schedule of Interest and Income Taxes Paid

     Cash paid for interest in the 1994 nine-month period and the 1993 nine-month period was approximately $1,085,000 and $899,000, respec-tively. Cash paid for income taxes in the 1994 and 1993 nine-month periods was approximately $3,288,000 and $1,223,000, respectively.

See accompanying notes to consolidated financial statements.


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations

     The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items necessary to present fairly the financial position of the Company at September 30, 1994 and December 31, 1993, and the results of operations for the nine month periods ended September 30, 1994 and 1993 and the statement of cash flow for the nine-month periods ended September 30, 1994 and 1993, and should be read in conjunction with the 1993 Annual Report.

     The results of operations for these periods are not necessarily indicative of the results for the full years.

     The Sonesta Beach Hotel and Casino, in Curacao, which opened in November of 1992, is operated by the Company under a management agreement. Pursuant to the terms of the management agreement, the Company in May 1994 invested $2,000,000 in the hotel and casino for a 22% equity ownership. The Company uses the equity method of account-ing for this investment, under which method the original investment is recorded at cost and is adjusted by the Company's share of undistrib-uted earnings or losses of the hotel and casino. The Company entered into a $2,000,000 loan agreement to finance this investment (See Note
     4).

     During 1993 and 1994, the Company has loaned approximately $5,473,000 to the owner of the Sonesta Beach Resort in Key Biscayne, Florida, which the Company operates under a long-term management agreement (See
     Note 2 -- Long Term Receivables). In addition, the Company advanced $1,235,000 for furniture, fixtures and equipment purchases for the hotel, which was repaid in September 1994 out of insurance proceeds.

     During the first quarter of 1993, the Company had a pre-tax $3,000,000 gain on sale, which resulted from the recognition of previously deferred income following the sale in 1992 of its Aruban assets.

                                                            FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Sonesta Resort, Sharm el Sheikh, Egypt opened in May, 1994. The Company has loaned $800,000 to the owner of the Resort (See Note 2 -- Long Term Receivables). The Company operates the hotel under a long-term management agreement, under which it receives management and incentive fees.

2.   Long-Term Receivables and Advances

                                                       (in thousands)
                                                September 30    December 31
                                                    1994           1993
     From sales of assets:

       The Sonesta Beach Hotel, Key Biscayne,
          Florida (a):
          Second mortgage receivable, 14-1/2% interest
            (of which 11% is payable quarterly and
            3-1/2% deferred until maturity) due
            12/31/97                               $ 5,000        $ 5,000
          Deferred interest receivable               2,306          2,306

          $6,500,000 fourth mortgage receivable,
            10% simple interest due 12/31/04,
            net of $5,500,000 reserve                1,000          1,000

       The Crystal Casino, Aruba (b)                   195          1,926

     Sharm El Sheikh (c)                               800            600

     Sonesta Beach Hotel, Key Biscayne (d)           2,584          2,684

     Sonesta Beach Hotel, Key Biscayne (e)           2,789          2,501

     Other                                             451            390

               Total long-term receivables         $15,125        $16,407

     Less:  current portion                            160            123

               Net long-term receivables           $14,965        $16,284

     (a) The Company's mortgage notes receivable are subordinate to a first mortgage of $23,339,000. The maturity date of the first mortgage loan is October 1, 2000. Based on the Company's analy-sis of the present situation in the hotel industry and generally depressed hotel real estate values, it has stopped, effective July 1, 1992, recording as income the deferred portion of inter-est on the second mortgage, and, effective January 1, 1994, the current portion of interest on the second mortgage.

                                                             FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b) As a result of the sale by the Company in January 1992 of its interest in the Crystal Casino Aruba, the Company has record-ed a receivable in the original amount of $5,110,000. This receivable earns interest at prime. Principal and interest is payable monthly based on a percentage of the Crystal Casino win in excess of $10,000,000 per annum. The $10,000,000 is subject to increase based on capital improvements made by the casino owner. As of September 30, 1994, $4,915,000 of principal pay-ments have been received, reducing the balance to $195,000.

     (c) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh which opened in May, 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest is payable in 18 monthly in-stallments out of hotel cash flow following the opening of the hotel.

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

     (e) Under three separate agreements, a subsidiary of the Company has loaned $2,789,000 to the owner of the hotel to finance im-provements to the hotel property and certain furniture, fixtures and equipment. These loans earn interest at rates ranging from prime plus two percentage points to 10%. The principal and interest is payable, beginning in 1994, out of hotel cash flow available after payment of first and second mortgage interest.


3.   Borrowing Arrangements

     The Company has a $2,000,000 line of credit which expires on September 30, 1995. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1994.

                                                       FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A subsidiary of the Company has a $3,500,000 line of credit which bears interest at 3/4% above prime, and will expire December 31, 1994. The Company is required to pay a commitment fee of one-half percent per annum on the amount available but unused under the facility. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans. No amount was outstanding under this line at September 30, 1994. The Company has signed agreements to extend this line for a period of three years as of January 1, 1995. The amount of this line will increase to $5,000,000.

4.   Long-Term Debt

                                                       (in thousands)
                                                September 30    December 31
                                                    1994           1993
     Charterhouse of Cambridge Trust:
        First mortgage notes (a)                  $18,937         $19,371

     Sonesta Curacao Hotel Corporation, N.V.:
        Bank term loan (b)                          2,000               0

     Other                                            188             188
                    Total long term debt           21,125          19,559

     Less current portion                             837             711
                    Net long-term debt            $20,288         $18,848

(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel, Cambridge property. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan was extended for an addi-tional five years as of April, 1992. The loan requires monthly principal payments of $24,834 until April, 1994 and $66,777 for the remaining three years as of May, 1994. Interest on the loan was at 5% until April 16, 1994, and is two percentage points over the LIBOR rate for the remaining three years of the extension term. The interest rate at September 30, 1994 was 6.875%.

(b) This loan is for a three year period ending April 30, 1997. No principal payments are required during the term. The interest rate increased from 9% to 9.75% on November 1, 1994, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the

                                                  FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management agreement for the Sonesta Beach Hotel and Casino, Curacao.

5.   Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consoli-dated Statement of Operations are summarized below:

                                      (in thousands)
                           Three Months Ended   Nine Months Ended
                               September 30        September 30
                              1994      1993      1994      1993
Direct Departmental Costs
  Rooms                      $2,010    $1,865   $ 5,783   $ 5,439
  Food and Beverage           2,348     2,170     7,401     6,863
  Other                         655       627     1,953     1,851
                              5,013     4,662    15,137    14,153

  Heat, light and power         468       475     1,371     1,354
                             $5,481    $5,137   $16,508   $15,507

Direct departmental costs include payroll expense and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.   Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying
Consolidated Statement of Operations is summarized below:

                                          (in thousands)
                                       Nine Months Ended
                                  September 30     September 30
                                      1994             1993
Deferred United States income
  tax (credit)                          $(1,695)          $   141
Current United States income tax          1,919             1,155
Current foreign income tax                   30                71
Current state income tax                    210                91
                                         $  464            $1,458


                                                       FORM 10-Q

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

FIRST NINE MONTHS OF 1994 COMPARED TO 1993

REVENUES

Total revenues for the first nine month period ended September
30, 1994 were $39,369,000 compared to $35,662,000 in 1993, an in-
crease of approximately $3,700,000.

The Company's New Orleans hotel had an increase in revenues of approximately $2,700,000 due principally to a 4.8% increase in average room rate, a 7.8% increase in occupancy levels, and increased food and beverage revenues. The Company's Boston (Cambridge) hotel had increased revenues in 1994 of approximately $1,030,000 due principally to a 5.8% increase in average room rate and increased food and beverage revenues. Revenues from other sources decreased by $30,000.

OPERATING INCOME

Operating income for the nine-month period ended September 30, 1994 was $2,417,000 compared to operating income of $1,074,000 in 1993, an increase of approximately $1,340,000. The Company's New Orleans Hotel showed a $1,270,000 increase in operating income and the Boston (Cambridge) Hotel operations showed a $220,000 in-crease in operating income compared to the 1993 period. The remaining net decrease of $150,000 is primarily a result of increases in management costs and expenses only partially offset by increases in fee income.

OTHER INCOME (DEDUCTIONS)

The 1993 period includes a pre-tax gain of $3,000,000 from the sale of Aruban assets (See Note 1--Operations).

The 1994 period includes $459,000 equity in net loss of hotel and casino representing the Company's 22% share in the net loss of the Sonesta Beach Hotel and Casino in Curacao (See Note 1--
Operations).

Interest expense increased by $220,000 compared to 1993, due to an increase in the interest rate of the Company's remaining mortgage and the additional borrowing of a $2,000,000 bank term loan (See Note 4).

                                                        FORM 10-Q

Interest income decreased by $543,000 in the 1994 period. The 1993 period includes interest of $412,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to stop recording as income this interest effective January 1, 1994 (See Note 2--Long Term Receivables and Advances). The remaining decrease in interest income of $131,000 is principally due to lower short-term investment interest income from the Company's decreased cash balances and decreased principal balance on the Aruba casino note (See Note 2-Long Term Receivables and Advances).

THIRD QUARTER 1994 COMPARED TO 1993

REVENUES

Total revenues for the third quarter ended September 30, 1994 were $12,210,000 compared to $11,225,000 in 1993, an increase of approximately $980,000. The New Orleans hotel had an increase in revenues of approximately $800,000 due principally to a 9.6% increase in occupancy levels, a 2.8% increase in average room rate, and increased food and beverage revenues. The Company's Boston (Cambridge) hotel increased revenues in 1994 by approxi-mately $220,000 due principally to a 4.7% increase in average room rate and a 1.7% increase in occupancy levels. Remaining revenues decreased by $40,000.

OPERATING INCOME

Operating income for the three-month period ended September 30, 1994 was $172,000 compared to an operating loss of $52,000 in 1993, an increase of approximately $220,000. The Company's New Orleans hotel operations showed a $290,000 increase in operating income, while the Boston (Cambridge) hotel showed a $10,000 decrease in operating income in the 1994 period compared to the 1993 period. The remaining net decrease of $60,000 is primarily a result of increases in management costs and expenses and a decrease in other revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994 the Company has a positive working capital balance of approximately $212,000.

The Company believes that its available credit lines and the expected cash flow generated during the remainder of the calendar year 1994, will be more than adequate to meet all of its obliga-tions.

                                                        FORM 10-Q

                   PART II - Other Information


Item Numbers 1, 2, 3, 4, 5, and 6

Not applicable during the quarter ended September 30, 1994.

                                                        FORM 10-Q





                            SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


  SONESTA INTERNATIONAL HOTELS CORPORATION


  By:  /s/ Boy van Riel
       --------------------
       Boy van Riel
       Vice President and Treasurer

 (Authorized to sign on behalf of the
  Registrant as Principal Financial Officer)

  DATE:  November 11, 1994