Form 10-K405
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-03-31
CIK 91741

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994       Commission file number 0-9032

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ___________________________ to __________________



                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)


NEW YORK                                                    13-5648107
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

200 Clarendon Street, Boston, Massachusetts                 02116
 (Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code:      (617) 421-5400


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered


     Class A Common Stock                                NONE
     $ .80 par value

          Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K [X]


     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 21, 1995 was $6,321,869.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 21, 1995 was: 2,075,281.

DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 1995 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 11 and 12 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) General Development of Business: The Company is engaged in the operation of hotels in Boston (Cambridge), Massachusetts and New Orleans, Louisiana. It also operates, under management agreements, hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; and Cairo, Hurghada, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company has paid $2 million for a 22% ownership interest in the hotel and casino it operates in Curacao, Netherlands Antilles under a management contract. The Company has entered into a management agreement to operate a new hotel being created in New Orleans, Louisiana, which is scheduled to open in April 1995. The Company also licenses the use of the Sonesta name to four operating hotels. The Company had a fifty percent ownership and operating interest in a casino on the island of Aruba and operated a hotel adjacent to the casino under a management contract; in early 1992, the Company sold its casino interests to its joint venture partner and converted its management contract to a license arrangement.

     (b) Financial Information about Industry Segments: The Company is engaged principally in one business segment -- hotel operations -- which represents over 90% of consolidated revenue. The Company's fifty percent ownership interest in a casino in Aruba, described in Item 1.(a), did not constitute involvement in another industry segment for purposes of this Form 10-K. The Financial Data and Consolidated Statements of Operations and Retained Earnings, pages 4 and 5 of the 1994 Annual Report to Shareholders, respectively, which is incorporated herein.

     (c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity.

          The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new

ITEM 1.  BUSINESS
          hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1994, the Company made capital expenditures for its hotels totalling approximately $3,700,000.

          The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels, except Paradisio Hotel in El Gouna, Egypt, which is identified by the words:
          "Managed by Sonesta Hotels".

          The Company has approximately 1,348 employees. Approximately 290 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

          For revenues by class of service for the three years ended December 31, 1994, reference is made to the Consolidated Statements of Operations and Retained Earnings which appears on page 5 of the 1994 Annual Report to Shareholders.

     (d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 9, 10 and 11 of the 1994 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in one hotel: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts. Reference is made to Note 6 of the Notes to the Consolidated Financial Statements of the Registrant which appears on page 12 of the Company's 1994 Annual Report to Shareholders for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana, under a long-term lease which expires, subject to options to extend for up to twenty years, on September 30, 2004. The initial term of this lease expired in October, 1994, but the Company exercised the first of three ten-year options.

Until January, 1992, the Company owned fifty percent of the shares of an Aruban company which was formed under a joint venture agreement to own and operate a casino on the island of Aruba.

The Company also operates under management agreements hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; and Cairo, Hurghada, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company's hotel and casino on the island of Curacao is operated under a management contract, and the Company has invested $2 million for a 22% ownership interest in that property. The Company's management contract to operate a hotel in Aruba was converted to a license agreement in January, 1992 in connection with the sale of its casino interests. The Company has granted licenses for the use of its name to hotels in Aruba (2); Jerusalem, Israel; and Santiago, Chile.

In December 1994, the Company entered into two partnerships: one of the partnerships was formed to acquire, and now owns, a building in the SoHo district of New York and intends to develop the building as a 78-room deluxe hotel, including retail space; the other partnership was formed to acquire, and now owns, a beach-front hotel site in Guanacaste, Costa Rica on which the partnership intends to develop a 320-room resort and casino. Company subsidiaries are 50% partners in both partnerships, but the partnerships are otherwise unrelated. Both projects are contingent on obtaining satisfactory financing.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor its subsidaries is engaged in any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 4 of the 1994 Annual Report to Shareholders.

A dividend of $.15 per share was paid on the Company's common stock in July 1993 and a dividend of $.15 per share was declared on the Company's common stock in December 1993, but was paid in January 1994. A dividend of $.15 per share was paid on the Company's common stock in July 1994 and a dividend of $.15 per share was declared on the Company's common stock in December 1994, but was paid in January 1995. Other information required by this item is incorporated by reference to the Consolidated Statements of Operations and Retained Earnings which appears on page 5 of the 1994 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock or common stock purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 4 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to pages 2 and 3 of the 1994 Annual Report to Shareholders.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the Index to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 7, 1995, are incorporated herein by reference to the 1994 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 3 of the 1994 Annual Report to Shareholders, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   DIRECTORS OF THE COMPANY AND COMPLIANCE WITH SECTION 16(A)

     The information required by this item is incorporated herein by reference to the proxy statement for the 1995 Annual Meeting of Stockholders.

B.   THE EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS


                                                       Employment History
     Name            Present Position        Age         1990 to Present
     ----            ----------------        ---       -------------------

Roger P. Sonnabend   Chairman of the Board    69       Chairman and Chief
                     and Chief Executive               Executive Officer.
                     Officer

Paul Sonnabend       President                67       President.

Stephen Sonnabend    Senior Vice President    63       Senior Vice
                                                       President.

Stephanie Sonnabend  Executive Vice President 42       Vice President -
                                                       Marketing until
                                                       November, 1993, then
                                                       Executive Vice
                                                       President.

Boy van Riel         Vice President and       36       Controller until
                     Treasurer                         March, 1993, then
                                                       Vice President &
                                                       Treasurer.

Peter J. Sonnabend   Vice President and       41       Vice President and
                     Secretary                         Secretary.

Christopher Baum     Vice President - Sales   41       Director of
                     & Marketing                       Advertising and
                     Communications                    Public Relations,
                                                       Westin Hotels &
                                                       Resorts, until 1991;
                                                       Corporate Director
                                                       of Marketing,

                                                       Resorts, Hilton
                                                       Hotels, 1991-1992;
                                                       Vice President -
                                                       Sales & Marketing
                                                       Communications, 1992
                                                       to present.

Felix Madera         Vice President -         46       Vice President &
                     International                     General Manager,
                                                       Sonesta Beach
                                                       Resort, Key
                                                       Biscayne, Florida.

Mary Jane Rosa       Vice President -         46       Director of
                     Design                            Design until
                                                       January, 1993, then
                                                       Vice President -
                                                       Design.

Jacqueline Sonnabend Vice President -         40       Vice President -
                     Human Resources                   Human Resources.

Hans Wandfluh        Vice President           60       President & General
                                                       Manager, Royal
                                                       Sonesta Hotel, New
                                                       Orleans, Louisiana.


Roger, Paul and Stephen Sonnabend are brothers. Stephanie Sonnabend and Jacqueline Sonnabend are the daughters of Roger Sonnabend. Peter J. Sonnabend is the son of Paul Sonnabend.

The Board of Directors elects Officers of the Company on an annual basis.


ITEM 11.  EXECUTIVE COMPENSATION

                                       and

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                       and

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these items is incorporated by reference to the proxy statement for the 1995 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:  The financial statements listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report.

     2. Financial Statement Schedules: The schedule listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report.

     3. Financial Statements of significant subsidiary, RIF Resort Hotel, N.V. shall be provided by amendment to this Form 10-K by June 30, 1995, as allowed under Regulation S-X, Rule 3-09.

     4. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)  No reports on Form 8-K were filed during the last quarter of 1994.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Item 14(a) (1) and (2)                               References (Page)
----------------------                               -----------------

                                                              1994 Annual
                                                              Report to
                                                Form 10-K     Shareholders*
                                                ---------     -------------
Consolidated Balance Sheets
     at December 31, 1994 and 1993 . . .                              6 - 7

For the years ended December 31,
1994, 1993 and 1992:

     Consolidated Statements of
     Operations and Retained
     Earnings. . . . . . . . . . . . . .                              5

     Consolidated Statements of Cash
     Flows . . . . . . . . . . . . . . .                              8

     Notes to Consolidated Financial
     Statements. . . . . . . . . . . . .                              9 - 15

Consolidated Financial Statement
Schedules for the year ended
December 31, 1994:

  II.     Consolidated Valuation and
          Qualifying Accounts. . . . . .             10

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

____________________
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1994

                                                                            AMOUNTS           AMOUNTS
                                                         BALANCE,           CHARGED        (WRITTEN OFF)        BALANCE,
                                                         BEGINNING        (CREDITED)          NET OF             END OF
Description                                               OF YEAR          TO INCOME        RECOVERIES            YEAR
                                                      ---------------   ---------------   ---------------    ---------------
Year Ended December 31, 1992

Deducted from assets:
  Valuation reserve on long-term
    receivables and advances                        $      5,500,000                --                --   $      5,500,000
                                                      ===============                                        ===============
  Valuation reserve - other accounts
    and notes receivables                           $        166,723          (166,723)               --   $              0
                                                      ===============   ===============                      ===============
  Allowance for doubtful accounts                   $         60,749   $        26,286   $        (2,685)  $         84,350
                                                      ===============   ===============   ===============    ===============


Year Ended December 31, 1993

Deducted from assets:
  Valuation reserve on long-term
    receivables and advances                   $           5,500,000                --                --   $      5,500,000
                                                      ===============                                        ===============
  Allowance for doubtful accounts              $              84,350   $        32,100   $       (16,454)  $         99,996
                                                      ===============   ===============   ===============    ===============

Year Ended December 31, 1994

Deducted from assets:
  Valuation reserve on long-term
    receivables and advances                   $           5,500,000                --                --   $      5,500,000
                                                      ===============                                        ===============
  Allowance for doubtful accounts              $              99,996   $       (22,000)  $         6,253   $         84,249
                                                      ===============   ===============   ===============    ===============

                    Sonesta International Hotels Corporation

                                INDEX TO EXHIBITS

Items l4(a) (3)
---------------

NUMBER         DESCRIPTION                                  PAGE NOS.
------         -----------                                  ---------

3.1            The most recent amendments to the
               Company's Certificate of Incorporation
               were filed as part of the Registrant's
               Form 10-K for 1992.

3.2            Company By-laws, including all                 14-30
               amendments through March 29, 1995.

10.1(a)        "Third Amendment of Mortgage and               31-35
               Security Agreement and Second Amendment
               of Note" Between Key Biscayne Limited
               Partnership, Mortgagor ("KBLP") and
               Florida Sonesta Corporation, Mortgagee
               (FSC"), dated February 4, 1994.


10.1(b)        "Operating Deficit Loan Mortgage Note"         36-40
               ($2,194,005.00) from KBLP to FSC,
               dated as of December 31, 1993.

10.1(c)        "Operating Deficit Loan Mortgage and           41-60
               Security Agreement" between KBLP and FSC, dated February 4, 1994.

10.1(d)        "Promissory Note" ($1,576,600.00) from         61-64
               KBLP to FSC, dated February 4, 1994.

10.1(e)        "Second Amendment to Management Agreement"     65-69
               dated as of December 31, 1993 between
               KBLP and FSC.

10.2           "Second Amendment to Lease" between John       70-77
               Hancock Mutual Life Insurance Company
               ("John Hancock") and Sonesta International
               Hotels Corporation ("Sonesta"), dated
               March 22, 1994.

10.3           "Third Amendment to Lease" between John        78-80
               Hancock and Sonesta, dated June, 1994.

10.4(a)        "1995 Loan Agreement" between Hibernia         81-111
               National Bank ("Hibernia") and Royal

               Sonesta, Inc. ("Royal Sonesta"), as of       PAGE NOS.
               January 1, 1995).                            ---------

10.4(b)        "Promissory Note" ($5,000,000) from Royal      112-115
               Sonesta to Hibernia, dated "Effective
               January 1, 1995".

10.4(c)        "First Amendment to 1995 Loan Agreement"       116-117
               Between Hibernia and Royal Sonesta,
               dated December 12, 1994.

10.5           "Commercial Promissory Note" ($2,000,000)      118-121
               from Sonesta International Hotesl
               Corporation to USTrust, dated November 1,
               1994.

10.6           "Shareholders Agreement of C.R. Resort         122-167
               Associates Limited", dated December
               8, 1994.

10.7           "Amended and Restated Agreement of             168-232
               Limited Partnership of The Soho Hotel
               Company, L.P.", dated December 13, 1994.

13.            Annual Report to Security Holders for the      233-249
               calendar year ended December 31, 1994.

21.            Subsidiaries of the Registrant.                250

23.            Consent of Ernst & Young LLP filed herewith.   251

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or l5(d) of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
          (Registrant)


By:  /s/ Boy van Riel                                  Date: March 13, 1995
    -------------------------------
     Boy van Riel
     Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ R.P. Sonnabend                                Date: March 13, 1995
    -------------------------------
     Roger P. Sonnabend
     Chairman of the Board and Chief Executive Officer

By:  /s/ Boy van Riel                                  Date: March 13, 1995
    -------------------------------
     Boy van Riel
     Vice President and Treasurer, Principal
      Financial and Accounting Officer

By:  /s/ Paul Sonnabend                                Date: March 13, 1995
    -------------------------------
     Paul Sonnabend
     Director

By:  /s/ Stephen Sonnabend                             Date: March 13, 1995
    -------------------------------
     Stephen Sonnabend
     Director

By:  /s/ Vernon R. Alden                               Date: March 13, 1995
    -------------------------------
     Vernon R. Alden
     Director

By:  /s/ Joseph L. Bower                               Date: March 13, 1995
    -------------------------------
     Joseph L. Bower
     Director

By:  /s/ L.M. Levinson                                 Date: March 13, 1995
    -------------------------------
     Lawrence M. Levinson
     Director