Form 10-K405/A
period 1994-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-04-25
CIK 91741

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


     This amendment is being filed due to the fact that the Form 10-K filed by Sonesta International Hotels Corporation on March 31, 1995 did not contain a Financial Data Schedule which is required under item 601(c) of Regulation S-K and Regulations S-B and Rule 401 of Regulation S-T.

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994   Commission file  number 0-9032

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________________ to _________________



                    SONESTA INTERNATIONAL HOTELS CORPORATION
                    ----------------------------------------
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

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    -----

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




- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or l5(d) of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
          (Registrant)

By:  /s/ Boy van Riel                               Date: April 24, 1995
     ---------------------------
         Boy van Riel
         Vice President and Treasurer

                    Sonesta International Hotels Corporation

                                INDEX TO EXHIBITS

ITEMS 14 (A) (3)

NUMBER         DESCRIPTION                                          PAGE NOS.

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
               National Bank ("Hibernia") and Royal

                                                                 PAGE NOS.
               Sonesta, Inc. ("Royal Sonesta"), as of
               January 1, 1995).

10.4(b)        "Promissory Note" ($5,000,000) from Royal         112-115
               Sonesta to Hibernia, dated "Effective
               January 1, 1995".

10.4(c)        "First Amendment to 1995 Loan Agreement"          116-117
               Between Hibernia and Royal Sonesta,
               dated December 12, 1994.

10.5           "Commercial Promissory Note" ($2,000,000)         118-121
               from Sonesta International Hotels
               Corporation to USTrust, dated November 1,
               1994.

10.6           "Shareholders Agreement of C.R. Resort            122-167
               Associates Limited", dated December
               8, 1994.

10.7           "Amended and Restated Agreement of                168-232
               Limited Partnership of The Soho Hotel
               Company, L.P.", dated December 13, 1994.

13.            Annual Report to Security Holders for the         233-249
               calendar year ended December 31, 1994.

21.            Subsidiaries of the Registrant.                   250

23.            Consent of Ernst & Young LLP filed herewith.      251

27.            Financial Data Schedule.