Form 10-Q
period 1995-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-05-12
CIK 91741

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                  Commission file number 0-9032

            SONESTA INTERNATIONAL HOTELS CORPORATION
     (Exact name of registrant as specified in its charter)

             NEW YORK                             13-5648107
- - - - ---------------------------------      ---------------------------------
   (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)             Identification No.)

              200 Clarendon Street, Boston, MA 02116
            -----------------------------------------
            (Address of principal executive offices)
                           (Zip Code)

                          617-421-5400
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____  No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

          Number of Shares of Common Stock Outstanding
              as of May 10, 1995 -- $.80 par value,
                      Class A -- 2,075,281

                                                                 FORM 10-Q

                  Part I - Item 1.  Financial Information

                                                       (in thousands)
                                                  ----------------------
                                                  March 31   December 31
                                                    1995        1994
                                                  --------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                        $ 3,570        $ 3,669
 Accounts and notes receivable:
    Trade, less allowance of $85,000
     ($84,000 at 12/31/94) for doubtful accounts    5,146          4,997
    Interest receivable                               143              3
    Current portion of long-term receivables           22             26
    Other                                             215            893
                                                  -------        -------
        Total accounts and notes receivable         5,526          5,919
 Refundable income taxes                               --            959
 Inventories                                          583            653
 Prepaid expenses                                     758            358
                                                  -------        -------
                 Total current assets              10,437         11,558

Long-term receivables and advances                 14,185         14,477

Investments in hotels                               5,782          5,648

Property and equipment, at cost:
  Land                                              2,202          2,202
  Buildings                                        30,866         30,866
  Furniture and equipment                          13,763         13,409
  Leasehold improvements                              483            483
                                                  -------        -------
                                                   47,314         46,960
  Less accumulated depreciation and
    amortization                                   19,357         18,529
                                                  -------        -------
        Net property and equipment                 27,957         28,431
                                                  -------        -------
                                                  $58,361        $60,114
                                                  -------        -------
                                                  -------        -------





          See accompanying notes to consolidated financial statements.

                                                                 FORM 10-Q
                 SONESTA INTERNATIONAL HOTELS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
             March 31, 1995 (Unaudited) and December 31, 1994

                                                       (in thousands)
                                                  -------------------------
                                                  March 31      December 31
                                                    1995           1994
                                                  --------      -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                          $ 2,000         $   500
  Current portion of long-term debt and
    capitalized lease obligations                     940             937
  Accounts payable                                  3,351           5,440
  Federal, foreign and state income taxes             700             290
  Current portion-deferred taxes                      307             623
  Accrued liabilities:
    Salaries and wages                                796           1,662
    Rentals                                         2,255           3,218
    Interest                                          149             143
    Taxes, other than income taxes                    246              38
    Employee benefits                                 827           1,134
    Other                                           1,136             891
                                                  -------          ------
                 Total accrued liabilities          5,409           7,086
                                                  -------          ------
                 Total current liabilities         12,707          14,876

Long-term debt                                     19,888          20,089

Capitalized lease obligations                         152             179

Deferred federal and state income taxes             2,830           3,021

Other non-current liabilities                         639             135

Redeemable preferred stock, $25 par value, at
  redemption value                                    294             294

Commitments and contingencies

Common stockholders' equity:
  Common stock:
    Class A, $.80 par value:
    Authorized--10,000,000 shares
    Issued--3,051,088 shares at stated value        3,488           3,488
  Retained earnings                                26,426          26,095
  Treasury shares--975,807 at cost                 (8,063)         (8,063)
                                                  -------          ------
        Total common stockholders' equity          21,851          21,520
                                                  -------          ------
                                                  $58,361         $60,114
                                                  -------          ------
                                                  -------          ------

          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                 SONESTA INTERNATIONAL HOTELS CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (in thousands except for per share data)

                                               Three Months Ended
                                               ------------------
                                                    March 31
                                               ------------------
                                               1995          1994
                                               ----          ----
Revenues:
  Rooms                                      $ 8,136       $ 7,297
  Food and beverage                            3,132         2,991
  Management, license and
    service fees                               1,230         1,138
  Other                                        1,005         1,012
                                             -------       -------
                                              13,503        12,438
                                             -------       -------
Costs and expenses:
  Costs and operating expenses                 5,437         5,325
  Advertising and promotion                    1,172         1,108
  Administrative and general                   2,265         2,110
  Human resources                                301           248
  Maintenance                                  1,021         1,030
  Rentals                                      2,198         1,013
  Property taxes                                 304           297
  Depreciation and amortization                  828         1,065
                                             -------       -------
                                              13,526        12,196
                                             -------       -------
Operating income (loss)                          (23)          242

Other income (deductions):
  Interest expense                              (447)         (276)
  Interest income                                377            61
  Foreign exchange gain (loss)                    13            (4)
  Equity in net income of hotel
    and casino                                    28            --
  Gain (loss) on sales of assets                 545          (108)
                                             -------       -------
                                                 516          (327)

Income (loss) before income taxes                493           (85)
Federal, foreign and state income
  tax provision (benefit)                        159           (42)
                                             -------       -------
Net income (loss)                                334           (43)
Retained earnings at beginning of period      26,095        26,267
Cash dividends on preferred stock                 (3)           (3)
                                             -------       -------
Retained earnings at end of period           $26,426       $26,221
                                             -------       -------
                                             -------       -------
Earnings per share of common stock:
  Net income (loss)                              .16          (.02)
                                             -------       -------
                                             -------       -------
Weighted average number of shares
  outstanding                                  2,075         2,075
                                             -------       -------
                                             -------       -------


          See accompanying notes to consolidated financial statements.

                  SONESTA INTERNATIONAL HOTELS CORPORATION       FORM 10-Q
             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        Increase (Decrease) in Cash

                                                       (in thousands)
                                                ---------------------------
                                                Three Months Ended March 31
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
Cash provided (used) by operating activities
  Net income (loss)                                $    334      $   (43)
Items not (providing) requiring cash
    Foreign exchange loss (gain)                        (13)           4
    Pension expense                                     143           51
    Depreciation and amortization                       828        1,065
    Deferred federal income taxes                      (507)        (988)
    Net (gain) loss on sales of assets                 (545)         108
    Provision for doubtful accounts                       6            8
    Equity in income of hotel and casino                (28)          --
  Changes in assets and liabilities
    Accounts and notes receivable                       362         (893)
    Refundable income taxes                             959           --
    Inventories                                          70          119
    Prepaid expenses                                   (400)        (455)
    Accounts payable                                 (1,242)      (1,127)
    Federal, foreign and state income taxes             410           20
    Accrued liabilities                              (1,319)      (1,682)
                                                    -------      -------
     Cash used by operating activities                 (942)      (3,813)
Cash provided (used) by investing activities
  Proceeds from sales of assets                          10          325
  Expenditures for property and equipment              (352)        (674)
  Investments in hotels                                (106)          --
  New loans and advances                                 --         (129)
  Payments received on long-term receivables
   and advances                                         325          854
                                                    -------      -------
     Cash provided (used) by investing
       activities                                      (123)         376
Cash provided (used) by financing activities
  Borrowing under lines of credit                     1,500        1,500
  Payments on long-term debt                           (201)         (74)
  Payments on capitalized lease obligations             (24)        (243)
  Cash dividends paid                                  (315)        (315)
                                                    -------      -------
    Cash provided by financing activities               960          868
  Gain from effect of exchange rate
   changes on cash                                        6            1
                                                    -------      -------
Net decrease in cash                                    (99)      (2,568)
Cash and cash equivalents at beginning of period      3,669        6,919
                                                    -------      -------
Cash and cash equivalents at end of period          $ 3,570      $ 4,351
                                                    -------      -------
                                                    -------      -------

     SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID
     Cash paid for interest in the 1995 three-month period and the 1994 three-month period was approximately $441,000 and $275,000, respectively. Net cash refunded for income taxes in the 1995 three-month period was $703,000. Cash paid for income taxes in the 1994 three-month period was $926,000.

          See accompanying notes to consolidated financial statements.

                                                                 FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations

     The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normally recurring items necessary to present fairly the financial position of the Company at March 31, 1995 and December 31, 1994, and the results of its operations for the three month periods ended March 31, 1995 and 1994 and its cash flows for the three month periods ended March 31, 1995 and 1994, and should be read in conjunction with the 1994 Annual Report.

     The results of operations for these periods are not necessarily indicative of the results for the full years.

     In the first quarter of 1995, the Company recognized a pre-tax gain on sale of assets of $535,000. This was a result of a settlement, for amounts less than previously recorded, of liabilities related to the sale in 1991 of the Company's Amsterdam Sonesta Hotel. In 1994, the Company settled a dispute related to foreign taxes on the same transaction, which resulted in refundable federal income taxes of $959,000. The Company received payment for this in March 1995, together with interest.

     In May 1994, the Company acquired a 22% equity interest in the Sonesta Beach Hotel & Casino, Curacao. Included in the first quarter 1995 statement of operations is equity in net income of $28,000, which represents the Company's share of the net income of the hotel during the first quarter. The profit achieved in the first quarter is not indicative of the full year results, due to the seasonal nature of the hotel's business.

     In April 1995, the Company opened the Chateau Sonesta Hotel in New Orleans, Louisiana. This 243-room full-service hotel is located in the French Quarter. The Company operates this hotel under a long-term management agreement, and will receive management and marketing fees based on revenues, and incentive fees based on cash flow. The Company guarantees debt service payments of approximately $1,500,000 per year on the hotel's first mortgage of $12,600,000 for a period of 5 years following the opening of the hotel. Advances made under this guaranty, if required, would be secured by a mortgage.

     In October 1994, the Company exercised the first of three ten-year options to extend the lease under which it operates the Royal Sonesta Hotel in New Orleans. As of the renewal date, no fixed rent is payable, but percentage rent, based on net income, increased.

                                                                 FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Long-Term Receivables and Advances

                                                 (in thousands)
                                            --------------------------
                                            March 31       December 31
                                             1995             1994
                                            --------       -----------
The Sonesta Beach Resort,
 Key Biscayne, Florida:
 Second mortgage receivable,
  14-1/2% interest (of which
  11% is payable quarterly and
  3-1/2% deferred until maturity)
  due 12/31/97                              $ 5,000          $ 5,000
 Deferred interest receivable                 2,306            2,306
 $6,500,000 fourth mortgage
  receivable, 10% simple interest
  due 12/31/04, net of $5,500,000
  reserve (a)                                 1,000            1,000
 Loan to owner (b)                            2,134            2,272
 Loan to owner (c)                            2,666            2,791
Sharm el Sheikh (d)                             775              800
Other                                           326              334
                                            -------          -------
     Total long-term receivables            $14,207          $14,503
     Less:  current portion                      22               26
                                            -------          -------
     Net long-term receivables              $14,185          $14,477
                                            -------          -------
                                            -------          -------

(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $23,338,000 at March 31, 1995. The maturity date of the first mortgage loan is October 1, 2000. Based on the Company's analysis of the present situation in the hotel industry and generally depressed hotel real estate values, it has stopped, effective July 1, 1992, recording as income the deferred portion of interest on the second mortgage.

(b) In 1993, a subsidiary of the Company loaned $2,684,000 to the hotel's owner. Of this loan, $550,000 accrues interest at a rate of 14 1/2%, while the balance accrues interest at the prime rate. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage interest and a payment to owner equal to 3/4 of 1% of revenues of the hotel. Of this loan, an amount of $550,000 and interest thereon is secured by the Company's second mortgage, while the remaining amount is secured by a third mortgage on the hotel property. Payments received of $550,000 for 1994 interest on the Company's second mortgage (see 2(a) above) have been used to reduce the principal balance to $2,134,000 at March 31, 1995.


                                                                       FORM 10-Q

     SONESTA INTERNATIONAL HOTELS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (c) In 1993, a subsidiary of the Company made loans totalling $2,791,000 to the owner of the hotel. These loans earn interest at rates ranging from 10% to prime plus two percentage points. Principal and interest is payable out of hotel cash flow available after payment of first and second mortgage interest. Payments of $125,000 during 1995 have reduced the principal balance to $2,666,000 at March 31, 1995.

 (d) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May, 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest is payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. Payments of $25,000 during 1995 have reduced the principal balance to $775,000 at March 31, 1995.


3.  Borrowing Arrangements

     The Company has a $2,000,000 line of credit which expires on September 30, 1995. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at March 31, 1995.

     A subsidiary of the Company has a $5,000,000 line of credit which will expire on December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio.
The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans. The interest rate as of January 1, 1995 is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. The balance outstanding under this line at March 31, 1995 was $2,000,000.

4.  Long-Term Debt

                                                  (in thousands)
                                            --------------------------
                                            March 31       December 31
                                             1995             1994
                                            --------       -----------
Charterhouse of Cambridge Trust:
 First mortgage notes (a)                   $18,537          $18,738
Sonesta Curacao Hotel Corporation, N.V.:
 Bank term loan (b)                           2,000            2,000
Other                                           188              188
                                            -------          -------
                                             20,725           20,926
Less current portion of long-term debt          837              837
                                            -------          -------
Total long-term debt                        $19,888          $20,089
                                            -------          -------
                                            -------          -------




                                                            FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $19,500,000 at March 31, 1995. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan was extended for an additional five years as of April, 1992. The loan requires monthly principal payments of $66,777. Interest on the loan was 5% until April 1994, and is two percentage points over the LIBOR rate for the remaining three years of the extension term. The interest rate at March 31, 1995 was 8.125%.

(b) This loan is for a three year period ending April 30, 1997. No principal payments are required during the term. The interest rate was 9.75% at March 31, 1995, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.


5.  Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statement of Operations are summarized below:

                                                       (in thousands)
                                                ---------------------------
                                                Three Months Ended March 31
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
Direct Departmental Costs
  Rooms                                              $1,934       $1,824
  Food and Beverage                                   2,532        2,391
  Other                                                 587          641
                                                     ------       ------
                                                      5,053        4,856
Heat, light and power                                   384          469
                                                     ------       ------
                                                     $5,437       $5,325
                                                     ------       ------
                                                     ------       ------

Direct departmental costs include payroll expense and related payroll burden, the cost of food and beverage consumed and other departmental costs.

                                                                 FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying Consolidated Statement of Operations is summarized below:

                                                       (in thousands)
                                                ---------------------------
                                                Three Months Ended March 31
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
Deferred United States income
  tax credit                                         $ (507)      $ (988)
Current United States income tax (benefit)             (570)         970
Current foreign income tax (benefit)                  1,201           (5)
Current state income tax (benefit)                       35          (19)
                                                     ------       ------
                                                     $  159       $  (42)
                                                     ------       ------
                                                     ------       ------

                                                       FORM 10-Q

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

FIRST QUARTER 1995 COMPARED TO 1994

REVENUES

Total revenues for the first quarter ended March 31, 1995 were $13,503,000 compared to $12,438,000 in 1994, an increase of approximately $1,065,000.

The Company's Boston (Cambridge) hotel had increased revenues in 1995 of approximately $340,000 due principally to a 4.4% increase in average room rate, a 2.4% increase in occupancy levels, and increased food and beverage revenues. The Company's New Orleans hotel had an increase in revenues of approximately $650,000 due principally to a 3% increase in average room rate and an 8.5% increase in occupancy levels. The remaining revenue increase of $75,000 results principally from increases in management and service fee income.

OPERATING INCOME

Operating loss for the three-month period ended March 31, 1995 was $23,000 compared to operating income of $242,000 in 1994, a decrease of approximately $265,000. The Company's Boston (Cambridge) hotel operations showed a $200,000 decrease in operating loss compared to the 1994 period, due to increased revenues of $340,000, partially offset by increased operating expenses of $140,000. The New Orleans hotel showed a $560,000 decrease in operating income, due to an increase of $1,230,000 in percentage rent expense in the 1995 period, partially offset by increased revenues (see Note 1--Operations). Operating income from other sources increased by $95,000.

OTHER INCOME (DEDUCTIONS)

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of its Amsterdam Sonesta Hotel in 1991 (see
Note 1--Operations).

Interest expense increased by $171,000 compared to 1994 due to an increase in the interest rate of the Company's mortgage on the Boston (Cambridge) hotel, and the additional borrowing of a $2,000,000 bank term loan in May 1994 (see Note 4--Long-Term
Debt).

Interest income increased by $316,000 in the 1995 period.  The
1995 period includes $138,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to resume

                                                       FORM 10-Q

recording this interest as income effective January 1, 1995, as a result of improved cash flow from the hotel, compared to 1994.
The remaining increase in interest income of $178,000 is principally due to interest the Company received on its $959,000 federal income tax refund (see Note 1--Operations).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995 the Company has a negative working capital balance of approximately $2,270,000, due principally to the accrual of percentage rent due under the lease for the Royal Sonesta Hotel in New Orleans, which is not payable until March of 1996.

The Company believes that its present cash balances plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1995 will be more than adequate to meet all of its obligations.

                   PART II - Other Information

Item Numbers 1, 2, 3, 4, 5 and 6
- - - - --------------------------------

Not applicable during the quarter ended March 31, 1995.

                                  FORM 10-Q


                     SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


  SONESTA INTERNATIONAL HOTELS CORPORATION


  By:  ___________________________________
       Boy van Riel
       Vice President and Treasurer

(Authorized to sign on behalf of the
 Registrant as Principal Financial Officer)

 DATE:  May 12, 1995