Form 10-K/A
period 1994-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-06-28
CIK 91741

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A


     This amendment is being filed due to the fact that the Form 10-K filed by Sonesta International Hotels Corporation on March 31, 1995 did not contain the Financial Statements of a significant subsidiary, R.I.F. Resort Hotel N.V., under PART VI, item 14(a)3.

(Mark One)


     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994   Commission file number 0-9032

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ___________________


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


      Class A Common Stock                             NONE
      $.80 par value

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

Item 14(a)3

RIF RESORT HOTEL
FINANCIAL STATEMENTS 1994

CONTENTS

Report of the Managing Director
Recommendation of the Board of Supervisory Directors


Annexes



1.   Balance sheet as at December 31, 1994

2.   Profit and loss account 1994

3.   Notes to the financial statements

3.1  General
3.2  Financial position
3.3  Notes to the balance sheet as at December 31, 1994
3.4  Notes to the profit and loss account 1994

4.   Auditors' report

5.   Additional information

5.1  Specification of fixed assets
5.2  Specification of long term loans


REPORT OF THE MANAGING DIRECTOR OVER THE YEAR 1994


THE HOTEL

The hotel opened in December 1992 under a management agreement with Sonesta Curacao Hotel Corporation N.V., a wholly owned subsidiary of Sonesta International Hotel Corporation.

THE FINANCING OF THE HOTEL

The equity participation, by Sonesta Curacao Hotel Corporation N.V. and the Netherlands Harbourworks Company (Netherlands Antilles) N.V., was deposited in the course of the year.

The total investment in fixed assets at the end of 1994 amounted to NAf 87,729,549. In this amount a total claims value from contractors of NAf 2,600,000 is included. The claims were financed by loans obtained from the contractors Netherlands Harbourworks Company (Netherlands Antilles) N.V. and Croon Electrotechniek B.V. for periods of 3 to 6 years. The first redemption and interest payments took place in January 1995.
The 1993 debt service on the bond loan of NAf 30,000,000 and on the consortium II loan of NAf 5,400,000 in part deferred to be paid in October 1994, was paid as agreed.
The 1994 debt service for all loans was deferred to be paid in April 1995 after agreement was reached with the financiers concerned.

THE DEBT SERVICE

The 1993 debt-service that became due on October 1, 1993 was paid as follows:



January/February 1994   NAf    1,764,026    (vide the deficit guarantee loan of NAf 3,600,000)
October 1994            NAf    1,400,087    (vide cash flow of the hotel)
Additional interest     NAf      147,314    (vide cash flow of the hotel)
                               ---------
                        NAf    3,311,427
                               ---------
                               ---------


For the 1994 debt-service negotiations again were held with the financiers, who agreed to defer payment to April 1995.
In April 1995 the debt-service of NAf 3,183,991, including NAf 113,724 additional interest was paid.

Also the first redemption and interest payments on the claim loan were made from the hotel cash flow in January 1995 - NAf 770,148.

For the 1995 and 1996 debt-service it is necessary to again approach the financiers to postpone the due date by six months in order to make use of the high season cash flow.

In 1997 when part of the loans come up for redemption refinancing must be sought as was discussed at the time of the loan agreements.

PERFORMANCE OF THE HOTEL

Personnel and service level

The hotel operates with 372 local staff, supported by 22 expatriates of which 8 were locally recruited. The service level is excellent as can be ascertained from the many compliments received from the guests. Training and motivation courses are given continuously. In 1994 the hotel received the "Four Diamond Award" from the American Automobile Association.

The marketing

                                 1994                      1993


Occupancy                          77.3%                    55.4%
Average daily rate            USD  113.44            USD    102.34
Rooms revenue                 USD 7,929,819          USD 5,362,719


The comparison indicates clearly the growth experienced in both the occupancy as the average daily rate.
The advertising strategy was to reach a wide variety of audiences that have the best potential to generate business. In the U.S. and South America, the primary focus has been on travel agents and wholesalers. European marketing efforts have been supported by advertising with tour operators and a limited travel trade advertising schedule. The South American markets have been an important source of business for the casino.

The direction for 1995 is to expand the hotel's advertising efforts exponentially in all areas, but particularly to the travel trade, wholesalers and group markets.

1995 ANNUAL PLAN


Occupancy                      73.7%   (high 83.3% - low 54.4%)
Average daily rate     USD    119.78   (high US$ 164.63 - low US$ 97.83)
Rooms revenue          USD 7,872,100


As shown above, occupancy may fall compared to 1994, however, an increased average room rate almost offsets the drop.

The island at the moment has not established itself as a high rate destination. This will take time. The fact that the Sonesta Beach Hotel and Casino as yet is not accompanied by more hotels of the same category makes it more difficult.
Futhermore heavy competition is felt from the top resort markets in the region.

CURACAO'S TOURISM IN RELATION TO THE SONESTA HOTEL

Tourism in general showed an increase in 1994. This growing line has not continued in early 1995, however, major efforts are being made to remedy this situation. The USA and the Netherlands are leading the market. New markets are expected to develop from Germany and Brazil. Sonesta Beach Hotel & Casino may well be able to increase its market share. The challenge will lay in increasing the average room rate.

THE HOTEL IN RELATION TO THE ECONOMY OF CURACAO

The hotel employs 394 workers of which 22 are expatriate staff. In 1994 a total of NAf 8,750,000 was paid in salaries and wages. The various forms of tax contribution such as occupancy tax and gaming tax amount to NAf 1,884,000. The wage tax paid to the Government amounted to NAf 1,500,000. Total revenues amounted to NAf 31,570,000.
The foreign exchange contribution to the economy is estimated to have been in excess of NAf 40,000,000.

May 1995



Stanley T. Pietersz
Managing Director

RECOMMENDATION OF THE BOARD OF SUPERVISORY DIRECTORS


To the General Shareholders' Meeting of Rif Resort Hotel N.V.:

Pursuant to Article 22 of the Articles of Incorporation of Rif Resort Hotel N.V., we have the honor to declare that the report, presented by the Managing Director, as well as the financial statements for the year ended December 31, 1994 have been examined by us.

We recommend that the financial statements for the year 1994 be approved by you.


THE BOARD OF SUPERVISORY DIRECTORS OF RIF RESORT HOTEL N.V.



L. Capriles
Chairman
Supervisory director on behalf of shares C



E. Halabi
Supervisory director on behalf of shares C



R. Lucia
Supervisory director on behalf of shares A



H.Th. Lopez
Supervisory director on behalf of shares A



S. Sonnabend
Supervisory director on behalf of shares B



T. Hernandez
Supervisory director on behalf of Island Territory of Curacao

                                              ANNEX 1

                                              RIF RESORT HOTEL N.V.
                                              CURACAO


BALANCE SHEET AS AT DECEMBER 31, 1994 (1993)


                                                1994          1993
                                              ----------   -----------
                                    Notes        NAf           NAf
ASSETS

FIXED ASSETS                         (1)      75,267,238    80,611,121

CURRENT ASSETS

Inventories                          (2)       1,179,861     1,459,052
Receivables and prepayments          (3)       3,689,594     2,875,550
Receivable from shareholders                           -     3,975,000
Cash and bank balances               (4)       2,228,850     1,583,781
                                              ----------    ----------
                                               7,098,305     9,893,383
                                              ----------    ----------
TOTAL                                         82,365,543    90,504,504
                                              ----------    ----------
                                              ----------    ----------

EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

Share capital                        (5)      16,372,000    16,372,000
Accumulated losses                           (20,175,722)  (12,597,052)
                                              ----------    ----------
                                              (3,803,722)    3,774,948

LONG TERM LOANS AND LIABILITIES      (6)      74,660,581    70,721,944

CURRENT LIABILITIES AND ACCRUALS     (7)      11,508,684    16,007,612
                                              ----------    ----------

TOTAL                                         82,365,543    90,504,504
                                              ----------    ----------
                                              ----------    ----------

See accompanying notes to financial statements.

                                              ANNEX 2, PAGE 1

                                              RIF RESORT HOTEL N.V.
                                              CURACAO


PROFIT AND LOSS ACCOUNT 1994



                                                1994          1993
                                             ----------    -----------

                                                 NAf          NAf

DEPARTMENTAL REVENUES
Room                                         14,115,078     9,545,640
Food and beverage                             9,016,788     6,558,771
Telephone                                     1,664,095     1,424,368
Other                                         1,458,544     1,337,213
                                             ----------    ----------
                                             26,254,505    18,865,992
Casino win (note 1)                           5,315,917     5,041,309
                                             ----------    ----------
                                             31,570,422    23,907,301


DEPARTMENTAL EXPENSES (NOTE 2)
Room                                          3,647,337     3,083,049
Food and beverage                             7,360,115     6,549,836
Telephone                                       750,772       635,531
Other                                           133,406       118,751
                                             ----------    ----------
                                             11,891,630    10,387,167
Casino                                        4,217,349     4,018,791
                                             ----------    ----------
                                             16,108,979    14,405,958
                                             ----------    ----------
Gross operating profit                       15,461,443     9,501,343


UNALLOCATED OPERATING EXPENSES (NOTE 3)
Administration and general                    3,721,499     2,804,682
Human resources                                 611,861       579,433
Guest relations and transportation              471,616       452,093
Sales and marketing                           2,546,986     2,427,037
Marketing fees                                  393,439       282,990
Heat, light and power                         2,105,409     2,340,773
Repairs and maintenance                       1,320,386     1,158,313
                                             ----------    ----------
                                             11,171,196    10,045,321
                                             ----------    ----------

Operating profit (loss) from hotel
and casino operations (to carryforward)       4,290,247       (543,978)


                                              ANNEX 2, PAGE 2

                                              RIF RESORT HOTEL N.V.
                                              CURACAO




                                                 1994          1993
                                              ----------    -----------

                                                 NAf          NAf
Operating profit (loss) from hotel
and casino operations (carried forward)        4,290,247       (543,978)

DEPRECIATION                                   6,262,901      6,199,410

INTEREST                                       4,360,943      4,067,958

OTHER CHARGES
Management fees                                  788,011        565,980
Building insurance                               129,475        138,051
Building storage                                  47,838         47,482
Equipment lease                                   97,483        115,234
Land rent                                         51,812         51,818
Other expenses                                   130,454        163,670
                                              ----------     ----------
                                               1,245,073      1,082,235
                                              ----------     ----------
                                              11,868,917     11,349,603
                                              ----------     ----------

Loss for the book year                        (7,578,670)   (11,893,581)
Loss previous year                           (12,597,052)      (703,471)
                                              ----------     ----------

Accumulated losses                           (20,175,722)   (12,597,052)
                                              ----------     ----------
                                              ----------     ----------


See accompanying notes to financial statements.

                                              ANNEX 3.1, PAGE 1

                                              RIF RESORT HOTEL N.V.
                                              CURACAO


NOTES TO THE FINANCIAL STATEMENTS


GENERAL


PURPOSE OF THE COMPANY

The company was incorporated on January 13, 1987. The articles of incorporation of the company were changed in April 1990. The purpose of the company is the preparation, development and the construction and the subsequent maintenance, leasing or operating by the company itself of a hotel and a casino on Curacao.

The company has been involved in the development of a hotel and casino on Curacao, known as the Sonesta Beach Hotel & Casino Curacao which started operations in December 1992. The company has been granted a tax holiday for the operation of the hotel and casino for a period of 11 years.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FIXED ASSETS

The company started the operation of the Sonesta Beach Hotel and Casino December 1, 1992. All organization, development, financing, construction and furnishing costs incurred prior to that date are capitalized.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at nominal value less an allowance for doubtful amounts.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first in first out basis) or market value.

OTHER

All other assets and liabilities are presented at nominal value.

                                              ANNEX 3.1, PAGE 2

                                              RIF RESORT HOTEL N.V.
                                              CURACAO

PRINCIPLES OF DETERMINATION OF INCOME AND EXPENSES

Income and expenses are determined on an accrual basis.
Losses are charged to the profit and loss when foreseeable.

FOREIGN CURRENCIES

Transactions and assets and liabilities in US dollars have been translated into Netherlands Antilles guilders at US$ 1 = NAf 1.78.
Resulting exchange gains and losses are credited or charged against current income.

MANAGEMENT AGREEMENT

The Hotel and Casino is operated under a management agreement between the Owner and the Operator dated April 30, 1990, which was amended and restated as of April 2, 1992. The initial term of the agreement is ten calendar years from the date of commencement of operations with four options to extend for a period of five years each for a total of twenty years.

The annual remuneration for the Operator's services is:
- - a basic fee equal to 3% of gross revenues
- - a marketing reimbursement equal to 1.5% of gross revenues
- - an incentive fee, which is equal to the greater of:
  A - the difference between (1) 22% of the sum of the net operating income and the sum of the basic fee and the marketing reimbursement, and (2) the sum of the basic fee and the marketing reimbursement, or
  B - 50% of the first US$ 2,000,000 of cash flow as defined in the management agreement, until Operator has received an aggregate incentive fee of US$ 2,000,000 from the commencement date; and thereafter, the incentive fee shall be calculated solely pursuant to above.
The incentive fee shall be payable solely out of 50% of the adjusted cash flow calculated in accordance with the management agreement. Any amount of the incentive fee which is earned, but not paid due to insufficient cash flow, shall be deferred and paid out of 50% of future cash flows after payment of the then current incentive fee.
Up to 1994 no incentive fee has been paid.

                                                        ANNEX 3.2

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

FINANCIAL POSITION

The 1994 profit and loss account shows a loss as expected and budgetted. As a consequence of this loss current liabilities exceed current assets by approximately NAf 4,400,000 as at December 1994.

According to the budget for 1995 inclusive of estimated investments of NAf 900,000 this liquidity shortage is expected to increase to approximately NAf 5.800,000 as per the end of 1995. Actual results through April 1995 are slightly below budget.

The shortage in liquidities is a matter of concern. However, as there is presently no indication that financiers will not continue to cooperate as in the past, management believes that the company will be able to continue its activities.

                                                        ANNEX 3.3, PAGE 1

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

NOTES TO THE BALANCE SHEET AS AT DECEMBER 31, 1994

1. FIXED ASSETS

                                                               NAf
Balance as at December 31, 1993                              80,611,121
Investments in 1994                                             919,018
                                                             ----------
                                                             81,530,139
Depreciation 1994                                            (6,262,901)
                                                             ----------
Balance as at December 31, 1994                               75,267,238
                                                             ----------
                                                             ----------


A specification of the total investment is given in annex 5.1. The investments for the year 1994, amounting to NAf 919,018, mainly consist of investments in furniture, fixtures and equipment.

The real estate of the company is mortgaged for an amount of NAf 49,331,944. Also a lien on furniture, fixtures and equipment has been granted for loans totalling NAf 6,571,944.

The depreciation is calculated as follows:
- - buildings and building improvements inclusive of landscaping and technical installations, are depreciated over a 25 year period, on the straight line basis.
- - pre-opening expenses and expenses caused by delays in the construction, over a 5 year period, on the straight line basis.
- - other fixed assets over 7 years, on the straight line basis.

For the calculation of the depreciation the costs of consultants, development fee, pre-project costs, costs of project office and miscellaneous expenses are distributed to the three different types of fixed assets.

The investment of NAf 87,729,549 is inclusive of claims, which have been settled with two contractors, but exclusive of NAf 1,000,000 that might become due to the same contractors. The latter amount is related to the development of a hotel, next to the Sonesta hotel, by Rif Low Rise Hotel N.V. Originally construction costs of the Sonesta project were decreased by the contractors by NAf 1,000,000 provided they would be involved in the development of the project of Rif Low Rise Hotel N.V.
The Company has advanced to Rif Low Rise Hotel N.V. NAf 1,000,000, for which Rif Low Rise Hotel N.V. accepted the obligation to pay NAf 1,000,000 to the contractors if their project could not be realized.
As the land on which Rif Low Rise Hotel N.V. intended to develop its project has been assigned to another developer, this NAf 1,000,000 receivable has been transfered to construction costs.

                                                        ANNEX 3.3, PAGE 2

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

If the project would have been realized Rif Low Rise Hotel N.V. would have repaid the NAf 1,000,000 advance to Rif Resort Hotel N.V.
Now that the land has been assigned to third parties and Rif Low Rise Hotel N.V. has already expensed the NAf 1,000,000 advance for preparation of the construction of the second hotel, there is a remote risk that Rif Resort Hotel N.V. will have to pay another NAf 1,000,000, excluding interest, according to the contractual documents.

2. INVENTORIES

                                                    1994          1993
                                                -----------   -----------
                                                   NAf           NAf
FOOD AND BEVERAGE
Food                                              225,827       284,998
Beverage                                          119,564       182,530
                                                ----------    ----------
                                                  345,391       467,528

OTHER
Printing and stationary                           185,558       316,050
Guest supplies                                    127,088       237,587
Uniforms                                           93,425       162,655
Linnen                                            241,569       129,144
Glassware, china, silver and utensils              78,388        26,177
Food and beverage supplies                         10,739        20,637
Menus                                                            19,954
Cleaning supplies                                  28,562        18,432
Paper supplies                                     14,379        13,325
Casino supplies                                                  11,536
Sales promotion                                    18,071         4,480
Other                                              36,691        31,547
                                                ----------    ----------
                                                  834,470       991,524
                                                ----------    ----------
Total inventories                               1,179,861     1,459,052


                                                        ANNEX 3.3, PAGE 3

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

3. RECEIVABLES AND PREPAYMENTS

                                                        1994         1993
                                                     ----------    ----------
                                                         NAf           NAf
TRADE RECEIVABLES
Guest ledger                                           678,527       587,024
City ledger                                          2,581,012     1,752,330
Casino markers                                          93,245       175,036
Less: allowance for doubtful amounts                   256,193       202,843
                                                     ----------    ----------
                                                     3,096,591     2,311,547
Other receivables                                      261,320       183,105
                                                     ----------    ----------
                                                     3,357,911     2,494,652
                                                     ----------    ----------
                                                     ----------    ----------

LOANS AND ADVANCES
Employees advances                                      17,149        20,831
Other advances                                                         4,400
                                                     ----------    ----------
                                                        17,149        25,231
                                                     ----------    ----------
                                                     ----------    ----------

DEPOSITS
Kodela                                                  90,000        90,000
Other                                                   13,435        11,344
                                                     ----------    ----------
                                                       103,435       101,344
                                                     ----------    ----------
                                                     ----------    ----------


                                                        ANNEX 3.3, PAGE 4

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

                                                        1994         1993
                                                     ---------    ---------
                                                        NAf          NAf
PREPAID EXPENSES
Insurance                                              136,782       96,864
Advertising                                             32,667       62,441
Maintenance contracts                                    8,371       10,055
Rent                                                     7,958        8,213
Directories                                                          26,812
Licenses and permits                                                 12,931
Real estate expenses                                                  8,634
Other                                                   25,321       28,373
                                                     ----------   ----------
                                                       211,099      254,323
                                                     ----------   ----------
                                                     ----------   ----------

SUMMARY
Trade receivable                                     3,357,911    2,494,652
Loans and advances                                      17,149       25,231
Deposits                                               103,435      101,344
Prepaid expenses                                       211,099      254,323
                                                     ----------   ----------
                                                     3,689,594    2,875,550
                                                     ----------   ----------
                                                     ----------   ----------

4. CASH AND BANK BALANCES

Cash on hand                                           819,892      570,790
Cash in bank                                         1,408,958    1,012,991
                                                     ----------   ----------
                                                     2,228,850    1,583,781
                                                     ----------   ----------
                                                     ----------   ----------

                                                        ANNEX 3.3, PAGE 5

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

5. SHAREHOLDERS' EQUITY

The authorized share capital amounts to NAf 21,700,000 of which:

- - 10,770 shares A
- -  4,800 shares B
- -  6,130 shares C

All shares have a nominal value of NAf 1,000.
All shareholders have the same rights except for the following:
Shareholders A and B have the right of first refusal if either new A or B shares are issued, or in case the company sells its own A or B shares.

The various classes of shareholders can make binding proposals for the nomination of the members of the Supervisory Board of Directors as follows:

shareholders A                           2 members
shareholders B                           1 member
shareholders C                           2 members

Also the Government of the Island Territory of Curacao has the right to make a binding proposal for 1 member.

As at December 31, 1994, shares issued and paid up are as follows:

                                                       NAf
8,100 shares A                                      8,100,000
3,600 shares B                                      3,600,000
4,672 shares C                                      4,672,000
                                                   -----------
                                                   16,372,000
                                                   -----------
                                                   -----------


Certain loan agreements forbid the declaration of dividends up to 6 years after October 1992.

                                                        ANNEX 3.3, PAGE 6

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

                                                      1994         1993
                                                   ----------    ----------
                                                      NAf           NAf
6. LONG TERM LOANS AND LIABILITIES

Long term loans                                    73,850,581    70,271,944
Other long term liabilities                           810,000       450,000
                                                   -----------   -----------
                                                   74,660,581    70,721,944
                                                   -----------   -----------
                                                   -----------   -----------

A specification of the long term loans is given in annex 5.2.

The other long term liabilities relate to deferred interest on the NAf 30,000,000 bonds loan amounting to NAf 810,000 and two claims settlements with the contractors of the hotel amounting to in total NAf 2,600,000, which will be paid in 3 and 6 yearly installments, the first ones due January 1, 1995. Interest is stated at Libor plus two, payable in arrears.

7. CURRENT LIABILITIES AND ACCRUALS

                                                      1994          1993
                                                  ----------    ----------
                                                      NAf           NAf
Overdraft Maduro and Curiel's Bank N.V.                            975,061
Creditors for construction hotel and casino          158,696     3,145,186
Trade creditors operation                            678,358     1,926,982
Interest accrual                                   4,173,006     4,910,371
Accruals, water, electricity and telephone           942,733     1,590,766
Room, game and payroll taxes                       2,093,826     1,573,582
Sonesta International Hotel Corporation              515,319       481,027
Salaries and wages payable                           919,918       288,979
Accrued leave and vacation pay                       387,266       302,208
Accrued year-end bonus                               322,497        23,311
Other accruals                                       241,131       327,164
Progressive game payable                             212,710       154,860
Refundable deposits                                  803,386       101,955
Other accounts payable                                59,838       206,160
                                                  -----------   -----------
                                                  11,508,684    16,007,612
                                                  -----------   -----------
                                                  -----------   -----------

                                                        ANNEX 3.3, PAGE 7

                                                        RIF RESORT HOTEL N.V.
                                                        CURACAO

8. CONTINGENT LIABILITIES

GUARANTEE

Maduro & Curiel's Bank N.V. has undertaken a guarantee of NAf 100,000 in favour of "Landsontvanger" on behalf of the hotel and casino.

GAMING TAX

On January 1, 1993, the Government increased the gaming tax rate from 3.5% to 5%.

During 1993 no gaming tax was paid by the Hotel and Casino, because representatives of the casino industry in Curacao are negotiating with the Government authorities to reverse the increase of the gaming tax rate. In 1994 the casino paid the 1992, 1993 and 1994 gaming tax at a rate of 3.5%.

Gaming tax is accrued in the financial statements at the legal gaming tax of 5% less payments made at a rate of 3.5%. Management however, believes that neither the 1.5% difference, nor any fines, will ever be enforced.

Should the Government decide not to reverse the rate increase and to impose the maximum penalty, the hotel and casino will be liable for a fine of US$ 290,000, which is not accrued for in these financial statements; should the Government decide to reverse the rate increase and not to impose any fines the gaming tax is overaccrued by approximately US$ 290,000.

CLAIMS CONTRACTORS

Because the development of a new hotel next to the Sonesta by Rif Low Rise Hotel N.V. is canceled, contractors that were involved in the construction of the Sonesta have a claim against the company of NAf 1,000,000. This claim might be off-set by receipt of the same amount from Rif Low Rise Hotel N.V. We refer to note 1 to the balance sheet.

                                    ANNEX 3.4, PAGE 1

                                    RIF RESORT HOTEL N.V.
                                    CURACAO

NOTES TO THE PROFIT AND LOSS ACCOUNT


1. CASINO WIN
                                           1994            1993
                                       -----------     -----------
                                           NAf             NAf
NET WIN ON TABLES
Drop                                    15,625,509      13,712,245
Pay-out                                (12,507,042)    (10,367,495)
                                       -----------     -----------
                                         3,118,467       3,344,750

NET WIN ON SLOT MACHINES
Drop                                     2,452,781       1,995,205
Pay-out                                   (270,515)       (302,591)
                                       -----------     -----------
                                         2,182,266       1,692,614

MISCELLANEOUS INCOME                        15,184           3,945
                                       -----------     -----------
                                         5,315,917       5,041,309
                                       -----------     -----------
                                       -----------     -----------

2. DEPARTMENTAL EXPENSES

COST OF PERSONNEL
Rooms                                    1,715,147       1,605,480
Food and beverage                        3,107,570       2,931,165
Telephone                                   86,569          69,696
Other                                       85,515          78,822
                                       -----------     -----------
                                         4,994,801       4,685,163
Casino                                   2,408,842       2,166,712
                                       -----------     -----------
                                         7,403,643       6,851,875
                                       -----------     -----------
                                       -----------     -----------

                                    ANNEX 3.4, PAGE 2

                                    RIF RESORT HOTEL N.V.
                                    CURACAO



                                           1994            1993
                                       -----------     -----------
                                           NAf             NAf
OTHER EXPENSES
Rooms                                    1,932,190       1,477,569
Food and beverage - cost of sales        3,058,750       2,382,801
Food and beverage - other                1,193,795       1,235,870
Telephone - cost of sales                  662,101         559,922
Telephone - other                            2,102           5,913
Other                                       47,891          39,929
                                       -----------     -----------
                                         6,896,829       5,702,004
Casino - gaming tax                        648,826       1,050,615
Casino - other                           1,159,681         801,464
                                       -----------     -----------
                                         8,705,336       7,554,083
                                       -----------     -----------
                                       -----------     -----------

TOTAL
Room                                     3,647,337       3,083,049
Food and beverage                        7,360,115       6,549,836
Telephone                                  750,772         635,531
Other                                      133,406         118,751
                                       -----------     -----------
                                        11,891,630      10,387,167
Casino                                   4,217,349       4,018,791
                                       -----------     -----------
                                        16,108,979      14,405,958
                                       -----------     -----------
                                       -----------     -----------

                                    ANNEX 3.4, PAGE 3

                                    RIF RESORT HOTEL N.V.
                                    CURACAO


3. UNALLOCATED OPERATING EXPENSES

                                           1994            1993
                                       -----------     -----------
                                           NAf             NAf
COST OF PERSONNEL
Administration and general               1,902,176       1,461,227
Human resources                            249,878         237,176
Guest relations and transportation         151,790         164,117
Sales and marketing                        606,613         470,386
Repairs and maintenance                    439,049         376,919
                                       -----------     -----------
                                         3,349,506       2,709,825
                                       -----------     -----------
                                       -----------     -----------

OTHER EXPENSES
Administration and general               1,819,323       1,343,455
Human resources                            361,983         342,257
Guest relations and transportation         319,826         287,976
Sales and marketing                      1,940,373       1,956,651
Marketing fees                             393,439         282,990
Electricity and water                    2,105,409       2,340,772
Repairs and maintenance                    881,337         781,395
                                       -----------     -----------
                                         7,821,690       7,335,496
                                       -----------     -----------
                                       -----------     -----------

TOTAL
Administration and general               3,721,499       2,804,682
Human resources                            611,861         579,433
Guest relations and transportation         471,616         452,093
Sales and marketing                      2,546,986       2,427,037
Marketing fees                             393,439         282,990
Electricity and water                    2,105,409       2,340,772
Repairs and maintenance                  1,320,386       1,158,314
                                       -----------     -----------
                                        11,171,196      10,045,321
                                       -----------     -----------
                                       -----------     -----------

                                    ANNEX 4

                                    RIF RESORT HOTEL N.V.
                                    CURACAO





                        AUDITOR'S REPORT

We have audited the financial statements of Rif Hotel N.V., in Curacao, Netherlands Antilles, for the year 1994. We have conducted our audit in accordance with auditing standards generally accepted in the Netherlands.

In our opinion, these financial statements give a true and fair view of the company's financial position at December 31, 1994 and of the result for the year then ended.

Annex 3.2 of the notes to the financial statements indicates that the continuation of the company is uncertain. However, the explanation provided shows that it is not impossible that business operations will be maintained in the long term. As a consequence, the accounting principles applied are based on the assumption that the company will be able to continue as a going concern.


Moret Ernst & Young Accountants



Willemstad, May 22, 1995

                                    ANNEX 5.1

                                    RIF RESORT HOTEL N.V.
                                    CURACAO


SPECIFICATION OF FIXED ASSETS


(x NAf 1,000)

Building works                                                                 42,087
Outdoor facilities                                                              9,565
F.F. & E.                                                                      15,008
Consultants                                                                     8,115
Development fee                                                                   800
Pre-opening expenses                                                            2,774
Pre-project costs                                                                 384
Project office                                                                    608
Costs caused by delays                                                          3,574
Miscellaneous                                                                   4,815
                                                                              -------
                                                                               87,730
                                                                              -------
                                                                              -------

Cost caused by delays:
Project office                                                                    460
Running costs (electricity, security, garden maintenance, land rent etc.)         784
Interest period April 1 till December 1, 1992                                   2,134
Other financing costs                                                             113
Adjustments of agreements                                                          76
Miscellaneous                                                                       7
                                                                              -------
                                                                                3,574
                                                                              -------
                                                                              -------

Miscellaneous:
Building permit                                                                    95
Land rent during construction                                                     112
Interest, exchange differences etc.                                             4,242
Notary fees etc. mortgage deed                                                    118
Representation                                                                    112
Various                                                                           136
                                                                              -------
                                                                                4,815
                                                                              -------
                                                                              -------

                                    ANNEX 5.2, PAGE 1

                                    RIF RESORT HOTEL N.V.
                                    CURACAO



SPECIFICATION OF LONG TERM LOANS

(i). Soft loan from Eilandgebied Curacao (via O.B.N.A.)

Principal:                        NAf 8,800,000
Term:                             October 1, 1990 thru September 30, 2020
Interest grace period:            October 1, 1992 thru September 30, 1997
Interest after grace period:      2.5%
Payment of interest:              Yearly
Redemption:                       20 yearly annuities the first one due
                                  October 1, 2001
Guaranteed:                       No
Secured by mortgage:              No

(ii). Subordinated soft loan from Eilandgebied Curacao (via O.B.N.A.)


Principal:                        NAf 8,000,000
Term:                             October 1, 1990 thru September 30, 2020
Interest grace period:            October 1, 1992 thru September 30, 1997
Interest after grace period:      2.5%
Payment of interest:              Yearly
Redemption:                       20 yearly annuities the first one due
                                  October 1, 2001
Guaranteed:                       No
Secured by mortgage:              No

(iii). Debenture loan (bonds) Local consortium (A)

Principal:                        NAf 12,000,000
Term:                             October 1, 1992 thru September 30, 1997. A
                                  one-time roll-over for another 5 years at
                                  the discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:           6.5%, payable yearly, plus 2.5% per year
                                  which will accumulate interest free and will
                                  be paid at the end of the 6th year if the
                                  liquidity position of Rif Resort Hotel N.V.
                                  such permits, or as soon as possible
                                  thereafter.
Interest year 6 thru 10:          To be negotiated
Payment of interest:              Yearly in arrears
Redemption:                       In full latest September 30, 2002
Guaranteed:                       Yes
Secured by mortgage:              No

                                    ANNEX 5.2, PAGE 2

                                    RIF RESORT HOTEL N.V.
                                    CURACAO





(iv). Debenture loan (bonds) Local consortium (B)

Principal:                        NAf 12,000,000
Term:                             October 1, 1992 thru September 30, 1997. A
                                  one-time roll-over for another 5 years at
                                  the discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:           8.5%, payable yearly, plus 0.5% per year
                                  which will accumulate interest free and will
                                  be paid at the end of the 6th year if the
                                  liquidity position of Rif Resort Hotel N.V.
                                  such permits, or as soon as possible
                                  thereafter.
Interest year 6 thru 10:          To be negotiated
Payment of interest:              Yearly in arrears
Redemption:                       In full latest September 30, 2002
Guaranteed:                       Yes
Secured by mortgage:              No

(v). Debenture loan (bonds) Local consortium (C)

Principal:                        NAf 6,000,000
Term:                             October 1, 1992 thru September 30, 1997. A
                                  one-time roll-over for another 5 years at
                                  the discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:           9%
Interest year 6 thru 10:          To be negotiated
Payment of interest:              Yearly in arrears
Redemption:                       In full latest September 30, 2002
Guaranteed:                       Yes
Secured by mortgage:              No

(vi). Soft loan NPMNA

Principal:                        NAf 9,000,000
Term:                             October 1, 1992 thru September 30, 2022
Interest year 1 thru 5:           2.5%
Interest year 6 thru 8:           2.5%
Interest year 9 thru 10:          n.a.
Payment of interest:              Yearly in arrears
Redemption:                       22 yearly annuities from October 1, 2000
Guaranteed:                       No
Secured by mortgage:              Yes

                                    ANNEX 5.2, PAGE 3

                                    RIF RESORT HOTEL N.V.
                                    CURACAO





(vii). Soft loan Korpodeko

Principal:                        NAf 5,031,944
Term:                             October 1, 1992 thru September 30, 2022
Interest year 1 thru 5:           2.5%
Interest year 6 thru 8:           2.5%
Interest year 9 thru 10:          n.a.
Payment of interest:              Yearly in arrears
Redemption:                       22 yearly annuities, the first payable
                                  September 30, 2001
Guaranteed:                       No
Secured by mortgage:              mortgage and second lien on F.F. & E.

(viii). Loan from Local consortium

Principal:                        NAf 4,300,000
Term:                             October 1, 1992 thru September 30, 1997
Interest year 1 thru 5:           6.5%
Payment of interest:              Quarterly in arrears
Redemption:                       In full September 30, 1997
Guaranteed:                       No
Secured by mortgage:              Yes

(ix). Loan from Local consortium

Principal:                        NAf 1,000,000
Term:                             October 1, 1992 thru September 30, 1997
Interest year 1 thru 5:           8.5%
Payment of interest:              Quarterly in arrears
Redemption:                       In full September 30, 1997
Guaranteed:                       No
Secured by mortgage:              Yes

(x). Loan from Maduro & Curiel's Bank N.V. (Working Capital)

Principal:                        NAf 1,540,000
Term:                             December 1, 1992 thru latest
                                  December 31, 1997
Interest                          11%
Payment of interest:              Monthly
Redemption:                       In full latest September 30, 1997
Guaranteed:                       No
Secured by mortgage:              F.F. & E., stock, accounts receivable

                                    ANNEX 5.2, PAGE 4

                                    RIF RESORT HOTEL N.V.
                                    CURACAO





(xi). Claim settlement with Croon Electrotechniek B.V., Rotterdam, The
      Netherlands

Principal:                        NAf 1,600,000
Term:                             January 1, 1994 thru January 1, 2000
Interest                          Libor + 2%
Payment of interest:              Yearly in arrears
Redemption:                       5 yearly installments of NAf 280,000 the
                                  first payable January 1, 1995 and NAf
                                  200,000 payable January 1, 2000
Guaranteed:                       No

(xii). Claim settlement with Netherlands Harbourworks Company (Netherlands Antilles) N.V.

Principal:                        NAf 1,000,000
Term:                             January 1, 1994 thru January 1, 1997
Interest                          Libor + 2%
Payment of interest:              Yearly in arrears
Redemption:                       3 yearly installments of NAf 333,333 the
                                  first payable January 1, 1995
Guaranteed:                       No

(xiii). Loan from ABN AMRO Bank (cash reserve loan)

Principal:                        NAf 3,600,000
Term:                             February 1994 thru October 31, 1997
Interest                          9%
Payment of interest:              Monthly in arrears
Redemption:                       In full latest October 31, 1997
Guaranteed:                       Yes

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
            (Registrant)


By: ________________________                        Date: June 28, 1995
    Boy van Riel
    Vice President and Treasurer