Form 10-Q
period 1995-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-08-11
CIK 91741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1995

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to  _____________________

                          Commission file number 0-9032

                     SONESTA INTERNATIONAL HOTELS CORPORATION
              (Exact name of registrant as specified in its charter)

            NEW YORK                                   13-5648107
- ---------------------------------                  -------------------
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

                     200 Clarendon Street, Boston, MA 02116
                    ----------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)
                                 617-421-5400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                     APPLICABLE ONLY TO CORPORATE ISSURERS:

                  Number of Shares of Common Stock Outstanding
                     as of August 11, 1995 -- $.80 par value,
                             Class A -- 2,071,281

                   PART I - ITEM 1.  FINANCIAL INFORMATION


                    SONESTA INTERNATIONAL HOTELS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

                                                       (in thousands)
                                                 -----------------------------
                                                   June 30        December 31
                                                    1995              1994
                                                 -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                       $ 3,549          $ 3,669
   Accounts and notes receivables:
      Trade, less allowance of $91,000
       ($84,000 at December 31, 1994)
       for doubtful accounts                         4,347            4,997
      Interest receivable                              138                3
      Current portion of long-term receivables          22               26
      Other                                            415              893
                                                     -----            -----
         Total accounts and notes receivable         4,922            5,919
   Refundable income taxes                              --              959
   Inventories                                         631              653
   Prepaid expenses                                    776              358
                                                 ---------        ---------
            Total current assets                     9,878           11,558

Long-term receivables and advances                  13,753           14,477

Investments in hotels                                5,981            5,648

Property and equipment, at cost:
   Land                                              2,202            2,202
   Buildings                                        30,866           30,866
   Furniture and equipment                          14,552           13,409
   Leasehold improvements                              483              483
                                                 ---------        ---------
                                                    48,103           46,960
   Less accumulated depreciation and
    amortization                                    19,903           18,529
                                                 ---------        ---------
         Net property and equipment                 28,200           28,431
                                                 ---------        ---------
                                                   $57,812          $60,114
                                                 ---------        ---------
                                                 ---------        ---------

See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

                                                       (in thousands)
                                                 -----------------------------
                                                   June 30        December 31
                                                    1995              1994
                                                 -----------      -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                          $    --          $   500
   Current portion of long-term debt and
    capitalized lease obligations                      937              937
   Accounts payable                                  3,039            5,440
   Federal, foreign and state income taxes             684              290
   Current portion-deferred taxes                      315              623
   Accrued liabilities:
      Salaries and wages                             1,066            1,662
      Rentals                                        3,421            3,218
      Interest                                         145              143
      Taxes, other than income taxes                    51               38
      Employee benefits                                851            1,134
      Other                                          1,276              891
                                                 ---------        ---------
         Total accrued liabilities                   6,810            7,086
                                                 ---------        ---------
         Total current liabilities                  11,785           14,876

Long-term debt                                      19,688           20,089

Deferred federal and state income taxes              2,761            3,021

Non-current pension liabilities                        784              135

Other non-current liabilities                          130              179

Redeemable preferred stock, $25 par value, at
 redemption value                                      294              294

Commitments and contingencies

Common stockholders' equity:
   Common Stock:
      Class A, $.80 par value:
      Authorized--10,000,000 shares
      Issued--3,051,088 shares at stated value       3,488            3,488
   Retained earnings                                26,979           26,095
   Treasury shares--979,807 (975,807 at
    December 31, 1994) at cost                      (8,097)          (8,063)
                                                 ----------       ----------
         Total common stockholders' equity          22,370           21,520
                                                 ----------       ----------
                                                   $57,812          $60,114
                                                 -----------      -----------
                                                 -----------      -----------

See accompanying notes to consolidated financial statements.
                                       2

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                           Three Months Ended    Six Months Ended
                                                June  30             June  30
                                                --------             --------
                                             1995      1994        1995      1994
                                           --------  --------    --------  --------
Revenues:
   Rooms                                    $ 8,411   $ 8,593     $16,547   $15,890
   Food and beverage                          3,543     3,714       6,675     6,705
   Management, license and service fees       1,335     1,245       2,565     2,383
   Other                                      1,155     1,169       2,160     2,181
                                           --------  --------    --------  --------
                                             14,444    14,721      27,947    27,159
                                           --------  --------    --------  --------
Costs and expenses:
   Costs and operating expenses               5,823     5,702      11,260    11,027
   Advertising and promotion                  1,148     1,198       2,316     2,306
   Administrative and general                 2,270     2,097       4,539     4,207
   Human resources                              285       264         586       512
   Maintenance                                1,020     1,023       2,041     2,053
   Rentals                                    1,286     1,006       3,484     2,019
   Property taxes                               306       302         610       599
   Depreciation and amortization                831     1,126       1,659     2,191
                                           --------  --------    --------  --------
                                             12,969    12,718      26,495    24,914
                                           --------  --------    --------  --------
Operating income                              1,475     2,003       1,452     2,245

Other income (deductions):
   Interest expense                            (458)     (356)       (905)     (632)
   Interest income                              189        62         566       123
   Foreign exchange gain (loss)                 --        (12)         13       (16)
   Equity in net loss of hotel and
    casino                                     (273)     (137)       (245)     (137)
   Gain (loss) on sales of assets                 5         3         550      (105)
   Gain from casualty insurance                 365      --           365      --
                                           --------  --------    --------  --------
                                               (172)     (440)        344      (767)
                                           --------  --------    --------  --------

Income before income taxes                    1,303     1,563       1,796     1,478
Federal, foreign and state income
 tax provision                                  436       658         595       616
                                           --------  --------    --------  --------
Net income                                      867       905       1,201       862
Retained earnings at beginning
 of period                                   26,426    26,221      26,095    26,267
Cash dividends on preferred stock                (3)       (3)         (6)       (6)
Cash dividends on common stock                 (311)     (311)       (311)     (311)
                                           --------  --------    --------  --------
Retained earnings at end of period          $26,979   $26,812     $26,979   $26,812
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------
Earnings per share of common stock          $   .42   $   .44     $   .58   $   .42
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------
Weighted average number of shares
 outstanding                                  2,075     2,075       2,075     2,075
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------


See accompanying notes to consolidated financial statements.
                                       3

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                         Increase (Decrease) in Cash

                                                       (in thousands)
                                                 -----------------------------
                                                   Six Months Ended June 30
                                                    1995              1994
                                                 -----------      -----------
Cash provided (used) by operating activities
   Net income                                      $ 1,201          $   862
Items not (providing) requiring cash
      Foreign exchange loss (gain)                     (13)              16
      Pension expense                                  290               81
      Depreciation and amortization                  1,659            2,191
      Deferred federal income taxes                   (568)          (1,397)
      Net (gain) loss on sales of assets              (550)             105
      Gain from casualty insurance                    (365)            --
      Provision for doubtful accounts                   13                7
      Equity in net loss of hotel and casino           245              137
   Changes in assets and liabilities
      Accounts and notes receivable                  1,155           (1,397)
      Refundable income taxes                          959             --
      Inventories                                       22              134
      Prepaid expenses                                (418)            (182)
      Accounts payable                              (1,866)          (1,651)
      Federal, foreign and state income taxes          394              159
      Accrued liabilities                               80             (407)
                                                 -----------      -----------
         Cash provided (used) by operating
          activities                                 2,238           (1,342)
Cash provided (used) by investing activities
   Proceeds from sales of assets                        27              335
   Proceeds from casualty insurance                    250             --
   Expenditures for property and equipment          (1,521)          (1,439)
   Investments in hotels                              (578)          (2,000)
   New loans and advances                             --               (548)
   Payments received on long-term receivables
    and advances                                       757            1,488
                                                 -----------      -----------
         Cash used by investing activities          (1,065)          (2,164)
Cash provided (used) by financing activities
   Borrowing (repayment) under lines of credit        (500)             192
   Proceeds from issuance of long-term debt           --              2,000
   Payments on long-term debt                         (401)            (233)
   Payments on capitalized lease obligations           (48)            (486)
   Purchase of common stock                            (33)            --
   Cash dividends paid                                (318)            (317)
                                                 -----------      -----------
      Cash provided (used) by financing
       activities                                   (1,300)           1,156
   Gain from effect of exchange rate
    changes on cash                                      7                6
                                                 -----------      -----------
Net decrease in cash                                  (120)          (2,344)
Cash and cash equivalents at beginning of
 period                                              3,669            6,919
                                                 -----------      -----------
Cash and cash equivalents at end of period         $ 3,549          $ 4,575
                                                 -----------      -----------
                                                 -----------      -----------




See accompanying notes to consolidated financial statements.
                                       4

     SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID
     Cash paid for interest in the 1995 six-month period and the 1994 six-month period was approximately $903,000 and $596,000, respectively. Net cash refunded for income taxes in the 1995 six-month period was $190,000. Cash paid for income taxes in the 1994 six-month period was $1,853,000.

See accompanying notes to consolidated financial statements.



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. OPERATIONS

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normally recurring items necessary to present fairly the financial position of the Company at June 30, 1995 and December 31, 1994, and the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and its cash flows for the three and six month periods ended June 30, 1995 and 1994, and should be read in conjunction with the 1994 Annual Report.

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

In May 1994, the Company acquired a 22% equity interest in the Sonesta Beach Hotel & Casino, Curacao. Included in the statement of operations for the six month periods ended June 30, 1995 and 1994 is equity in net loss of $245,000 and $137,000 respectively, which represents the Company's share of the net losses of the hotel. The losses are not indicative of the full year results, due to the seasonal nature of the hotel's business.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 1995, heavy rains in New Orleans caused damage to the Royal Sonesta Hotel, which is operated by the Company under a long-term lease. The hotel is covered under its insurance program for both property damage and loss of profits due to business interruption. The Company and the insurer have estimated the damages to the furniture, fixtures and equipment to be approximately $450,000. These assets were substantially depreciated and accordingly the Company recorded an estimated pre-tax gain of $365,000 at
June 30, 1995.   No recovery for lost profits has been recorded at June 30,
1995.

2. LONG-TERM RECEIVABLES AND ADVANCES

                                                       (in thousands)
                                                 -----------------------------
                                                   June 30        December 31
                                                    1995              1994
                                                 -----------      -----------
The Sonesta Beach Resort,
 Key Biscayne, Florida:
 Second mortgage receivable,
   14-1/2% interest (of which
   11% is payable quarterly and
   3-1/2% deferred until maturity)
   due 12/31/97                                    $ 5,000          $ 5,000
 Deferred interest receivable                        2,306            2,306
 $6,500,000 fourth mortgage
 receivable, 10% simple interest
 due 12/31/04, net of $5,500,000
 reserve (a)                                         1,000            1,000
Loan to owner (b)                                    2,134            2,272
Loan to owner (c)                                    2,402            2,791
Sharm el Sheikh (d)                                    610              800
Other                                                  323              334
                                                 -----------      -----------
      Total long-term receivables                  $13,775          $14,503
      Less:  current portion                            22               26
                                                 -----------      -----------
      Net long-term receivables                    $13,753          $14,477
                                                 -----------      -----------
                                                 -----------      -----------

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $23,338,000 at June 30, 1995. The maturity date of the first mortgage loan is October 1, 2000. Based on the Company's analysis of the present situation in the hotel industry and generally depressed hotel real estate values, it has stopped, effective July 1, 1992, recording as income the deferred portion of interest on the second mortgage.

(b) In 1993, a subsidiary of the Company loaned $2,684,000 to the hotel's owner. Of this loan, $550,000 accrues interest at a rate of 14 1/2%, while the balance accrues interest at the prime rate. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage interest and a payment to the owner equal to 3/4 of 1% of the revenues of the hotel. Of this loan, an amount of $550,000 and interest thereon is secured by the Company's second mortgage, while the remaining amount is secured by a third mortgage on the hotel property. Payments received of $550,000 for 1994 interest on the Company's second mortgage (see 2 (a) above) have been used to reduce the principal balance to $2,134,000 at June 30, 1995.

(c) In 1993, a subsidiary of the Company made loans totalling $2,791,000 to the owner of the hotel. These loans earn interest at rates ranging from
    10% to prime plus two percentage points.   Principal and interest is
    payable out of hotel cash flow available after payment of first and second mortgage interest. Payments of $389,000 during 1995 have reduced the principal balance to $2,402,000 at June 30, 1995.

(d) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May, 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest is payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. Payments of $190,000 during 1995 have reduced the principal balance to $610,000 at June 30, 1995.

3. BORROWING ARRANGEMENTS

The Company has a $2,000,000 line of credit which expires on September 30, 1995. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at June 30, 1995.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A subsidiary of the Company has a $5,000,000 line of credit which will expire on December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans. The interest rate as of January 1, 1995 is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at June 30, 1995.

4. LONG-TERM DEBT

                                                       (in thousands)
                                                 -----------------------------
                                                   June 30        December 31
                                                    1995              1994
                                                 -----------      -----------
Charterhouse of Cambridge Trust:
 First mortgage notes (a)                          $18,337          $18,738
Sonesta Curacao Hotel Corporation, N.V.:
 Bank term loan (b)                                  2,000            2,000
Other                                                  188              188
                                                 -----------      -----------
                                                    20,525           20,926
Less current portion of long-term debt                 837              837
                                                 -----------      -----------
Total long-term debt                               $19,688          $20,089
                                                 -----------      -----------
                                                 -----------      -----------

(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $19,300,000 at June 30, 1995. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan was extended for an additional five years as of April, 1992. The loan requires monthly principal payments of $66,777. Interest on the loan was 5% until April 1994, and is two percentage points over the LIBOR rate for the remaining three years of the extension term. The interest rate at June 30, 1995 was 8.0625%.

(b) This loan is for a three year period ending April 30, 1997. No principal payments are required during the term. The interest rate was 9.75% at June 30, 1995, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5. HOTEL COSTS AND OPERATING EXPENSES

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                       (in thousands)
                                           ---------------------------------------
                                            Three Months Ended    Six Months Ended
                                                June  30             June  30
                                                --------             --------
                                             1995      1994        1995      1994
                                           --------  --------    --------  --------
Direct Departmental Costs
   Rooms                                     $2,042    $1,949      $3,976    $3,773
   Food and Beverage                          2,712     2,662       5,244     5,053
   Other                                        633       657       1,220     1,298
                                           --------  --------    --------  --------
                                              5,387     5,268      10,440    10,124

   Heat, light and power                        436       434         820       903
                                           --------  --------    --------  --------
                                             $5,823    $5,702     $11,260   $11,027
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6. FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                       (in thousands)
                                                 -----------------------------
                                                   Six Months Ended June 30
                                                    1995              1994
                                                 -----------      -----------
Deferred United States income
 tax credit                                        $  (568)         $ (1,397)
Current United States income tax (benefit)            (150)            1,856
Current foreign income tax                           1,207                21
Current state income tax                               106               136
                                                 -----------      -----------
                                                   $   595          $    616
                                                 -----------      -----------
                                                 -----------      -----------


                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FIRST SIX MONTHS 1995 COMPARED TO 1994

REVENUES

Total revenues for the first six months ended June 30, 1995 were $27,947,000 compared to $27,159,000 in 1994, an increase of approximately $785,000.

The Company's Boston (Cambridge) hotel had increased revenues in 1995 of approximately $490,000 due principally to a 5.2% increase in average room rate, a 1.6% increase in occupancy levels, and increased food and beverage revenues. The Company's New Orleans hotel had an increase in revenues of approximately $65,000 due principally to a 3.8% increase in average room rate partially offset by decreased food and beverage and other revenues. The New Orleans hotel's revenues were also adversely affected as a result of flooding which occurred in May, 1995 (see Note 1--Operations). The remaining revenue increase of $230,000 results principally from increases in management and service fee income.

OPERATING INCOME

Operating income for the six-month period ended June 30, 1995 was $1,452,000 compared to $2,245,000 in 1994, a decrease of approximately $795,000. The Company's Boston (Cambridge) hotel operations showed a $345,000 increase in income compared to the 1994 period, due to increased revenues of $490,000, partially offset by increased operating expenses of $145,000. The New Orleans hotel showed a $1,375,000 decrease in operating income, due to an increase of $1,560,000 in percentage rent expense in the 1995 period, partially offset by increased revenues and a net decrease in other operating expenses (see Note 1--Operations). Operating income from other sources increased by $235,000.

OTHER INCOME (DEDUCTIONS)

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of its Amsterdam Sonesta Hotel in 1991 (see Note 1--Operations).

The 1995 period includes a pre-tax gain of $365,000 related to a property insurance claim as a result of flood damage at the Company's New Orleans hotel in May (see Note 1--Operations).

The 1995 and 1994 periods include pre-tax losses of $245,000 and $137,000, respectively, representing the Company's share of net losses of the Curacao hotel (see Note 1--Operations).

Interest expense increased by $273,000 compared to 1994 due to an increase in the interest rate of the Company's mortgage on the Boston (Cambridge) hotel, and the additional borrowing of a $2,000,000 bank term loan in May 1994 (see
Note 4--Long-Term Debt).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (continued)


Interest income increased by $443,000 in the 1995 period. The 1995 period includes $275,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to resume recording this interest as income effective January 1, 1995, as a result of improved cash flow from the hotel, compared to 1994. The remaining increase in interest income of $168,000 is principally due to interest the Company received on its $959,000 federal income tax refund (see Note 1--Operations).

SECOND QUARTER 1995 COMPARED TO 1994

REVENUES

Total revenues for the second quarter ended June 30, 1995 were $14,444,000 compared to $14,721,000 in 1994, a decrease of approximately $275,000.

The Company's Boston (Cambridge) hotel had increased revenues in 1995 of approximately $150,000 due principally to a 5.9% increase in average room rate partially offset by decreased food and beverage revenues. The Company's New Orleans hotel had a decrease in revenues of approximately $590,000 due principally to a 10.0% decrease in occupancy levels and decreased food and beverage revenues, partially offset by a 3.3% increase in average rate. The New Orleans hotel's second quarter 1995 revenues were also adversely affected as a result of flooding which occurred in May, 1995 (see Note 1--Operations). The remaining revenue increase of $165,000 results principally from increases in management and service fee and other income.

OPERATING INCOME

Operating income for the three-month period ended June 30, 1995 was $1,475,000 compared to operating income of $2,003,000 in 1994, a decrease of approximately $530,000. The Company's Boston (Cambridge) hotel operations showed a $145,000 increase in operating income compared to the 1994 period, due principally to increased revenues. The New Orleans hotel showed a $810,000 decrease in operating income, due principally to a $590,000 decrease in revenue and an increase of $335,000 in percentage rent expense in the 1995 period, partially offset by a net decrease in other operating expenses (see
Note 1--Operations). Operating income from other sources increased by $135,000.

OTHER INCOME (DEDUCTION)

The 1995 period includes a pre-tax gain of approximately $365,000 related to a property insurance claim as a result of damage sustained due to the flooding of the Company's New Orleans hotel in May (see Note 1--Operations).

Interest expense increased by $102,000 compared to 1994 due to an increase in the interest rate of the Company's mortgage on the Boston (Cambridge) hotel, and the additional borrowing of a $2,000,000 bank term loan in May 1994 (see
Note 4--Long-Term Debt).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


Interest income increased by $127,000 in the 1995 period. The 1995 period includes $138,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to resume recording this interest as income effective January 1, 1995, as a result of improved cash flow from the hotel, compared to 1994. The remaining decrease in interest income of $11,000 is principally due to decreased interest income on a note resulting from the sale of Company assets in Aruba which was paid in full during 1994.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995 the Company has a negative working capital balance of approximately $1,900,000, due principally to the accrual of percentage rent due under the lease for the Royal Sonesta Hotel in New Orleans, which is not payable until March of 1996.

The Company believes that its present cash balances plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1995 will be adequate to meet all of it obligations.

                          PART II - OTHER INFORMATION

ITEM NUMBERS 1, 2, 3, 4, 5 AND 6

Not applicable during the quarter ended June 30, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                SONESTA INTERNATIONAL HOTELS CORPORATION

                By:  /s/Boy van Riel
                     -----------------------------------
                     Boy van Riel
                     Vice President and Treasurer

                (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                DATE:     August 11, 1995