Form 10-Q
period 1995-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1995-11-13
CIK 91741

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly period ended September 30, 1995

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

           APPLICABLE ONLY TO CORPORATE ISSURERS:

        Number of Shares of Common Stock Outstanding
         as of November 10, 1995 -- $.80 par value,
                    Class A -- 2,071,281

                                                                   FORM 10-Q


                  PART I - ITEM 1.  FINANCIAL INFORMATION


                  SONESTA INTERNATIONAL HOTELS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
           September 30, 1995 (Unaudited)  and  December 31, 1994

                                                                (IN THOUSANDS)
                                                          --------------------------
                                                          SEPTEMBER 30   DECEMBER 31
                                                              1995           1994
                                                          ------------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 4,534        $ 3,669
 Accounts and notes receivables:
   Trade, less allowance of $97,000
     ($84,000 at December 31, 1994) for doubtful accounts      4,660          4,997
   Interest receivable                                           140              3
   Current portion of long-term receivables                       65             26
   Other                                                         349            893
                                                             -------        -------
         Total accounts and notes receivable                   5,214          5,919
 Refundable income taxes                                          --            959
 Inventories                                                     632            653
 Prepaid expenses                                                525            358
                                                             -------        -------

         Total current assets                                 10,905         11,558

Long-term receivables and advances                            13,646         14,477

Investments in hotels                                          5,956          5,648

Property and equipment, at cost:
 Land                                                          2,202          2,202
 Buildings                                                    30,866         30,866
 Furniture and equipment                                      15,274         13,409
 Leasehold improvements                                          701            483
                                                             -------        -------
                                                              49,043         46,960
 Less accumulated depreciation and
   amortization                                               20,749         18,529
      Net property and equipment                              28,294         28,431
                                                             -------        -------
                                                             $58,801        $60,114
                                                             -------        -------
                                                             -------        -------

See accompanying notes to consolidated financial statements.
                                      1

                                                                   FORM 10-Q
                  SONESTA INTERNATIONAL HOTELS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
           September 30, 1995 (Unaudited)  and  December 31, 1994

                                                                      (IN THOUSANDS)
                                                                --------------------------
                                                                SEPTEMBER 30   DECEMBER 31
                                                                    1995           1994
                                                                ------------   -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                           $    --        $   500
  Current portion of long-term debt and
    capitalized lease obligations                                      925            937
  Accounts payable                                                   3,244          5,440
  Federal, foreign and state income taxes                              179            290
  Current portion-deferred taxes                                       318            623
  Accrued liabilities:
    Salaries and wages                                               1,349          1,662
    Rentals                                                          4,056          3,218
    Interest                                                           133            143
    Taxes, other than income taxes                                     286             38
    Employee benefits                                                1,000          1,134
    Other                                                            1,321            891
                                                                   -------        -------

          Total accrued liabilities                                  8,145          7,086
                                                                   -------        -------

          Total current liabilities                                 12,811         14,876

Long-term debt                                                      19,488         20,089

Deferred federal and state income taxes                              3,044          3,021

Non-current pension liabilities                                        360            135

Other non-current liabilities                                          118            179

Redeemable preferred stock, $25 par value, at
  redemption value                                                     294            294

Commitments and contingencies

Common stockholders' equity:
  Common Stock:
    Class A, $.80 par value:
    Authorized--10,000,000 shares
    Issued--3,051,088 shares at stated value                         3,488          3,488
  Retained earnings                                                 27,295         26,095
  Treasury shares--979,807 (975,807 at December 31, 1994) at cost   (8,097)        (8,063)
                                                                   -------        -------
          Total common stockholders' equity                         22,686         21,520
                                                                   -------        -------
                                                                   $58,801        $60,114
                                                                   -------        -------
                                                                   -------        -------

See accompanying notes to consolidated financial statements.
                                      2

                                                                   FORM 10-Q
                  SONESTA INTERNATIONAL HOTELS CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (in thousands except for per share data)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER  30         SEPTEMBER  30
                                     ------------------     -----------------
                                       1995       1994       1995       1994
                                      -------    -------    -------    -------
Revenues:
  Rooms                               $ 7,822    $ 7,255    $24,369    $23,145
  Food and beverage                     2,974      2,683      9,649      9,388
  Management, license and
    service fees                        1,483      1,247      4,048      3,630
  Other                                 1,138      1,025      3,298      3,206
                                      -------    -------    -------    -------
                                       13,417     12,210     41,364     39,369
                                      -------    -------    -------    -------
Costs and expenses:
  Costs and operating expenses          5,708      5,481     16,968     16,508
  Advertising and promotion             1,156      1,229      3,472      3,535
  Administrative and general            2,452      2,099      6,991      6,306
  Human resources                         288        254        874        766
  Maintenance                           1,042        992      3,083      3,045
  Rentals                                 753        569      4,237      2,588
  Property taxes                          320        321        930        920
  Depreciation and amortization           847      1,093      2,506      3,284
                                      -------    -------    -------    -------
                                       12,566     12,038     39,061     36,952
                                      -------    -------    -------    -------
Operating income                          851        172      2,303      2,417

Other income (deductions):
  Interest expense                       (438)      (483)    (1,343)    (1,115)
  Interest income                         192         60        758        183
  Foreign exchange gain (loss)             (1)       (31)        12        (47)
  Equity in net loss of hotel and
    casino                               (302)      (322)      (547)      (459)
  Gain (loss) on sales of assets           (2)         9        548        (96)
  Other                                    --        118         --        118
  Gain from casualty insurance            155         --        520         --
                                      -------    -------    -------    -------
                                         (396)      (649)       (52)    (1,416)
                                      -------    -------    -------    -------

Income (loss) before income taxes         455       (477)     2,251      1,001
Federal, foreign and state income
  tax provision (benefit)                 135       (153)       730        464
                                      -------    -------    -------    -------
Net income (loss)                         320       (324)     1,521        537
Retained earnings at beginning
  of period                            26,979     26,812     26,095     26,268
Cash dividends on preferred stock          (4)        (4)       (10)       (10)
Cash dividends on common stock             --         --       (311)      (311)
                                      -------    -------    -------    -------
Retained earnings at end of period    $27,295    $26,484    $27,295    $26,484
                                      -------    -------    -------    -------
Earnings per share of common stock    $   .15    $  (.16)   $   .73    $   .26
                                      -------    -------    -------    -------
Weighted average number of shares
  outstanding                           2,075      2,075      2,075      2,075
                                      -------    -------    -------    -------

See accompanying notes to consolidated financial statements.
                                      3

                                                                   FORM 10-Q
                  SONESTA INTERNATIONAL HOTELS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                         Increase (Decrease) in Cash

                                                          (IN THOUSANDS)
                                                    -------------------------
                                                    NINE MONTHS ENDED SEPT 30
                                                       1995          1994
                                                      -------       -------
Cash provided (used) by operating activities
  Net income                                          $ 1,521       $   537
Items not (providing) requiring cash
      Foreign exchange loss (gain)                        (12)           47
      Pension expense                                     429           399
      Depreciation and amortization                     2,506         3,284
      Deferred federal income taxes                      (282)       (1,695)
      Net (gain) loss on sales of assets                 (548)           96
      Gain from casualty insurance                       (520)           --
      Provision for doubtful accounts                      20           (23)
      Equity in net loss of hotel and casino              547           459
    Changes in assets and liabilities
      Accounts and notes receivable                       843           (75)
      Refundable income taxes                             959          (994)
      Inventories                                          21           125
      Prepaid expenses                                   (167)           (8)
      Accounts Payable                                 (l,661)       (1,345)
      Federal, foreign and state income taxes            (111)         (233)
      Accrued liabilities                                 852           178
                                                      -------       -------
      Cash provided by operating activities             4,397           752
Cash provided (used) by investing activities
  Proceeds from sales of assets                            27           350
  Proceeds from casualty insurance                        450            --
  Expenditures for property and equipment              (2,464)       (2,006)
  Investments in hotels                                  (855)       (2,000)
  New loans and advances                                 (125)         (571)
  Payments received on long-term receivables
    and advances                                          956         1,936
                                                      -------       -------
      Cash used by investing activities                (2,011)       (2,291)
Cash provided (used) by financing activities
  Repayment under lines of credit                        (500)           --
  Proceeds from issuance of long-term debt                 --         2,000
  Payments on long-term debt                             (601)         (434)
  Payments on capitalized lease obligations               (74)         (730)
  Purchase of common stock                                (33)           --
  Cash dividends paid                                    (321)         (321)
                                                      -------       -------
    Cash provided (used) by financing activities       (1,529)          515
  Gain (loss) from effect of exchange rate
    changes on cash                                         8           (29)
                                                      -------       -------
Net increase (decrease) in cash                           865        (1,053)
Cash and cash equivalents at beginning of period        3,669         6,919
                                                      -------       -------
Cash and cash equivalents at end of period            $ 4,534       $ 5,866
                                                      -------       -------
                                                      -------       -------

                                                        FORM 10-Q

     SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID
     Cash paid for interest in the 1995 nine-month period and the 1994 nine-month period was approximately $1,353,000 and $1,085,000 respectively. Cash paid for income taxes in the 1995 and 1994 nine-month periods was approximately $164,000 and $3,288,000, respectively.


See accompanying notes to consolidated financial statements.

                                                        FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS


The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normally recurring items necessary to present fairly the financial position of the Company at September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994, and should be read in conjunction with the 1994 Annual Report.

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

In May 1994, the Company acquired a 22% equity interest in the Sonesta Beach Hotel & Casino, Curacao. Included in the statement of operations for the nine month periods ended September 30, 1995 and 1994 is equity in net loss of $547,000 and $459,000 respectively, which represents the Company's share of the net losses of the hotel.

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

                                                        FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In May 1995, heavy rains in New Orleans caused damage to the Royal Sonesta Hotel, which is operated by the Company under a long-term lease. The hotel is covered under its insurance program for both property damage and loss of profits due to business interruption. The Company and the insurer have estimated the damages to the furniture, fixtures and equipment to be approximately $600,000. These assets were substantially depreciated and accordingly the Company recorded an estimated pre-tax gain of $520,000 at September 30, 1995. No recovery for lost profits has been recorded at September 30, 1995.

In December 1994, Company subsidiaries entered into a partnership, through which it acquired a 50% interest in a building in the Soho district of New York City. At September 30, 1995, the Company's investment in the project was $4,612,000. Together with its partner, the Company intends to develop the building into a deluxe, 78 room hotel with retail space. No financing has been obtained by the partnership at this point in time to build the hotel. Although the Company is still actively involved in the development, it has the option to realize its investment through a sale of its partnership interest during 1996.

2.   LONG-TERM RECEIVABLES AND ADVANCES

                                             (IN THOUSANDS)
                                        ---------------------------
                                        SEPTEMBER 30    DECEMBER 31
                                            1995           1994
                                        ------------    -----------
The Sonesta Beach Resort,
  Key Biscayne, Florida:
  Second mortgage receivable,
    14-1/2% interest (of which
    11% is payable quarterly and
    3-1/2% deferred until maturity)
    due   12/31/97                         $ 5,000        $ 5,000
  Deferred interest receivable               2,306          2,306
  $6,500,000 fourth mortgage
  receivable, 10% simple interest
  due 12/31/04, net of $5,500,000
  reserve (a)                                1,000          1,000
  Loan to owner (b)                          2,134          2,272
  Loan to owner (c)                          2,338          2,791
Sharm el Sheikh (d)                            490            800
Other                                          443            334
                                           -------        -------
     Total long-term receivables           $13,711        $14,503
     Less: current portion                      65             26
                                           -------        -------
     Net long-term receivables             $13,646        $14,477
                                           -------        -------
                                           -------        -------

                                                        FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $23,338,000 at September 30, 1995. The maturity date of the first mortgage loan is October 1, 2000. Based on the Company's analysis of the present situation in the hotel industry, it has stopped, effective July 1, 1992, recording as income the deferred portion of interest on the second mortgage.

(b) In 1993, a subsidiary of the Company loaned $2,684,000 to the hotel's owner. Of this loan, $550,000 accrues interest at a rate of 14 1/2%, while the balance accrues interest at the prime rate. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage interest and a payment to the owner equal to 3/4 of 1% of the revenues of the hotel. Of this loan, an amount of $550,000 and interest thereon is secured by the Company's second mortgage, while the remaining amount is secured by a third mortgage on the hotel property. Payments received of $550,000 for 1994 interest on the Company's second mortgage (see 2 (a) above) have been used to reduce the principal balance to $2,134,000 at September 30, 1995.

(c)  In 1993, a subsidiary of the Company made loans totalling
     $2,791,000 to the owner of the hotel. These loans earn interest at rates ranging from 10% to prime plus two percentage points. Principal and interest is payable out of hotel cash flow available after payment of first and second mortgage interest. Payments of $453,000 during 1995 have reduced the principal balance to $2,338,000 at September 30, 1995.

(d) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May, 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest is payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. Payments of $310,000 during 1995 have reduced the principal balance to $490,000 at September 30, 1995.

3.   BORROWING ARRANGEMENTS

The Company has a $2,000,000 line of credit which expires on September 30, 1996. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1995.

                                                        FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A subsidiary of the Company has a $5,000,000 line of credit which will expire on December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans. The interest rate as of January 1, 1995 is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at September 30, 1995.

4. LONG-TERM DEBT

                                             (IN THOUSANDS)
                                        ---------------------------
                                        SEPTEMBER 30    DECEMBER 31
                                            1995           1994
                                        ------------    -----------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                 $18,137        $18,738
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (b)                         2,000          2,000
Other                                          188            188
                                           -------        -------
                                            20,325         20,926
Less current portion of long-term debt         837            837
                                           -------        -------
Total long-term debt                       $19,488        $20,089
                                           -------        -------
                                           -------        -------


(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $19,100,000 at September 30, 1995. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan was extended for an additional five years as of April, 1992. The loan requires monthly principal payments of $66,777. Interest on the loan was 5% until April 1994, and is two percentage points over the LIBOR rate for the remaining three years of the extension term. The interest rate at September 30, 1995 was 7.875%.

(b) This loan is for a three year period ending April 30, 1997. No principal payments are required during the term. The interest rate was 9.75% at September 30, 1995, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

                                                                   FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5. HOTEL COSTS AND OPERATING EXPENSES

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                    (IN THOUSANDS)
                                         ---------------------------------------
                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30        SEPTEMBER 30
                                           --------------      --------------
                                           1995      1994      1995      1994
                                          ------    ------    -------    -------
Direct Departmental Costs
  Rooms                                   $2,060    $2,010    $ 6,036    $ 5,783
  Food and Beverage                        2,494     2,348      7,738      7,401
  Other                                      681       655      1,901      1,953
                                          ------    ------    -------    -------
                                           5,235     5,013     15,675     15,137

  Heat, light and power                      473       468      1,293      1,371
                                          ------    ------    -------    -------
                                          $5,708    $5,481    $16,968    $16,508
                                          ------    ------    -------    -------
                                          ------    ------    -------    -------

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6. FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                    (IN THOUSANDS)
                                             ------------------------------
                                             NINE MONTHS ENDED SEPTEMBER 30
                                                 1995             1994
                                                ------           -------
Deferred United States income
 tax benefit                                    $ (282)          $(1,695)
Current United States income tax (benefit)        (354)            1,919
Current foreign income tax                       1,217                30
Current state income tax                           149               210
                                                ------           -------
                                                $  730           $   464
                                                ------           -------
                                                ------           -------

                                                                   FORM 10-Q

                               PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



FIRST NINE MONTHS 1995 COMPARED TO 1994


REVENUES

Total revenues for the first nine months ended September 30, 1995 were $41,364,000 compared to $39,369,000 in 1994, an increase of $1,995,000.

The Company's Boston (Cambridge) hotel had increased revenues in 1995 of $1,097,000 due principally to a 6.8% increase in average room rate and increased food and beverage revenues. The Company's New Orleans hotel had an increase in revenues of $360,000 due principally to a 4.4% increase in average room rate, partly offset by the adverse effect on revenues by the flooding which occurred in May, 1995 (see Note 1--Operations). The remaining revenue increase of $538,000 results principally from increases in management and service fee income.

OPERATING INCOME

Operating income for the nine-month period ended September 30, 1995 was $2,303,000 compared to $2,417,000 in 1994, a decrease of $114,000. The
Company's Boston (Cambridge) hotel operations showed a $787,000 increase in income compared to the 1994 period, due to increased revenues of $1,097,000, partially offset by increased operating expenses of $310,000. The New Orleans hotel showed a $1,318,000 decrease in operating income, due to an increase of $1,810,000 in percentage rent expense in the 1995 period, partially offset by increased revenues and a net decrease in other operating expenses (see Note 1--Operations). Operating income from other sources increased by $417,000.

OTHER INCOME (DEDUCTIONS)

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of its Amsterdam Sonesta Hotel in 1991 (see Note 1--Operations).

The 1995 period includes a pre-tax gain of $520,000 related to a property insurance claim as a result of flood damage at the Company's New Orleans hotel in May (see Note 1--Operations).

The 1995 and 1994 periods include pre-tax losses of $547,000 and $459,000, respectively, representing the Company's share of net losses of the Curacao hotel (see Note 1--Operations).

Interest expense increased by $228,000 compared to 1994 due to an increase in the interest rate of the Company's mortgage on the Boston (Cambridge) hotel in April 1994, and the additional borrowing of a $2,000,000 bank term loan in May 1994 (see Note 4--Long-Term Debt).

                                                                   FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (continued)



Interest income increased by $575,000 in the 1995 period. The 1995 period includes $413,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to resume recording this interest as income effective January 1, 1995, as a result of improved cash flow from the hotel, compared to 1994. The remaining increase in interest income of $162,000 is principally due to interest the Company received on a $959,000 federal income tax refund (see Note 1--Operations).


THIRD QUARTER 1995 COMPARED TO 1994


REVENUES

Total revenues for the third quarter ended September 30, 1995 were $13,417,000 compared to $12,210,000 in 1994, an increase of $1,207,000.

The Company's Boston (Cambridge) hotel had increased revenues in 1995 of $605,000 due principally to a 9.6% increase in average room rate and increased food and beverage revenues. The Company's New Orleans hotel had an increase in revenues of $295,000 due principally to a 6.5% increase in average room rates. The remaining revenue increase of $307,000 results principally from increases in management and service fee and other income.

OPERATING INCOME

Operating income for the three-month period ended September 30, 1995 was $851,000 compared to operating income of $172,000 in 1994, an increase of $679,000. The Company's Boston (Cambridge) hotel operations showed a $440,000 increase in operating income compared to the 1994 period, due principally to increased revenues. The New Orleans hotel showed a $57,000 increase in operating income, due principally to a $295,000 increase in revenues and a net decrease of $8,000 in other operating expenses, partially offset by an increase of $246,000 in percentage rent expense in the 1995 period (see Note 1-Operations). Operating income from other sources increased by $182,000.

OTHER INCOME (DEDUCTION)

The 1995 period includes an additional pre-tax gain of $155,000 related to a property insurance claim as a result of damage sustained due to the flooding of the Company's New Orleans hotel in May (see Note 1--Operations).

                                                                   FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)



Interest income increased by $132,000 in the 1995 period. The 1995 period includes $138,000 from the Company's second mortgage receivable in Key Biscayne. The Company decided to resume recording this interest as income effective January 1, 1995, as a result of improved cash flow from the hotel, compared to 1994. Interest income from other sources decreased by $6,000.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995 the Company has a negative working capital balance of approximately $1,900,000, due principally to the accrual of percentage rent (which is included under Accrued Rentals) due under the lease for the Royal Sonesta Hotel in New Orleans, which is not payable until March of 1996.

The Company believes that its present cash balances plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1995 will be adequate to meet all of it obligations.



                          PART II - OTHER INFORMATION


ITEM NUMBERS 1, 2, 3, 4, 5 AND 6


Not applicable during the quarter ended September 30, 1995.

                                                                   FORM 10-Q


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

              SONESTA INTERNATIONAL HOTELS CORPORATION

         By: /s/  BOY van RIEL
             ---------------------------------------------
             Boy van Riel
             Vice President and Treasurer

        (Authorized to sign on behalf of the Registrant as Principal
         Financial Officer)

         DATE:  November 10, 1995