Form 10-K
period 1995-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1996-03-29
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _______________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

NEW YORK                                                            13-5648107
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                            Identification No.)

200 Clarendon Street, Boston, Massachusetts                              02116
   (Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number, including area code:           (617)  421-5400

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered

Class A Common Stock                                                    NONE
$  .80 par value

        Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K [X]

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 21, 1996 was $ 5,648,104.

        The number of shares outstanding of the registrant's common stock as of the close of business on March 21, 1996 was: 2,067,237.

Documents incorporated by reference

        1. Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

        2. Portions of the proxy statement for the 1996 annual meeting of stockholders are incorporated by reference into Part III.

        An Index to Exhibits appears on pages 11 - 16 of this Form 10-K.

===============================================================================

                                        PART I

Item 1.    Business

        (a) General Development of Business: The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; and New Orleans, Louisiana; and Cairo, Hurghada, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company has paid $2 million for a 22% ownership interest in the hotel and casino it operates in Curacao, Netherlands Antilles under a management contract. The Company has entered into management agreements to operate new hotels being created in Luxor, Egypt and Manama, Bahrain, which are scheduled to open later this year and in 1997, respectively. The Company also licenses the use of the Sonesta name to three operating hotels. The Company had a fifty percent ownership and operating interest in a casino on the island of Aruba and operated a hotel adjacent to the casino under a management contract; in early 1992, the Company sold its casino interests to its joint venture partner and converted its management contract to a license arrangement.

        (b) Financial information about Industry Segments: The Company is engaged principally in one business segment--hotel operations--which represents over 90% of consolidated revenue. The Company's fifty percent interest in a casino in Aruba, described in Item 1.(a), did not constitute involvement in another industry segment for purposes of this Form 10-K. The Company's revenues are reported in 5-Year Selected Financial Data and Consolidated Statements of Operations and Retained Earnings, pages 4 and 5 of the 1995 Annual Report to Shareholders, respectively, which is incorporated herein.

        (c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity.

               The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1995, the Company made capital expenditures for its hotels totalling approximately $6,000,000.

Item 1.    Business

               The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels, except Ambassador Club in Hurghada, Egypt, which is identified by the words: "Managed by Sonesta Hotels".

               The Company has approximately 1,295 employees. Approximately 254 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

               For revenues by class of service for the three years ended December 31, 1995, reference is made to the Consolidated Statements of Operations and Retained Earnings which appears on page 5 of the 1995 Annual Report to Shareholders.

        (d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 10 and 11 of the 1995 Annual Report to Shareholders.

Item 2.     Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort, Anguilla, B.W.I. Reference is made to Note 6 of the Notes to the Consolidated Financial Statements of the Registrant which appears on pages 12 and 13 of the Company's 1995 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Anguilla property.

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

The Company also operates under management agreements hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; New Orleans, Louisiana; and Cairo, Hurghada (2), El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company's hotel and casino on the island of Curacao is operated under a management contract, and the Company has invested $2 million for a 22% ownership interest in that property. The Company's management contract to operate a hotel in Aruba was converted to a license agreement in January, 1992 in connection with the sale of its casino interests. The Company has granted licenses for the use of its name to hotels in Aruba (2); and Santiago, Chile.

In December, 1994, the Company entered into two partnerships: one of the partnerships was formed to acquire and develop as a hotel, including retail space, a building in the SoHo district of New York; the other partnership was formed to acquire a beachfront hotel site in Guanacaste, Costa Rica on which the partnership intended to develop a 320-room resort and casino. Company subsidiaries are 50% partners in both partnerships, but the partnerships are otherwise unrelated. The Company has advised its partner in the SoHo project that it has decided not to proceed with the project, and expects to liquidate its investment. The Company intends to proceed with the Costa Rica project, subject to the resolution of certain outstanding business and financial issues.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

Item 3.    Legal Proceedings.

Neither the Company nor its subsidiaries is engaged in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1995.

                                        PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 4 of the 1995 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1994 and a dividend of $ .15 per share was declared on the Company's common stock in December 1994, but was paid in January 1995. A dividend of $ .15 per share was paid on the Company's common stock in July 1995 and a dividend of $.15 per share was declared on the Company's common stock in December 1995, but was paid in January 1996. Other information required by this item is incorporated by reference to the Consolidated Statements of Operations and Retained Earnings which appears on page 5 of the 1995 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock or common stock purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

Item 6.      Selected Financial Data

Selected Financial Data on page 4 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 2 and 3 of the 1995 Annual Report to Shareholders.

Item 8.     Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 9, 1996, are incorporated herein by reference to the 1995 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 3 of the 1995 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                       PART III

Item  10.       Directors and Executive Officers of the Registrant

A.      Directors of the Company and Compliance with Section 16 (a)

        The information required by this item is incorporated herein by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

B.      The Executive Officers of the Company are as follows

                                                                   Employment History
Name                       Present Position                 Age       1991 to Present
----                       ----------------                 ---    --------------------------
Roger P. Sonnabend         Chairman of the Board and         70    Chairman and Chief Executive
                           Chief Executive Officer                 Officer.

Stephanie Sonnabend        President                         43    Vice President-Marketing
                                                                   until November, 1993, then
                                                                   Executive Vice President
                                                                   until January 1, 1996.

Paul Sonnabend             Chairman of the Executive         68    President until December 31,
                           Committee and Chief Financial           1995.
                           Officer

Stephen Sonnabend          Senior Vice President             64    Senior Vice President.

Boy van Riel               Vice President and Treasurer      37    Controller until March,
                                                                   1993, then Vice President &
                                                                   Treasurer

Peter J. Sonnabend         Vice Chairman, Vice President     42    Vice President and Secretary.
                           and Secretary

Christopher Baum           Vice President - Sales &          42    Corporate Director of
                           Marketing Communications                Marketing, Resorts, Hilton
                                                                   Hotels, 1991-1992; Vice
                                                                   President - Sales &
                                                                   Marketing Communications,



                                                                   1992 to present.

Felix Madera               Vice President - International    47    Vice President & General
                                                                   Manager, Sonesta Beach
                                                                   Resort, Key Biscayne,
                                                                   Florida.

Mary Jane Rosa             Vice President - Design           47    Director of Design until
                                                                   January, 1993, then Vice
                                                                   President - Design.

Jacqueline Sonnabend       Vice President - Human            41    Vice President - Human
                           Resources                               Resources.

Hans Wandfluh              Vice President                    61    President & General Manager,
                                                                   Royal Sonesta Hotel, New
                                                                   Orleans, Louisiana.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

                                       and

Item 13.     Certain Relationships and Related Transactions.

The information required by these items is incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

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

      3. Financial Statements of significant subsidiary, RIF Resort Hotel, N.V. shall be provided by amendment to this Form 10-K by June 30, 1996, as allowed under Regulation S-X, Rule 3-09.

      4. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)   Reports on Form 8-K filed during the last quarter of 1995:

      Form 8-K dated December 13, 1995

      Item 2: Acquisition or Disposition of Assets--Acquisition of leasehold, improvements and personal property constituting the 100-room hotel property known as Casablanca Resort, in Anguilla, B.W.I.

                       SONESTA INTERNATIONAL HOTELS CORPORATION
                      Index to Consolidated Financial Statements
                           and Financial Statement Schedules

Item 14 (a)  (1) and (2)                             References (Page)

                                                          1995 Annual Report to
                                           Form 10-K      Shareholders*
Consolidated Balance Sheets
  at December 31, 1995 and 1994                              6 - 7

For the years ended December 31,
1995, 1994 and 1993:

     Consolidated Statements of
     Operations and Retained Earnings                          5

     Consolidated Statements of Cash
     Flows                                                     8

     Notes to Consolidated Financial
     Statements                                             9 - 15

Consolidated Financial Statement
Schedule for the year ended December 31, 1995:

 II.       Consolidated Valuation and
            Qualifying Accounts                               10

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

--------------------------------------------
*Incorporated by Reference

                                     [blank]

                    SONESTA INTERNATIONAL HOTELS CORPORATION
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1995



                                                     AMOUNTS         AMOUNTS
                                       BALANCE,      CHARGED      (WRITTEN OFF)  BALANCE,
                                       BEGINNING    (CREDITED)        NET OF      END OF
                                       OF YEAR      TO INCOME      RECOVERIES      YEAR
Year Ended December 31, 1993

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances       $5,500,000   $     --      $     --        $5,500,000
                                       ==========                                 ==========

     Allowance for doubtful accounts   $   84,350   $   32,100    $  (16,454)     $   99,996
                                       ==========   ==========    ==========      ==========

Year Ended December 31, 1994

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances       $5,500,000   $     --      $     --        $5,500,000
                                       ==========                                 ==========

     Allowance for doubtful accounts   $   99,996   $  (22,000)   $    6,253      $   84,249
                                       ==========   ==========    ==========      ==========

Year Ended December 31, 1995

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances       $5,500,000   $     --      $     --        $5,500,000
                                       ==========                                 ==========

     Allowance for doubtful accounts   $   84,249   $   26,400    $  (12,748)     $   97,901
                                       ==========   ==========    ==========      ==========

                       Sonesta International Hotels Corporation

                               Index to Exhibits

NUMBER            DESCRIPTION                                                PAGE NOS.
3.1               Certificate of Incorporation as amended to date.  (3)

3.2               Company By-laws, including all amendments through           19 - 38
                  March 29, 1996.

9.1 (a)           Sonnabend Voting Trust Agreement dated August 1,
                  1984, providing for the combination of the voting power of stock held by members of the Sonnabend
                  Family. (5)

9.1 (b)           First Amendment dated December 1984 to Sonnabend
                  Voting Trust Agreement. (5)

10.1 (a) "Third Amendment of Mortgage and Security Agreement and Second Amendment of Note" Between Key Biscayne
                  Limited Partnership, Mortgagor ("KBLP") and Florida
                  Sonesta Corporation, Mortgagee ("FSC"), dated
                  February 4, 1994. (1)

10.1 (b)          "Operating Deficit Loan Mortgage Note"
                  ($2,194,005.00) from KBLP to FSC, dated as of December 31, 1993. (1)

10.1 (c)          "Operating Deficit Loan Mortgage and Security
                  Agreement" between KBLP and FSC, dated February 4,
                  1994. (1)

10.1 (d)          "Promissory Note" ($1,576,600.00) from KBLP to FSC,
                  dated February 4, 1994.  (1)

10.1 (e) "Second Amendment to Management Agreement" dated as of December 31, 1993 between KBLP and FSC. (1)

10.2 (a)          Renovation Enhancement Agreement, dated February 19,
                  1993, between Florida Sonesta Corporation ("FSC") and Key Biscayne Limited Partnership ("KBLP"). (2)


NUMBER            DESCRIPTION                                                 PAGE NOS.

10.2 (b)          First Amendment to Renovation Enhancement Agreement,
                  dated May 18, 1993, between FSC and KBLP.  (2)

10.3              Second Renovation Enhancement Agreement, dated April
                  30, 1993, between FSC and KBLP.  (2)

10.4 (a)          "Sonesta Loan" agreement, dated April 13, 1993
                  between FSC and KBLP. (2)

10.4 (b)          First amendment to "Sonesta Loan" agreement, dated
                  September 29, 1993, between FSC and KBLP. (2)

10.5 (a) "Renovation Agreement", dated September 12, 1991, between Florida Sonesta Corporation ("FSC") and Key
                  Biscayne Limited partnership ("KBLP"). (4)

10.5 (b)          "First Amendment to Management Agreement", dated
                  September 12, 1991, between FSC and KBLP. (4)

10.5 (c)          "Amendment of Note and Second Mortgage", dated
                  September 12, 1991, between FSC and KBLP. (4)

10.5 (d)          "Amendment of Note and Third Mortgage", dated
                  September 12, 1991, between FSC and KBLP. (4)

10.6 (a)          "1995 Loan Agreement" between Hibernia National Bank
                  ("Hibernia") and Royal Sonesta, Inc. ("Royal
                  Sonesta"), as of January 1, 1995. (1)

10.6 (b)          "Promissory Note" ($5,000,000) from Royal Sonesta to
                  Hibernia, dated "Effective January 1, 1995". (1)

10.6 (c)          "First Amendment to 1995 Loan Agreement" Between
                  Hibernia and Royal Sonesta, dated December 12, 1994.
                  (1)

10.7 (a) 1992 Loan Agreement, dated December 30, 1992, between Royal Sonesta, Inc. and Hibernia National
                  Bank in New Orleans. (3)


NUMBER            DESCRIPTION                                                  PAGE NOS.

10.7 (b)          Promissory Note, dated December 30, 1992 between
                  Royal Sonesta, Inc. and Hibernia National Bank in
                  New Orleans. (3)

10.7 (c) Restatement and Continuation of Continuing Guaranty, dated December 30, 1992, between the Registrant and Hibernia National Bank in New Orleans. (3)

10.8 (a)          "Amendment and Restatement of the Amended and
                  Restated Loan Agreement", dated December 23, 1991, between Hibernia National Bank, Royal Sonesta, Inc.
                  and Sonesta International Hotels Corporation. (4)

10.8 (b)          $2,875,000 Promissory Note, dated December 23, 1991,
                  from Royal Sonesta, Inc. to Hibernia National Bank.
                  (4)

10.9 (a) Loan Modification Agreement, dated April 15, 1992, between Trustees of Charterhouse of Cambridge Trust and Citicorp Real Estate, Inc. (3)

10.9 (b) Amendment to Promissory Note Dated January 10, 1983 from the Trustees of Charterhouse of Cambridge Trust to Citicorp Real Estate, Inc., dated May 13, 1992, between Trustees of Charterhouse of Cambridge Trust and Citicorp Real Estate, Inc. (3)

10.9 (c) Third Amendment to Mortgage and Security Agreement and Conditional Assignments of Leases and Rents, dated May 13, 1992, between Charterhouse of
                  Cambridge Trust and Citicorp Real Estate, Inc. (3)

10.9 (d)          Hazardous Materials Indemnification Agreement, dated
                  May 13, 1992, between Charterhouse of Cambridge
                  Trust and Citicorp Real Estate, Inc. (3)

10.9 (e)          Affirmation and Amendment of Guaranty, dated May 13,
                  1992, between the Registrant and Citicorp Real
                  Estate, Inc. (3)

10.10             Letter agreement, dated January 22, 1996, amending          39 - 41
                  the "Amended and Restated Agreement of Limited
                  Partnership of The Soho Hotel Company, L. P.



NUMBER            DESCRIPTION                                                PAGE NOS.

10.11             Letter agreement, dated April 6, 1995, modifying the        42 - 45
                  "Amended and Restated Agreement of Limited
                  Partnership of The SoHo Hotel Company, L. P."

10.12             "Amended and Restated Agreement of Limited
                  Partnership of The SoHo Hotel Company, L. P.", dated
                  December 13, 1994. (1)

10.13             "Agreement of Lease", dated January 29, 1996,               46 - 153
                  between The SoHo Hotel Company, L. P., as
                  "Landlord", and Grace Holmes, Inc., as "Tenant".

10.14             "Guaranty", dated January 29, 1996, of J. Crew             154 - 163
                  Group, Inc.

10.15             "Shareholders Agreement of C. R. Resort Associates
                  Limited", dated December 8, 1994. (1)

10.16 (a)         Revolving Term Note ($2,000,000) from Sonesta              164 - 167
                  International Hotels Corporation to USTrust, dated
                  September 30, 1995.

10.16 (b)         Commitment Letter agreement, dated September 28,           168 - 171
                  1995, between Sonesta International Hotels
                  Corporation and USTrust.

10.17             "Third Amendment to Lease" between John Hancock and
                  Sonesta, dated June, 1994. (1)

10.18             "Second Amendment to Lease" between John Hancock
                  Mutual Life Insurance Company ("John Hancock") and
                  Sonesta International Hotels Corporation
                  ("Sonesta"), dated March 22, 1994. (1)

10.19             Indenture of Lease, dated June 26, 1979, between
                  John Hancock Mutual Life Insurance Company and
                  Sonesta International Hotels Corporation. (7)



NUMBER            DESCRIPTION                                            PAGE NOS.

10.20 (a)         Intercreditor, Payment Priority and Lien Priority
                  Agreement, dated as of September 15, 1993, between
                  Sonesta International Hotels Corporation
                  ("Sonesta"), Sonesta Louisiana Hotels Corporation
                  ("SLHC"), 800 Canal Street Limited Partnership (the
                  "Partnership"), and numerous other parties. (2)

10.20 (b)         Commercial Guaranty, dated September 15, 1993, by
                  SLHC and Sonesta. (2)

10.20 (c)         CSDC/Manager Reserve Agreement, dated September 15,
                  1993, between SLHC, the Partnership and Canal Street
                  Development Corporation. (2)

10.21             Extension of Lease by Royal Sonesta, Inc., dated
                  August 6, 1993. (2)

10.22             Agreement, dated September 9, 1993, between Royal
                  Sonesta, Inc. and Aetna Life Insurance Company. (2)

10.23             Hotel Lease-Amendment No. 3, dated September 17,
                  1981, between Aetna Life Insurance Company and Royal
                  Sonesta, Inc. (6)

10.24             Hotel Lease-Amendment No. 2, dated September 1,
                  1977, between Chateau Louisiane, Inc. and Royal
                  Sonesta, Inc. (8)

10.25             Hotel Lease-Amendment No. 1, dated November 26,
                  1973, between Chateau Louisiane, Inc. and Louisiana
                  Sonesta Corporation. (9)

10.26             Hotel Lease, dated December 12, 1967, between
                  Chateau Louisiane, Inc., as "Landlord", and The
                  Royal Orleans, Inc., as "Tenant". (10)

10.27 (a)         Restated Employment Agreement, dated January 1,
                  1992, between the Registrant and Paul Sonnabend,
                  together with letter agreement regarding permanent
                  and total disability. (3) (Management contract under
                  Item 601 (10) (iii) (A))



NUMBER                DESCRIPTION                                            PAGE NOS.

10.27 (b)         Restated Employment Agreement, dated January 1,
                  1992, between the Registrant and Roger P. Sonnabend,
                  together with letter agreement regarding permanent
                  and total disability. (3) (Management contract under
                  Item 601 (10) (iii) (A))

10.27 (c)         Restated Employment Agreement, dated January 1,
                  1992, between the Registrant and Stephen Sonnabend,
                  together with letter agreement regarding permanent
                  and total disability. (3) (Management contract under
                  Item 601 (10) (iii) (A))

13                Annual Report to Security Holders for the calendar         172 - 188
                  year ended December 31, 1995.

21                Subsidiaries of the Registrant.                               189

23                Consent of Ernst & Young LLP filed herewith.                  190

(1)     Incorporated by reference to the Company's 1994 Report on Form 10-K.
(2)     Incorporated by reference to the Company's 1993 Report on Form 10-K.
(3)     Incorporated by reference to the Company's 1992 Report on Form 10-K.
(4)     Incorporated by reference to the Company's 1991 Report on Form 10-K.
(5)     Incorporated by reference to the Company's 1984 Report on Form 10-K.
(6)     Incorporated by reference to the Company's 1981 Report on Form 10-K.
(7)     Incorporated by reference to the Company's 1979 Report on Form 10-K.
(8)     Incorporated by reference to the Company's 1977 Report on Form 10-K.
(9)     Incorporated by reference to the Company's 1973 Report on Form 10-K.
(10)    Incorporated by reference to the Company's 1967 Report on Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
              (Registrant)
By: /S/ Boy van Riel                                   Date:    March 13, 1996
    -------------------------------------
        Boy van Riel
        Vice President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/  Roger P. Sonnabend                            Date:    March 13, 1996
    ----------------------------------------
         Roger P. Sonnabend
         Chairman of the Board and Chief Executive Officer

By: /S/ Boy van Riel                                   Date:    March 13, 1996
    ----------------------------------------
        Boy van Riel
        Vice President and Treasurer, Principal
        Financial and Accounting Officer

By: /S/ Paul Sonnabend                                 Date:    March 13, 1996
    ----------------------------------------
        Paul Sonnabend
        Director

By: /S/ Peter J. Sonnabend                             Date:    March 13, 1996
    ----------------------------------------
        Peter J. Sonnabend
        Director

By: /S/ Stephanie Sonnabend                            Date:    March 13, 1996
    ----------------------------------------
        Stephanie Sonnabend
        Director

By: /S/ Stephen Sonnabend                              Date:    March 13, 1996
    ----------------------------------------
        Stephen Sonnabend
        Director

By: /S/ George S. Abrams                               Date:   March 13, 1996
   -----------------------------------------
        George S. Abrams
        Director

By: /S/ Vernon R. Alden                                Date:    March 13, 1996
    ----------------------------------------
        Vernon R. Alden
        Director

By: /S/ Joseph L. Bower                                Date:    March 13, 1996
    ----------------------------------------
        Joseph L. Bower
        Director

By: /S/ Lawrence M. Levinson                           Date:    March 13, 1996
    ----------------------------------------
        Lawrence M. Levinson
        Director

By: /S/ Jean C. Tempel                                 Date:    March 13, 1996
    ----------------------------------------
        Jean C. Tempel
        Director