Form 10-Q
period 1996-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1996-05-14
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to  ______________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

                  NEW YORK                               13-5648107
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)
                     200 Clarendon Street, Boston, MA 02116
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  617-421-5400
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No  ___

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

                     APPLICABLE ONLY TO CORPORATE ISSURERS:

                  Number of Shares of Common Stock Outstanding
                      as of May 10, 1996 -- $.80 par value,
                              Class A -- 2,071,215

                                                                      FORM 10-Q

                     Part I - Item 1. Financial Information


                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 (Unaudited) and December 31, 1995

                                                                  (in thousands)
                                                       ----------------------------------
                                                        March 31              December 31
                                                         1996                    1995
                                                       ---------              -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 1,328                $ 3,370
  Accounts and notes receivables:
      Trade, less allowance of $89,000
          ($98,000 at December 31, 1995) for
           doubtful accounts                              4,796                  5,098
        Interest Receivable                                 143                    145
        Other                                               795                    828
                                                        -------                 ------
             Total accounts and notes receivable          5,734                  6,071
  Current portion of deferred taxes                         381                    400
  Inventories                                               761                    656
  Prepaid expenses                                        1,410                    496
                                                        -------                 ------
            Total current assets                          9,614                 10,993

Long-term receivables and advances                       13,074                 13,544

Investments in hotels                                     6,416                  6,341

Property and equipment, at cost:
   Land                                                   2,206                  2,202
   Buildings                                             39,660                 39,611
   Furniture and equipment                               15,992                 15,096
   Leasehold improvements                                   703                    700
                                                         ------                 ------
                                                         58,561                 57,609
   Less accumulated depreciation and
       amortization                                      20,247                 19,247
                                                         ------                 ------
              Net property and equipment                 38,314                 38,362
                                                         ------                 ------
                                                        $67,418                $69,240
                                                         ======                 ======

See accompanying notes to consolidated financial statements.

                                                                      FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 (Unaudited) and December 31, 1995

                                                                  (in thousands)
                                                       ----------------------------------
                                                        March 31              December 31
                                                          1996                   1995
                                                       ---------              -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $     289               $    562
     Current portion of long-term debt and
          capitalized lease obligations                  1,247                  1,211
     Accounts payable                                    3,733                  5,380
     Federal, foreign and state income taxes               392                    411
     Accrued liabilities:
         Salaries and wages                                959                  1,782
         Rentals                                         6,771                  5,270
         Interest                                          144                    173
         Employee benefits                                 939                    982
         Other                                           1,401                  1,056
                                                        ------                 ------
            Total accrued liabilities                   10,214                  9,263
                                                        ------                 ------
            Total current liabilities                   15,875                 16,827

Long-term debt                                          24,577                 24,977

Capital lease obligations                                   92                    105

Deferred federal and state income taxes                  2,401                  2,381

Other non-current liabilities                            1,186                  1,030

Redeemable preferred stock, $25 par value, at
    redemption value                                       294                    294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value         3,488                  3,488
    Retained earnings                                   27,602                 28,235
    Treasury shares--979,851, at cost                   (8,097)                (8,097)
                                                        ------                 ------
              Total common stockholders' equity         22,993                 23,626
                                                        ------                 ------
                                                       $67,418                $69,240
                                                        ======                 ======

See accompanying notes to consolidated financial statements.

                                                                     FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)


                                                              Three months ended
                                                     -------------------------------------
                                                     March 31, 1996         March 31, 1995
                                                     --------------         --------------
Revenues:
  Rooms                                               $ 8,330                 $ 8,136
  Food and beverage                                     3,247                   3,132
  Management, license and
    service fees                                        1,428                   1,230
   Other                                                1,177                   1,005
                                                       -------                 -------
                                                       14,182                  13,503
                                                       -------                 -------
Costs and expenses:
  Costs and operating expenses                          6,176                   5,437
  Advertising and promotion                             1,383                   1,172
  Administrative and general                            2,690                   2,265
  Human resources                                         327                     301
  Maintenance                                           1,170                   1,021
  Rentals                                               1,709                   2,198
  Property taxes                                          270                     304
  Depreciation and amortization                         1,000                     828
                                                       -------                 -------
                                                       14,725                  13,526
                                                       -------                 -------
Operating loss                                           (543)                    (23)

Other income (deductions):
  Interest expense                                       (498)                   (447)
  Interest income                                         298                     377
  Foreign exchange gain (loss)                             (1)                     13
  Equity in net profit (loss) of hotel and
    casino                                                (16)                     28
  Gain on sales of assets                                 183                     545
                                                       -------                 -------
                                                          (34)                    516

Income (loss) before income taxes                        (577)                    493
Federal, foreign and state income tax provision            53                     159
                                                       -------                 -------
Net income (loss)                                        (630)                    334
Retained earnings at beginning of period               28,235                  26,095
Cash dividends on preferred stock                          (3)                     (3)
                                                       -------                 -------
Retained earnings at end of period                    $27,602                 $26,426
                                                      ========                ========

Earnings per share of common stock:
  Net income (loss)                                   $  (.31)                $   .16
                                                       -------                 -------
Weighted average number of shares
  outstanding                                           2,071                   2,075
                                                      ========                ========

See accompanying notes to consolidated financial statements.

                                                                   FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                  (in thousands)
                                                       ----------------------------------
                                                           Three Months Ended March 31
                                                         1996                    1995
                                                       ---------              -----------
Cash provided (used) by operating activities
  Net income (loss)                                    $  (630)                 $   334
Items not (providing) requiring cash
  Foreign exchange loss (gain)                               1                      (13)
  Pension expense                                          151                      143
  Depreciation and amortization                          1,000                      828
  Deferred federal income tax provision (benefit)           39                     (507)
  Gain on sales of assets                                 (183)                    (545)
  Provision for doubtful accounts                            9                        6
    Equity in net (profit) loss of hotel and casino         16                      (28)
Changes in assets and liabilities
  Accounts and notes receivable                            281                      362
  Refundable income taxes                                   --                      959
  Inventories                                             (105)                      70
  Prepaid expenses                                        (913)                    (400)
  Accounts payable                                      (1,336)                  (1,242)
  Federal, foreign and state income taxes                  (19)                     410
  Accrued liabilities                                    1,131                   (1,319)
                                                         ------                   ------
  Cash used by operating activities                       (558)                    (942)

Cash provided (used) by investing activities
  Proceeds from sales of assets                              8                       10
  Expenditures for property and equipment                 (941)                    (352)
  Investments in hotels                                    (91)                    (106)
  New loans and advances                                   (89)                      --
  Payments received on long-term receivables
    and advances                                           594                      325
                                                         ------                   ------
Cash used by investing activities                         (519)                    (123)

Cash provided (used) by financing activities
  Changes in notes payable                                (273)                   1,500
  Payments on long-term debt                              (350)                    (201)
  Payments on capitalized lease obligations                (27)                     (24)
  Cash dividends paid                                     (314)                    (315)
                                                         ------                   ------
    Cash provided (used) by financing activities          (964)                     960

  Gain (loss) from effect of exchange rate
    changes on cash                                         (1)                       6
                                                         ------                   ------
Net decrease in cash                                    (2,042)                     (99)
Cash and cash equivalents at beginning of period         3,370                    3,669
                                                         ------                   ------
Cash and cash equivalents at end of period             $ 1,328                  $ 3,570
                                                        =======                  =======

                                       4

                                                                     FORM 10-Q

      Supplemental Schedule of Interest and Income Taxes Paid
      Cash paid for interest in the 1996 three-month period and the 1995 three-month period was approximately $527,000 and $441,000, respectively. Cash paid for income taxes in the 1996 three-month period was 33,000.
      Net cash refunded for income taxes in the 1995 three-month period was $703,000.


See accompanying notes to consolidated financial statements.

                                                                     FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments consisting of normally recurring items necessary to present fairly the financial position of the Company at March 31, 1996 and the results of its operations for the three month periods ended March 31, 1996 and 1995 and its cash flows for the three month periods ended March 31, 1996 and 1995, and should be read in conjunction with the 1995 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

In the first quarter of 1996, the Company adopted Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement was issued by the FASB in March 1995. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no effect on the Company's consolidated balance sheet at March 31,1996, and the result of operations for the three month period ended March 31, 1996.

On November 28, 1995, a wholly-owned subsidiary of the Company purchased the Casablanca Resort in Anguilla, British West Indies. The Seller restored all damage done to the 100-room hotel property by Hurricane Luis in September 1995, and the hotel reopened as Sonesta Beach Resort Anguilla in January 1996. As part of the transaction, the Company is entitled to a credit on the purchase price for certain expenses related to the hotel property and operations until March 1, 1996. Included in Accounts receivable-other is an amount of $400,000 at March 31, 1996, for this credit. During the first quarter of 1996, the Company received an assignment of certain expected insurance proceeds from the Seller to satisfy this receivable. In case the insurance proceeds prove insufficient, the Company has the right to deduct any remaining amounts from a loan from the Seller which is due in November 1998 (see Note 4, Long-Term Debt).

Included in accrued rentals at March 31, 1996, is percentage rent of $5,269,000 for the year ended December 31, 1995, related to the Royal Sonesta Hotel in New Orleans, which is operated by the Company under a long-term lease. This amount was paid in April 1996.

                                                                     FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Long-Term Receivables and Advances


                                                       (in thousands)
                                             ----------------------------------
                                               March 31,           December 31,
                                                 1996                 1995
                                             --------------        ------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly
       and 3-1/2% deferred until
       maturity) due 12/31/97 (a)                   $5,000               $5,000
    Deferred interest receivable                     2,306                2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple interest
       due 12/31/04, net of $5,500,000
       reserve (a)                                   1,000                1,000
    Loans to owner (b)                               3,995                4,472
Sharm el Sheikh (c)                                    290                  370
Other                                                  496                  408
                                             --------------         -----------
        Total long-term                            $13,087              $13,556
          receivables
        Less:  current portion                          13                   12
                                             --------------         -----------
        Net long-term receivables                  $13,074              $13,544
                                             ==============         ===========


(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $23,333,000 at March 31, 1996. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992.

                                                                     FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon is secured by mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage interest, and a payment to the hotel's owner equal to 3/4 of 1% of revenues of the hotel.

(c) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest are payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. During 1995 and 1996 the company received payments of $510,000, reducing the principal balance to $290,000 at March 31, 1996.

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $275,000 during the first quarter of 1996. During the same period, cash payments received were $752,000.

3.    Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1996. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at March 31, 1996.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at March 31, 1996.

                                                                     FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A foreign subsidiary has an operating line of credit of $500,000, which is guaranteed by the Company. The interest rate is at the prime rate plus one percentage point. This line of credit is subject to periodic review by the bank. The balance outstanding under this line at March 31, 1996 was $288,920.

4.    Long-Term Debt

                                                      (in  thousands)
                                           -------------------------------------
                                               March 31,            December 31,
                                                 1996                  1995
                                          --------------           -------------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                      $17,735                  $17,936
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                        4,840                    4,990
  Note from Seller (c)                            1,000                    1,000
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                              2,000                    2,000
Other                                               249                      188
                                          --------------           -------------
                                                 25,824                   26,114
Less current portion of long-term debt            1,247                    1,137
                                          --------------           -------------
Total long-term debt                            $24,577                  $24,977
                                          ==============           =============

(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $18,600,000 at March 31,1996. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan requires monthly principal payments of $66,777, and the remaining balance is due at maturity in April 1997. Interest on the loan is two percentage points over the LIBOR rate. The interest rate at March 31, 1996 was 7 5/16%.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the Lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a net book value of $8,870,000 at March 31, 1996. In addition, an amount of $1,000,000 is secured by a Company guaranty. The loan requires minimum principal payments of $300,000 in 1996, $425,000 in 1997 and $550,000 in each of the years 1998 and 1999. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance is due on March 1, 2000. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at March 31, 1996 was 7 3/4%.

                                                                     FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. No principal payments are due during the term of the loan. The Company has the right to offset certain receivables from the Seller from this loan (see Note 1 -- Operations).

(d) This loan is for a three year period ending April 30, 1997. No principal payments are required during the term. The interest rate was 9.75% at March 31, 1996, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.


5.    Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                             (in thousands)
                                                   -----------------------------
                                                    Three Months  Ended March 31
                                                        1996          1995
                                                   ------------- ---------------

Direct departmental costs
  Rooms                                                  $ 2,114         $1,934
  Food and beverage                                        2,844          2,532
  Other                                                      662            587
                                                          ------         -------
                                                           5,620          5,053
Heat, light and power                                        556            384
                                                           -----         ------
                                                          $6,176         $5,437
                                                          ======         ======



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

                                                                     FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:
                                                             (in thousands)
                                                   -----------------------------
                                                    Three Months  Ended March 31
                                                        1996          1995
                                                   ------------- ---------------

Deferred United States income provision (benefit)   $    39          $  (507)
Current United States income tax benefit                (52)            (570)
Current foreign income tax                               15            1,201
Current state income tax                                 51               35
                                                    -------          -------
                                                    $    53          $   159
                                                    =======          =======

                                                                     FORM 10-Q

                               Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 1996 COMPARED TO 1995

REVENUES

Total revenues for the first quarter ended March 31, 1996 were $14,182,000 compared to $13,503,000 in 1995, an increase of approximately $679,000.

The Company's Boston (Cambridge) hotel had increased revenues in the 1996 quarter of approximately $414,000, primarily because of an 11% increase in average room rates. The Company's New Orleans hotel experienced a decrease in revenues of approximately $557,000 in the first quarter of 1996 compared to the same period in 1995, which was primarily due to a 10% decrease in occupancy levels. The Company's Sonesta Beach Resort Anguilla, which opened January 18th 1996, had revenues in the first quarter of $585,000. The remaining revenue increase of $237,000 was primarily from increases in management and service fee income.

OPERATING INCOME

Operating loss for the three-month period ended March 31, 1996 was $543,000 compared to operating loss of $23,000 in 1995, an increase of approximately $520,000.

The Company's Anguilla Resort had an operating loss of $543,000 from the opening on January 18, 1996 until March 31, 1996. The Boston (Cambridge) hotel had a decrease in its first quarter operating loss of $236,000, primarily because of increased revenues of $414,000, partially offset by increased expenses, primarily cost and operating expenses, of $178,000. The New Orleans hotel's operating income decreased by $175,000 in the first quarter of 1996 compared to the same period last year. This decrease was caused by lower revenues of $557,000, a slight increase in operating expenses of $83,000, partially offset by a decrease in percentage rent expense of $465,000. The New Orleans hotel is operated by the Company under a long-term lease under which it pays percentage rent based on net income, as defined. Operating loss from management activities and other sources increased by $38,000 in the first quarter of 1996, because of increased expenses of $275,000, which exceeded the increase in revenues of $237,000 from these activities.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $51,000 primarily due to interest on the additional indebtedness related to the Sonesta Beach Resort Anguilla, which the Company purchased in November 1995.

Interest income in the first quarter of 1995 included interest received on a federal income tax refund during that quarter. This income exceeded increased interest income in the 1996 quarter of approximately $137,000 on the Company's Key Biscayne receivables, resulting in a net decrease of $79,000.

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of its Amsterdam Sonesta Hotel in 1991.

                                                                     FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company has a negative working capital balance of approximately $6,261,000, due principally to the accrual of percentage rent due under the lease for the Royal Sonesta Hotel in New Orleans. The rent due for the year 1995 of $5,269,000 was paid on April 1, 1996, as per the terms of the lease. The rent was paid from the Company's cash balances and borrowings under its lines of credit.

The Company's investment in a hotel project in New York at March 31, 1996 was $5,163,000. The Company has decided not to proceed with the development of the hotel. The Company expects to be repaid its investment in 1996.

The Company believes that its present cash balances plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1996 will be adequate to meet all of its obligations.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes for the first quarter 1996 is higher than the statutory rate due to losses from the Company's foreign subsidiary which operates the Sonesta Beach Resort Anguilla, B.W.I., which are not deductible for
U. S. income taxes.


                         PART II - Other Information


Item Numbers 1, 2, 3, 4, 5 and 6


Not applicable during the quarter ended March 31, 1996.

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

                   DATE:     May 13, 1996