Form 10-K/A
period 1996-03-29
SONESTA INTERNATIONAL HOTELS CORP
filed 1996-06-28
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


This amendment is being filed due to the fact that the Form 10-K filed by Sonesta International Hotels Corporation on March 29, 1996 did not contain the Financial Statements of a significant subsidiary, R.I.F. Resort Hotel N.V., under PART IV, Item 14(a)3.

(Mark One)

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1995       Commission file number 0-9032

                                       OR

        [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ________________.

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

                                      NONE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  ____X_____   No  ________


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 21, 1996 was $ 5,648,104.

        The number of shares outstanding of the registrant's common stock as of the close of business on March 21, 1996 was: 2,067,237
- -------------------------------------------------------------------------------

                                  SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SONESTA INTERNATIONAL HOTELS CORPORATION
               (Registrant)




By:  _______________________________               Date:  June 28, 1996
        Boy van Riel
        Vice President and Treasurer

Item 14(a)3


                                RIF RESORT HOTEL




                              FINANCIAL STATEMENTS
                                      1995





























                    Rif Resort Hotel N.V., Van Goghstraat 24
                     P.O. Box 6101, CURACAO, Neth. Antilles
                      Tel.: (599-9)369211, Fx:(599-9)369213

CONTENTS



Report of the Managing Director
Recommendation of the Board of Supervisory Directors



Annexes
1.      Balance Sheet as at December 31, 1995 (1994)
2.      Profit and loss account 1995
3.      Notes to the financial statements
3.1     General
3.2     Financial position
3.3     Notes to the balance sheet as at December 31, 1995
3.4     Notes to the profit and loss account 1995

4.      Auditor's report
5.      Additional information
5.1     Specification of long term loans

REPORT OF THE MANAGING DIRECTOR OVER THE YEAR 1995


The hotel

The hotel is operated under a management agreement with Sonesta CURACAO Hotel Corporation N.V., a wholly-owned subsidiary of Sonesta International Hotels Corporation. The name of the hotel has been changed into Sonesta Beach Resort
                                                                       ------
and Casino to reflect more so the services given by this world class resort.


The financing of the hotel

All shares issued are paid up in full, totaling Naf 16.372.000.
In 1995 the debt service deferred from October 1994 was paid as agreed with financiers. The 1995 debt service for all loans was deferred to be paid in April 1996 after agreement was reached with the various financiers. In April 1996 payment was made as agreed.


The debt-service

Negotiations were held with the financiers who agreed to defer the October 1995 dues to April 1996. In April 1996 the debt-service of Naf 3.199.175 including Naf 113.110 additional interest was paid. The redemption and interest payments on the claim loans due in January 1995 were paid in time Naf 770.148. For the 1996 debt-service due in October 1996 the financiers will again be approached to postpone the due date to April 1997. From the very start negotiations have been held with financiers to arrange the yearly deferment of the debt-service by six months to April of the following year. This necessity was born from the late opening of the hotel in December 1992 whereby the season 1992/1993 was lost. In 1996 negotiations will be started to arrive at refinancing of three important loans.

Local consortium loan of            NAf     5.300.000
Working capital loan                NAf     1.540.000
Cash reserve loan                   NAf     3.600.000
                                    -----------------
                                    NAf     10.440.000

The cash reserve loan is currently guaranteed by the "Eilandbegied CURACAO". The debenture loan totaling NAf 30.000.000 comes up for redemption September 1997, however, Rif Resort Hotel N.V. will make use of the one-time roll-over facility to extend the loan for another 5 years.

Performance of the hotel

Personnel and service level
- ---------------------------

The hotel operates with approximately 420 workers, of which 16 are ex-patriates. About 75 of the staff are casino-related. Therefore, the hotel operates with approximately 345 employees, or 1.4 per available room. This is slightly higher than industry averages in order to maintain the high quality levels found at the resort. Human Resource training courses and motivational programs are used extensively to increase service levels and staff morale. Guest reaction to the service levels is extremely positive, and the resort consistently earns very high marks from an independent rating service.

Facilities
- ----------

Although the resort is in overall good condition, the artificial beach, due to gradual erosion, has suffered serious loss of sand through and around the visible and submerged breakwaters, thus exposing boulders and coral rubble on the beach. Considerable negative guest comment has been caused by this condition, especially from European guests. Together with the Department of Public Works of the island, studies are ongoing on how to improve the situation, and we are hoping for a solution to be implemented in 1996.

The marketing
- -------------

                             Plan 1995            1995               1994
                             ---------            ----               ----
Occupancy                           73.9%             71.6%            77.3%
Average daily rate          US$    117.65     US$    128.75    US$    113.44
Rooms revenue               US$ 7,872,100     US$ 8,346,300    US$ 7,929,800

A drop in occupancy was experienced in 1995 compared with 1994 and the annual plan, due primarily to reduced tour operator and charter volume from all markets, resulting from a very mild winter for the first part of 1995. As of July, business continued soft due to a reduction in travel from South America. Average room rates, however, climbed to offset reduced occupancies and achieve room revenue objectives.


1996 Annual Plan
- ----------------

Occupancy                    74.7%
Average daily rate    US$    131.29
Rooms Revenue         US$ 8,902,700

The projected gross revenues are expected to increase by 6.7%. Both the occupancy and average rates will post gains. 1996's actual results will of course be significantly affected if assumptions or expectations are not realized.


CURACAO's tourism in relation to the Sonesta Hotel

The island is more vulnerable than most others in the Caribbean. This is due to a number of reasons including lack of air lift and destination awareness, a low number and limited range of resorts and hotels and non-competitive pricing. CURACAO is simply not as well known as other Caribbean destinations. CURACAO's promotional and advertising campaigns are only a few years old and not as extensive as the competitors. There are not enough "anchor" hotels to contribute to creating awareness of the destination. As one of our wholesalers stated "Sonesta CURACAO is an oasis on the Island". Despite these challenges our occupancy is relatively high and the average increase is above the norm. This is due to ongoing marketing efforts and the physical beauty of the resort along with its consistently high quality service. Furthermore multiple efforts are being made by the Government and tourism and hotel organisations to improve on this situation. It is our hope that these efforts will reflect in the hotel's future results.


The hotel in relation to the economy of CURACAO

The hotel employed at end 1995: 412 workers of which 16 are ex-patriate staff. In 1995 a total of NAf 10,814,689 was paid in salaries and wages. The various forms of tax contribution such as land rent, occupancy tax and gaming tax amounted to NAf 1,648,744. The wage tax paid to the Government amounted to NAf 1,506,901. The S.V.B. old-age Pension premium amounted to NAf 773,872.


May 21, 1996



Stanley T. Pietersz
Managing Director

RECOMMENDATION OF THE BOARD OF SUPERVISORY DIRECTORS


To the General Shareholders' Meeting of Rif Resort Hotel N.V.:

Pursuant to Article 22 of the Articles of Incorporation of Rif Resort Hotel N.V., we have the honor to declare that the report, presented by the Managing Director, as well as the financial statements for the year ended December 31, 1995 have been examined by us.

We recommend that the financial statements for the year 1995 be approved by you.


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



R. Lucia
Supervisory director on behalf of shares A



H.Th. Lopez
Supervisory director on behalf of shares A



S. Sonnabend
Supervisory director on behalf of shares B



T. Hernandez
Supervisory director on behalf of Island Territory of CURACAO

                                                          Annex 1

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO


BALANCE SHEET AS AT DECEMBER 31, 1995  (1994)

                                                      1995            1994
                                                      ----            ----
                                       Notes           NAf             NAf

   Assets
   ------
   Fixed Assets                         (1)        69,493,717      75,267,238

   Current Assets
   Inventories                          (2)         1,026,549       1,179,861
   Receivables and prepayments          (3)         2,679,610       3,689,594
   Cash and bank balances               (4)         1,989,834       2,228,850
                                                    ---------       ---------
                                                    5,695,993       7,098,305
                                                    ---------       ---------
   TOTAL                                           75,189,710      82,365,543
                                                   ==========      ==========


   Equity and Liabilities
   ----------------------
   Shareholders' equity
   Share capital                        (5)        16,372,000      16,372,000
   Accumulated losses                            (25,888,916)    (20,175,722)
                                                 ------------    ------------
                                                  (9,516,916)     (3,803,722)

   Long term loans and liabilities      (6)        73,763,484      74,660,581

   Current liabilities and accruals     (7)        10,943,142      11,508,684
                                                   ----------      ----------

   TOTAL                                           75,189,710      82,365,543
                                                   ==========      ==========


See accompanying notes to financial statements.

                                                       Annex 2, page 1

                                                       RIF RESORT HOTEL N.V.
                                                       CURACAO


PROFIT AND LOSS ACCOUNT 1995

                                                          1995         1994
                                                          ----         ----
                                                           NAf          NAf

Departmental revenues
Room                                                   14,856,409   14,115,078
Food and beverage                                       9,596,427    9,016,788
Telephone                                               1,547,788    1,664,095
Other                                                   1,755,756    1,458,544
                                                        ---------    ---------
                                                       27,756,380   26,254,505
Casino win (note 1)                                     5,285,144    5,315,917
                                                        ---------    ---------
                                                       33,041,524   31,570,422


Departmental expenses (note 2)
Room                                                    3,761,936    3,647,337
Food and beverage                                       7,761,768    7,360,115
Telephone                                                 685,841      750,772
Other                                                      99,637      133,406
                                                           ------      -------
                                                       12,309,182   11,891,630
Casino                                                  3,278,600    4,217,349
                                                        ---------    ---------
                                                       15,587,782   16,108,979
                                                       ----------   ----------
Gross operating profit                                 17,453,742   15,461,443

Unallocated operating expenses (note 3)
Administration and general                              3,936,086    3,721,499
Human resources                                           716,222      611,861
Guest relations and transportation                        542,222      471,616
Sales and marketing                                     2,438,306    2,546,986
Marketing fees                                            416,385      393,439
Heat, light and power                                   2,234,471    2,105,409
Repairs and maintenance                                 1,633,346    1,320,386
                                                        ---------    ---------
                                                       11,917,038   11,171,196
                                                       ----------   ----------
Operating profit from hotel and casino operations
(to carry forward)                                      5,536,704    4,290,247

                                                    Annex 2, page 2

                                                    RIF RESORT HOTEL N.V.
                                                    CURACAO



                                                    1995           1994
                                                    ----           ----
                                                     NAf            NAf

Operating profit from hotel and casino
 operations (carried forward)                     5,536,704      4,290,247

Depreciation                                      6,368,915      6,262,901

Interest                                          3,595,374      4,360,943

Other charges
Management fees                                     832,766        788,011
Building insurance                                  134,378        129,475
Building storage                                     48,040         47,838
Equipment lease                                      96,576         97,483
Land rent                                            51,810         51,812
Other expenses                                      122,039        130,454
                                                    -------        -------
                                                  1,285,609      1,245,073
                                                  ---------      ---------
                                                 11,249,898     11,868,917
                                                 ----------     ----------
Loss for the book year                          (5,713,194)    (7,578,670)
Losses previous years                          (20,175,722)   (12,597,052)
                                               ------------   ------------

Accumulated losses                             (25,888,916)   (20,175,722)
                                               ============   ============






See accompanying notes to financial statements.

                                                         Annex 3.1, page 1

                                                         RIF RESORT HOTEL N.V.
                                                         CURACAO

NOTES TO THE FINANCIAL STATEMENTS

General

Purpose of the Company

The Company was incorporated on January 13, 1987. The articles of incorporation of the company were changed in April 1990. The purpose of the company is the preparation, development and the construction and the subsequent maintenance, leasing or operating by the company itself of a hotel and casino on CURACAO.

The Company has been involved in the development of a hotel and casino on CURACAO, known as the Sonesta Beach Resort & Casino CURACAO which started operations in December 1992. The company has been granted a tax holiday for the operation of the hotel and casino for a period of 11 years.


Summary of significant accounting policies

Fixed assets
The Company started the operation of the Sonesta Beach Resort and Casino December 1, 1992. All organization, development, financing, construction and furnishing costs incurred prior to that date are capitalized.

Accounts receivable
Accounts receivable are stated as nominal value less and allowance for doubtful amounts.

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


Foreign currencies

Transactions and assets and liabilities in US dollars have been translated into Netherlands Antilles Guilders at US$1 = NAf 1.78. Resulting exchange gains and losses are credited or charged against current income.


Management agreement

The Hotel and Casino is operated under a management agreement between the Owner and the Operator dated April 30, 1990, which was amended and restated as of April 2, 1992. The initial term of the agreement is ten calendar years from the date of commencement of operations with four options to extend for a period of five years each for a total of twenty years.

The annual remuneration for the Operator's services is:
- - a basic fee equal to 3% of gross revenues
- - a marketing reimbursement equal to 1.5% of gross revenues
- - an incentive fee, which is equal to the greater of:
A - the difference between (1) 22% of the sum of the net operating income and the sum of the basic fee and the marketing reimbursement, and (2) the sum of the basic fee and the marketing reimbursement, or
B - 50% of the first US$2,000,000 of cash flow as defined in the management agreement, until Operator has received an aggregate incentive fee of US$2,000,000 from the commencement date; and thereafter, the incentive fee shall be calculated solely pursuant to above.

The incentive fee shall be payable solely out of 50% of the adjusted cash flow calculated in accordance with the management agreement. Any amount of the incentive fee which is earned, but not paid due to insufficient cash flow, shall be deferred and paid out of 50% of future cash flows after payment of the then current incentive fee. Up to 1995 no incentive fee has been paid.

                                                          Annex 3.2

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO


FINANCIAL POSITION

The 1995 profit and loss account shows a loss as expected and budgeted. As a consequence of this loss and earlier losses current liabilities exceed current assets by approximately NAf 5,200,000 as at December, 1995. Budgeted was a liquidity shortage of NAf 5,800,000.

According to the budget for 1996 inclusive of estimated investments of NAf 1,000,000 this liquidity shortage is expected to decrease to approximately NAf 4,900,000 as per the end of 1996. Actual results through March 1996 are approximately NAf 700,000 below budget. Furthermore, the budget 1996 does not take the sales tax into account. The sales tax will probably be introduced as of July 1, 1996.

The shortage in liquidities is a matter of concern. However, as there is presently no indication that financiers will not continue to cooperate as in the past, management believes that the company will be able to continue its activities.

                                                          Annex 3.3, page 1

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO


NOTES TO THE BALANCE SHEET AS AT DECEMBER 31, 1995


1.  Fixed Assets

                                                              NAf

Balance as at December 31, 1994                             75,267,238
Investments in 1995                                            595,394
                                                               -------
                                                            75,862,632
Depreciation 1995                                          (6,368,915)
                                                           -----------

Balance as at December 31, 1995                             69,493,717
                                                            ==========


The investments for the year 1995, amounting to NAf 595,394 mainly consist of investments in furniture, fixtures and equipment.

The real estate of the company is mortgaged for an amount of NAf 49,331,944. Also a lien on furniture, fixtures and equipment has been granted for loans totaling NAf 6,571,944.

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

The original investment of NAf 88,324,943 is inclusive of claims, which have been settled with two contractors, but exclusive of NAf 1,000,000 that might become due to the same contractors. The latter amount is related to the development of a hotel, next to the Sonesta hotel, by Rif Low Rise Hotel N.V. Originally construction costs of the Sonesta project were decreased by the contractors by NAf 1,000,000 provided they would be involved in the development of the project of Rif Low Rise Hotel N.V.

                                                         Annex 3.3, page 2

                                                         RIF RESORT HOTEL N.V.
                                                         CURACAO


The Company has advanced to Rif Low Rise Hotel N.V. NAf 1,000,000, for which Rif Low Rise Hotel N.V. accepted the obligation to pay NAf 1,000,000 to the contractors if their project could not be realized.

As the land on which Rif Low Rise Hotel N.V. intended to develop its project has been assigned to another developer, this NAf 1,000,000 receivable has been transferred to construction costs. If the project would have been realized Rif Low Rise Hotel N.V. would have repaid the NAf 1,000,000 advance to Rif Resort Hotel N.V.

Now that the land has been assigned to third parties and Rif Low Rise Hotel N.V. has already expensed the NAf 1,000,000 advance for preparation of the construction of the second hotel, there is a remote risk that Rif Resort Hotel N.V. will have to pay another NAf 1,000,000, excluding interest, according to the contractual documents.

2.      Inventories

                                                            1995         1994
                                                            ----         ----
                                                             NAf          NAf

Food and beverage
Food                                                       184,924     225,827
Beverage                                                   126,560     119,564
                                                           -------     -------
                                                           311,484     345,391

Other
Printing and stationery                                    181,537     185,558
Guest supplies                                              68,010     127,088
Uniforms                                                    60,508      93,425
Linen                                                      203,374     241,569
Glassware, china, silver and utensils                      139,312      78,388
Food and beverage supplies                                  14,236      10,739
Cleaning supplies                                           17,474      28,562
Paper supplies                                              17,118      14,379
Sales promotion                                                         18,071
Other                                                       13,496      36,691
                                                            ------      ------
                                                           715,065     834,470
                                                           -------     -------
Total inventories                                        1,026,549   1,179,861
                                                         =========   =========

                                                          Annex 3.3, page 3

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO
3.      Receivables and prepayments

                                                            1995        1994
                                                            ----        ----
                                                             NAf         NAf

Trade Receivables
Guest ledger                                               449,122     678,527
City ledger                                              1,567,614   2,581,012
Casino markers                                             178,356      93,245
Less:  allowance for doubtful amounts                    (292,205)   (256,193)
                                                         ---------   ---------
                                                         1,902,887   3,096,591
Other receivables                                          459,776     261,320
                                                           -------     -------
                                                         2,362,663   3,357,911
                                                         =========   =========

Loans and advances
Employees advances                                          26,422      17,149
                                                            ------      ------
                                                            26,422      17,149
                                                            ======      ======

Deposits
Kodela                                                      90,000      90,000
Other                                                       24,913      13,435
                                                            ------      ------
                                                           114,913     103,435
                                                           =======     =======

                                                         Annex 3.3, page 4

                                                         RIF RESORT HOTEL N.V.
                                                         CURACAO


                                                            1995        1994
                                                            ----        ----
                                                             NAf         NAf

Prepaid expenses
Insurance                                                  131,286     136,782
Advertising                                                             32,667
Maintenance contracts                                        8,921       8,371
Rent                                                        12,456       7,958
Other                                                       22,949      25,321
                                                            ------      ------
                                                           175,612     211,099
                                                           =======     =======

Summary
Trade receivable                                         2,362,663   3,357,911
Loans and advances                                          26,422      17,149
Deposits                                                   114,913     103,435
Prepaid expenses                                           175,612     211,099
                                                           -------     -------
                                                         2,679,610   3,689,594
                                                         =========   =========


4.  Cash and bank balances
Cash on hand                                               752,867     819,892
Cash in bank                                             1,236,967   1,408,958
                                                         ---------   ---------
                                                         1,989,834   2,228,850
                                                         =========   =========

                                                         Annex 3.3, page 5

                                                         RIF RESORT HOTEL N.V.
                                                         CURACAO


5.      Shareholders' equity

The authorized share capital amounts to NAf 21,700,000 of which:

- --  10,770 shares A
- --   4,800 shares B
- --   6,130 shares C

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


Also the Government of the Island Territory of CURACAO has the right to make a binding proposal for 1 member.

As at December 31, 1995, shares issued and paid up are as follows:

                                                             NAf

8,100 shares A                                           8,100,000
3,600 shares B                                           3,600,000
4,672 shares C                                           4,672,000
                                                         ---------
                                                        16,372,000
                                                        ==========


Certain loan agreements forbid the declaration of dividends up to 6 years after October 1992.

                                                  Annex 3.3, page 6

                                                  RIF RESORT HOTEL N.V.
                                                  CURACAO


6.      Long term loans and liabilities

                                                            1995         1994
                                                            ----         ----
                                                             NAf          NAf

Long term loans                                          72,593,484   73,850,581
Other long term liabilities                               1,170,000      810,000
                                                          ---------      -------
                                                         73,763,484   74,660,581
                                                         ==========   ==========


A specification of the long term loans is given in annex 5.1.

The other long term liabilities relate to deferred interest on the NAf 30,000,000 bonds loan amounting to NAf 1,170,000.



7.      Current liabilities and accruals

                                                           1995         1994
                                                           ----         ----
                                                            NAf          NAf

Payable long term loans (less than one year)              613,333
Creditors for construction hotel and casino                            158,696
Trade creditors operation                                 839,304      678,358
Interest accrual                                        3,602,438    4,173,006
Accruals, water, electricity and telephone                408,423      942,733
Room, game and payroll taxes                            2,566,842    2,093,826
Sonesta International Hotel Corporation                   271,169      515,319
Salaries and wages payable                                955,977      919,918
Accrued leave and vacation pay                            459,098      387,266
Accrued year-end bonus                                    160,152      322,497
Other accruals                                            225,572      241,131
Progressive game payable                                  175,145      212,710
Refundable deposits                                       563,851      803,386
Other accounts payable                                    101,838       59,838
                                                          -------       ------
                                                       10,943,142   11,508,684
                                                       ==========   ==========

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



Claims contractors

Because the development of a new hotel next to the Sonesta by Rif Low Rise Hotel N.V. is canceled, contractors that were involved in the construction of the Sonesta have a claim against the company of NAF 1,000,000. This claim might be offset by receipt of the same amount from Rif Low Rise Hotel N.V.

We refer to note 1 to the balance sheet.

                                                          Annex 3.4, page 1

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO


NOTES TO THE PROFIT AND LOSS ACCOUNT 1995


1.      Casino win

                                             1995            1994
                                             ----            ----
                                              NAf             NAf

Net win on tables
Drop                                       13,556,946     15,625,509
Pay-out                                  (10,218,325)   (12,507,042)
                                         ------------   ------------
                                            3,338,621      3,118,467

Net win on slot machines
Drop                                        2,196,411      2,452,781
Pay-out                                     (266,197)      (270,515)
                                            ---------      ---------
                                            1,930,214      2,182,266

Miscellaneous income                           16,309         15,184
                                               ------         ------
                                            5,285,144      5,315,917
                                            =========      =========


2.  Departmental expenses

Cost of personnel
Rooms                                       1,907,414      1,715,147
Food and beverage                           3,333,470      3,107,570
Telephone                                      99,372         86,569
Other                                          83,331         85,515
                                               ------         ------
                                            5,423,587      4,994,801
Casino                                      2,434,789      2,408,842
                                            ---------      ---------
                                            7,858,376      7,403,643
                                            =========      =========

                                                          Annex 3.4, page 2

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO


                                                            1995         1994
                                                            ----         ----
                                                             NAf          NAf

Other expenses
Rooms                                                    1,854,521    1,932,190
Food and beverage -- cost of sales                       3,202,909    3,058,750
Food and beverage -- other                               1,225,389    1,193,795
Telephone -- cost of sales                                 582,813      662,101
Telephone -- other                                           3,656        2,102
Other                                                       16,307       47,891
                                                            ------       ------

                                                         6,885,595    6,896,829
Casino -- gaming tax                                        48,694      648,826
Casino -- other                                            795,117    1,159,681
                                                           -------    ---------
                                                         7,729,406    8,705,336
                                                         =========    =========

Total
Room                                                     3,761,935    3,647,337
Food and beverage                                        7,761,768    7,360,115
Telephone                                                  685,841      750,772
Other                                                       99,638      133,406
                                                            ------      -------
                                                        12,309,182   11,891,630
Casino                                                   3,278,600    4,217,349
                                                         ---------    ---------
                                                        15,587,782   16,108,979
                                                        ==========   ==========

                                                           Annex 3.4, page 3

                                                           RIF RESORT HOTEL N.V.
                                                           CURACAO



3.  Unallocated operating expenses

                                                          1995         1994
                                                          ----         ----
                                                           NAf          NAf

Cost of personnel
Administration and general                             2,400,638    1,902,176
Human resources                                          246,507      249,878
Guest relations and transportation                       345,984      151,790
Sales and marketing                                      625,296      606,613
Repairs and maintenance                                  506,257      439,049
                                                         -------      -------
                                                       4,124,682    3,349,506


Other expenses
Administration and general                             1,535,446    1,819,323
Human resources                                          469,715      361,983
Guest relations and transportation                       196,238      319,826
Sales and marketing                                    1,813,012    1,940,373
Marketing fees                                           416,385      393,439
Electricity and water                                  2,234,471    2,105,409
Repairs and maintenance                                1,127,089      881,337
                                                       ---------      -------
                                                       7,792,356    7,821,690
                                                       =========    =========

Total
Administration and general                             3,936,084    3,721,499
Human resources                                          716,222      611,861
Guest relations and transportation                       542,222      471,616
Sales and marketing                                    2,438,308    2,546,986
Marketing fees                                           416,385      393,439
Electricity and water                                  2,234,471    2,105,409
Repairs and maintenance                                1,633,346    1,320,386
                                                       ---------    ---------
                                                      11,917,038   11,171,196
                                                      ==========   ==========

                                                          Annex 4

                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO



AUDITOR'S REPORT

Introduction

We have audited the 1995 financial statements of Rif Resort Hotel N.V. in CURACAO, Netherlands Antilles. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion based on our audit.

Scope

We conducted our audit in accordance with auditing standards generally accepted in the Netherlands. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

Opinion

Annex 3.2 of the notes to the financial statements indicates that the continuation of the company is uncertain. However, the explanation provided shows that it is not impossible that business operations will be maintained in the long term. As a consequence, the accounting principles applied are based on the assumption that the company will be able to continue as a going concern.

In our opinion, the financial statements give a true and fair view of the financial position of the company as of 31 December 1995 and of the result for the year then ended in accordance with International Accounting Standards.


Willemstad, May 21, 1996



Moret Ernst & Young Accountants

                                                           Annex 5.1, page 1

                                                           RIF RESORT HOTEL N.V.
                                                           CURACAO
SPECIFICATION OF LONG TERM LOANS

(i).  Soft loan from Eilandgebied CURACAO (via O.B.N.A.)
- --------------------------------------------------------
Principal:                   NAf 8,800,000
Term:                        October 1, 1990 thru September 30, 2020
Interest grace period:       October 1, 1992 thru September 30, 1997
Interest after grace period: 2.5%
Payment of interest:         Yearly
Redemption:                  20 yearly annuities the first one due
                             October 1, 2001
Guaranteed:                  No
Secured by mortgage:         No

(ii).  Subordinated soft loan from Eilandgebied CURACAO (via O.B.N.A.)
- ----------------------------------------------------------------------
Principal:                   NAf 8,000,000
Term:                        October 1, 1990 thru September 30, 2020
Interest grace period:       October 1, 1992 thru September 30, 1997
Interest after year 5:       2.5%
Payment of interest:         Yearly
Redemption:                  20 yearly annuities the first one due
                             October 1, 2001
Guaranteed:                  No
Secured by mortgage:         No

(iii).  Debenture loan (bonds) Local consortium (A)
- ---------------------------------------------------
Principal:                   NAf 12,000,000
Term:                        October 1, 1992 thru September 30, 1997.  An
                             one-time roll-over for another 5 years at the
                             discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:      6.5%, payable yearly, plus 2.5% per year which
                             will accumulate interest free and will be paid at
                             the end of the 6th year if the liquidity position
                             of Rif Resort Hotel N.V. such permits, or as soon
                             as possible thereafter.
Interest year 6 thru 10:     To be negotiated
Payment of interest:         Yearly in arrears
Redemption:                  In full latest September 30, 2002
Guaranteed:                  Yes
Secured by mortgage:         No

                                                           Annex 5.1, page 2
                                                           RIF RESORT HOTEL N.V.
                                                           CURACAO
(iv).  Debenture loan (bonds) Local consortium (B)
- --------------------------------------------------
Principal:                   NAf 12,000,000
Term:                        October 1, 1992 thru September 30, 1997.  An
                             one-time roll-over for another 5 years at the
                             discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:      8.5%, payable yearly, plus 0.5% per year
                             which will accumulate interest free and will
                             be paid at the end of the 6th year if the
                             liquidity position of Rif Resort Hotel N.V.
                             such permits, or as soon as possible
                             thereafter.
Interest year 6 thru 10:     To be negotiated
Payment of interest:         Yearly in arrears
Redemption:                  In full latest September 30, 2002
Guaranteed:                  Yes
Secured by mortgage:         No

(v).  Debenture loan (bonds) Local consortium (C)
- -------------------------------------------------
Principal:                   NAf 6,000,000
Term:                        October 1, 1992 thru September 30, 1997.  An
                             one-time roll-over for another 5 years at the
                             discretion of Rif Resort Hotel N.V.
Interest year 1 thru 5:      9%
Interest year 6 thru 10:     To be negotiated
Payment of interest:         Yearly in arrears
Redemption:                  In full latest September 30, 2002
Guaranteed:                  Yes
Secured by mortgage:         No

(vi).  Soft loan NPMNA
- ----------------------
Principal:                   NAf 9,000,000
Term:                        October 1, 1992 thru September 30, 2002
Interest year 1 thru 5:      2.5%
Interest year 6 thru 8:      2.5%
Interest year 9 thru 10:     N.A.
Payment of interest:         Yearly in arrears
Redemption:                  22 yearly annuities from October 1, 2000
Guaranteed:                  No
Secured by mortgage:         Yes

                                                   Annex 5.1, page 3
                                                          RIF RESORT HOTEL N.V.
                                                          CURACAO
(vii).  Soft loan from Korpodeko
- --------------------------------
Principal:                   NAf 5,031,944
Term:                        October 1, 1992 thru September 30, 2002
Interest year 1 thru 5:      2.5%
Interest year 6 thru 8:      2.5%
Interest year 9 thru 10:     N.A.
Payment of interest:         Yearly in arrears
Redemption:                  22 yearly annuities, the first payable
                             September 30, 2001
Guaranteed:                  No
Secured by:                  mortgage and second lien on F.F. & E.

(viii).  Loan from Local consortium
- -----------------------------------

Principal:                   NAf 4,300,000
Term:                        October 1, 1992 thru September 30, 1997
Interest year 1 thru 5:      6.5%
Payment of interest:         Quarterly in arrears
Redemption:                  In full September 30, 1997
Guaranteed:                  No
Secured by mortgage:         Yes

(ix).  Loan from Local consortium
- ---------------------------------
Principal:                   NAf 1,000,000
Term:                        October 1, 1992 thru September 30, 1997
Interest year 1 thru 5:      8.5%
Payment of interest:         Quarterly in arrears
Redemption:                  In full September 30, 1997
Guaranteed:                  No
Secured by mortgage:         Yes

(x).  Loan from Maduro & Curiel's Bank N.V. (Working Capital)
- -------------------------------------------------------------
Principal:                   NAf 1,540,000
Term:                        December 1, 1992 thru latest December 31, 1997
Interest year 1 thru 5:      11%
Payment of interest:         Monthly
Redemption:                  In full latest December 31, 1997
Guaranteed:                  No
Secured by mortgage:         F.F. & E., stock, accounts receivable

                                             Annex 5.1, page 4
                                             RIF RESORT HOTEL N.V.
                                             CURACAO

(xi)  Claim settlement with Croon Electrotechniek B.V., Rotterdam,
- ------------------------------------------------------------------
The Netherlands
- ---------------
Principal:                   NAf 1,600,000
Term:                        January 1, 1994 thru January 1, 2000
Interest:                    LIBOR + 2%
Payment of Interest:         Yearly in arrears
Redemption:                  3 yearly installments of NAf 333,333 the
                             first payable January 1, 1995
Guaranteed:                  No

(xii).  Claim settlement with Netherlands Harbourworks Company (Netherlands
- ---------------------------------------------------------------------------
Antilles) N.V.
- --------------
Principal:                   NAf 1,000,000
Term:                        January 1, 1994 thru January 1, 1997
Interest:                    LIBOR + 2%
Payment of interest:         Yearly in arrears
Redemption:                  3 yearly installments of NAf 333,333 the
                             first payable January 1, 1995
Guaranteed:                  No

(xiii).  Loan from ABN-AMRO Bank (cash reserve loan)
- ----------------------------------------------------
Principal:                   NAF 3,600,000
Term:                        February 1994 thru October 31, 1997
Interest:                    9%
Payment of interest:         Monthly in arrears
Redemption:                  In full latest October 31, 1997
Guaranteed:                  Yes