Form 10-Q
period 1996-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1996-08-09
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1996

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

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

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

                  Number of Shares of Common Stock Outstanding
                     as of August 5, 1996 -- $.80 par value,
                              Class A -- 2,070,015

                                                                       FORM 10-Q


                     Part I - Item 1. Financial Information


                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 (Unaudited) and December 31, 1995

                                                                                                          (in thousands)
                                                                                                June 30              December 31
                                                                                                 1996                    1995
                                                                                        ------------------------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  1,101               $  3,370
  Accounts and notes receivables:
       Trade, less allowance of  $94,000
          ($98,000 at December 31, 1995) for doubtful accounts                                    5,103                  5,098
        Interest receivable                                                                         139                    145
        Other                                                                                       964                    828
                                                                                               ---------                --------
             Total accounts and notes receivable                                                  6,206                  6,071
  Current portion of deferred taxes                                                                 301                    400
  Inventories                                                                                       751                    656
  Prepaid expenses                                                                                1,261                    496
                                                                                               ---------              ----------

                  Total current assets                                                            9,620                 10,993

Long-term receivables and advances                                                               12,652                 13,544

Investments in hotels                                                                             6,692                  6,341

Property and equipment, at cost:
   Land                                                                                           2,221                  2,202
   Buildings                                                                                     39,776                 39,611
   Furniture and equipment                                                                       16,867                 15,096
   Leasehold improvements                                                                           762                    700
                                                                                               --------                -------
                                                                                                 59,626                 57,609
   Less accumulated depreciation and
       amortization                                                                              21,224                 19,247
                                                                                               --------                -------
              Net property and equipment                                                         38,402                 38,362
                                                                                               --------                -------
                                                                                               $ 67,366               $ 69,240
                                                                                               =======                 =======

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 (Unaudited) and December 31, 1995

                                                                                   (in thousands)
                                                                                June 30    December 31
                                                                                  1996          1995
                                                                                ---------    ---------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                              $   3,408     $    562
     Current portion of long-term debt and
          capitalized lease obligations                                            17,973        1,211
     Accounts payable                                                               3,393        5,380
     Federal, foreign and state income taxes                                          990          411
     Accrued liabilities:
         Salaries and wages                                                         1,364        1,782
         Rentals                                                                    2,783        5,270
         Interest                                                                     223          173
         Employee benefits                                                            769          982
         Other                                                                      1,358        1,056
                                                                                ----------      -------

                  Total accrued liabilities                                         6,497        9,263
                                                                                ----------     --------

                  Total current liabilities                                        32,261       16,827

Long-term debt                                                                      7,643       24,977

Capital lease obligations                                                              78          105

Deferred federal and state income taxes                                             2,278        2,381

Other non-current liabilities                                                       1,404        1,030

Redeemable preferred stock, $25 par value, at
    redemption value                                                                  294          294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value                                    3,488        3,488
    Retained earnings                                                              28,022       28,235
    Treasury shares--980,473 (979,851 at December 31, 1995), at cost               (8,102)      (8,097)
                                                                                ---------    ----------
              Total common stockholders' equity                                    23,408       23,626
                                                                                --------     ----------
                                                                                $  67,366     $ 69,240
                                                                                =========    ==========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                                       Three Months Ended                   Six Months Ended
                                                              June 30                           June 30
                                                              --------                           --------
                                                     1996                  1995          1996              1995
                                                     ----                  ----          ----              ----
Revenues:
     Rooms                                           $ 9,724             $ 8,411        $18,054         $16,547
     Food and beverage                                 3,975               3,543          7,222           6,675
     Management, license and
          service fees                                 1,709               1,335          3,137           2,565
     Other                                             1,346               1,155          2,523           2,160
                                                 ------------          ---------     -----------        --------
                                                      16,754              14,444         30,936          27,947
                                                 ------------          ---------     -----------        --------
Costs and expenses:
     Costs and operating expenses                      6,830               5,823         13,006          11,260
     Advertising and promotion                         1,373               1,148          2,756           2,316
     Administrative and general                        2,819               2,270          5,509           4,539
     Human resources                                     378                 285            705             586
     Maintenance                                       1,191               1,020          2,361           2,041
     Rentals                                           1,491               1,286          3,200           3,484
     Property taxes                                       82                 306            352             610
     Depreciation and amortization                     1,028                 831          2,028           1,659
                                                  ------------          ---------     -----------        --------
                                                      15,192              12,969         29,917          26,495
                                                 ------------          ---------     -----------        --------

Operating income                                       1,562               1,475          1,019           1,452
Other income (deductions):
     Interest expense                                   (570)               (458)        (1,068)           (905)
     Interest income                                     286                 189            584             566
     Foreign exchange gain (loss)                        ( 1)                 --             (2)             13
     Equity in net income (loss) of hotels               265                (273)           249            (245)
     Gain on sales of assets                              26                   5            209             550
     Gain from casualty insurance                         --                 365             --             365
                                                 ------------          ---------     -----------        --------
                                                           6                (172)           (28)            344
                                                 ------------          ---------     -----------        --------

Income before income taxes                             1,568               1,303            991           1,796
Federal, foreign and state income
     tax provision                                       835                 436            888             595
                                                  ------------          ---------     -----------        --------

Net income                                               733                 867            103           1,201
Retained earnings at beginning
     of period                                        27,602              26,426         28,235          26,095
Cash dividends on preferred stock                         (3)                 (3)            (6)             (6)
Cash dividends on common stock                          (310)               (311)          (310)           (311)
                                                 ------------          ---------     -----------        --------
Retained earnings at end of period                   $28,022             $26,979        $28,022         $26,979
                                                 ============          =========     ===========        ========
Earnings per share of common stock                   $   .35             $   .42        $   .05         $   .58
                                                 ============          =========     ===========        ========
Weighted average number of shares
   outstanding                                         2,070               2,075          2,070           2,075
                                                 ============          =========     ===========        ========




See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                                (in thousands)
                                                                         Six Months Ended June 30
                                                                            1996           1995
                                                                           ------         ------
Cash provided  (used) by operating activities
     Net income                                                          $   103        $ 1,201
Items not (providing) requiring cash
          Foreign exchange loss (gain)                                         2            (13)
          Pension expense                                                    302            290
          Depreciation and amortization                                    2,027          1,659
          Deferred federal income taxes benefit                               (4)          (568)
          Deferred interest income                                          (275)            --
          Gain on sales of assets                                           (209)          (550)
          Gain from casualty insurance                                        --           (365)
          Provision for doubtful accounts                                     19             13
          Equity in net (income) loss of hotels                             (248)           245
     Changes in assets and liabilities
          Accounts and notes receivable                                     (138)         1,155
          Refundable income taxes                                             --            959
          Inventories                                                        (95)            22
          Prepaid expenses                                                  (765)          (418)
          Accounts payable                                                (1,987)        (1,866)
          Federal, foreign and state income taxes                            580            394
          Accrued liabilities                                             (2,519)            80
                                                                       ---------        -------
             Cash provided (used) by operating activities                 (3,207)         2,238

Cash provided (used) by investing activities
     Proceeds from sales of assets                                            57             27
     Proceeds from casualty insurance                                         --            250
     Expenditures for property and equipment                              (2,079)        (1,521)
     Investments in hotels                                                  (102)          (578)
     New loans and advances                                                 (197)            --
     Payments received on long-term receivables
       and advances                                                        1,336            757
                                                                       ---------        --------
          Cash used by investing activities                                 (985)        (1,065)

Cash provided (used) by financing activities
     Changes in notes payable                                              2,844           (500)
     Payments on long-term debt                                             (551)          (401)
     Payments on capitalized lease obligations                               (49)           (48)
     Purchase of common stock                                                 (5)           (33)
     Cash dividends paid                                                    (317)          (318)
                                                                      ----------       ---------
          Cash provided (used) by financing activities                     1,922         (1,300)
     Gain from effect of exchange rate changes on cash                         1              7
                                                                   -------------       ---------
Net decrease in cash                                                      (2,269)          (120)
                                                                      ----------       ---------
Cash and cash equivalents at beginning of period                           3,370          3,669
                                                                     -----------      ----------
Cash and cash equivalents at end of period                                $1,101        $ 3,549
                                                                      ==========       ==========

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         Cash paid for interest in the 1996 six-month period and the 1995 six-month period was approximately $1,018,000 and $903,000, respectively. Cash paid for income taxes in the 1996 six-month period was $312,000. Net cash refunded for income taxes in the 1995 six-month period was $190,000.


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at June 30, 1996 and December 31, 1995, and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995, and should be read in conjunction with the 1995 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

In December 1994 Company subsidiaries entered into a partnership through which it acquired a 50% interest in a building in New York City, with the intent to develop a hotel. In October 1995, the Company notified its partner of its intention not to proceed with the development. The partnership has sold its interest in the building, and in July 1996 the Company received a payment of $5,792,000, which consisted of its cash investment in the partnership of $5,175,000, and distribution of income of $617,000. This income is included in Equity in Net Income of Hotels in the consolidated statements of operations at June 30, 1996.

On November 28, 1995, a wholly-owned subsidiary of the Company purchased the Casablanca Resort in Anguilla, British West Indies. The Seller restored all damage done to the 100-room hotel property by Hurricane Luis in September 1995, and the hotel reopened as Sonesta Beach Resort Anguilla in January 1996. The Company has filed a claim for business interruption insurance proceeds as a result of the hurricane as of March 1, 1996. No income regarding that claim is included in the results of operations at June 30, 1996. Also, as part of the transaction, the Company is entitled to a credit on the purchase price for certain expenses related to the hotel property and operations until March 1, 1996. Included in Accounts Receivable-Other is an amount of $400,000 at June 30, 1996, for this credit. During the first quarter of 1996, the Company received an assignment of certain expected insurance proceeds from the Seller to satisfy this receivable. In the event such insurance proceeds prove insufficient to satisfy this receivable, the Company has the right to deduct any remaining amounts from a loan from the Seller which is due in November 1998 (see Note 4, Long-Term Debt).

In the first quarter of 1996, the Company adopted Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no effect on the Company's consolidated balance sheet at June 30,1996, and the result of operations for the three and six month periods ended June 30, 1996.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       Long-Term Receivables and Advances

                                                  (in thousands)
                                             June 30,         December 31,
                                              1996               1995
                                            ----------------- -----------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly and
       3-1/2% deferred until  maturity)
       due 12/31/97 (a)                        $ 5,000             $ 5,000
    Deferred interest receivable                 2,306               2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple interest
       due 12/31/04, net of $5,500,000
       reserve (a)                               1,000               1,000
    Loans to owner (b)                           3,731               4,472
Sharm el Sheikh (c)                                130                 370
Other                                              567                 408
                                             ----------             -------
        Total long-term receivables            $12,734             $13,556
        Less:  current portion                      82                  12
                                             ----------             -------
        Net long-term receivables              $12,652             $13,544
                                               =======             =======


(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $22,431,000 at June 30, 1996. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992.


(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon is secured by second and third mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage interest, and a payment to the hotel's owner equal to 3/4 of 1% of revenues of the hotel.

                                                                       FORM 10-Q



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(c) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest are payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. During 1995 and 1996 the company received payments of $670,000, reducing the principal balance to $130,000 at June 30, 1996.

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $550,000 during the six month period ending June 30, 1996. During the same period, cash payments received were $1,291,000.



3.       Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1996. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. The Company anticipates that this line will be renewed. The balance outstanding under this line at June 30, 1996 was $1,391,042.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. The balance outstanding under this line at June 30, 1996 was $1,500,000.


A foreign subsidiary has an operating line of credit of $500,000, which is guaranteed by the Company. The interest rate is at the prime rate plus one percentage point. This line of credit is subject to periodic review by the bank. This line was fully utilized at June 30, 1996.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       Long-Term Debt

                                                       (in thousands)
                                            -----------------------------------
                                               June 30,       December 31,
                                                 1996             1995
                                            -----------------------------------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                       $17,535          $17,936
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                         4,840            4,990
  Note from Seller (c)                             1,000            1,000
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                               2,000            2,000
Other                                                214              188
                                                 ---------       --------
                                                  25,589           26,114
Less current portion of long-term debt            17,946            1,137
                                                --------         --------
Total long-term debt                             $ 7,643          $24,977
                                                ========         ========


(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $18,400,000 at June 30,1996. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan requires monthly principal payments of $66,777, and the remaining balance is due at maturity in April 1997. Interest on the loan is two percentage points over the LIBOR rate. The interest rate at June 30, 1996 was 7-7/16%.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the Lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a net book value of $8,900,000 at June 30, 1996. In addition, an amount of $1,000,000 is secured by a Company guaranty. The loan requires minimum principal payments of $300,000 in 1996, $425,000 in 1997 and $550,000 in each of the years 1998 and 1999. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance is due on March 1, 2000. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at June 30, 1996 was 7-3/4%.

                                                                       FORM 10-Q



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. No principal payments are due during the term of the loan. The Company has the right to offset certain receivables from the Seller from this loan (see Note 1 -- Operations).

(d) This loan was for a three year period ending April 30, 1997, but has been extended for a further period of two years by the Lender. No principal payments are required during the term. The interest rate was 9.75% at June 30, 1996, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.


5.       Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                       (in thousands)
                                      Three Months Ended         Six Months Ended
                                               June 30               June 30
                                               --------             --------
                                       1996          1995         1996          1995
                                      ----          ----         -----          ----
Direct departmental costs
     Rooms                           $2,285        $2,042         $ 4,399       $ 3,976
     Food and beverage                3,180         2,712           6,024         5,244
     Other                              798           633           1,460         1,220
                                     --------      --------        -------       -------
                                      6,263         5,387          11,883        10,440

     Heat, light and power              567           436           1,123           820
                                     --------     --------        --------     ----------
                                     $6,830        $5,823         $13,006       $11,260
                                    =======       =======        =========     ==========


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

                                                                       FORM 10-Q



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                  (in thousands)
                                             Six Months Ended June 30
                                              1996              1995
                                             ------            ------
Deferred United States income tax benefit     $  (4)           $  (568)
Current United States income tax (benefit)      705               (150)
Current foreign income tax                       87              1,207
Current state income tax                        100                106
                                          ---------         ----------
                                              $ 888            $   595
                                          =========         =========

                                                                       FORM 10-Q


                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FIRST SIX MONTHS 1996 COMPARED TO 1995


REVENUES

Total revenues for the six month period ended June 30, 1996 were $30,936,000 compared to $27,947,000 in 1995, an increase of approximately $2,989,000.

The Company's Boston (Cambridge) hotel had increased revenues in the six month period ended June 30, 1996 of approximately $879,000, primarily because of an 11% increase in average room rates. The Company's New Orleans hotel had a slight increase in revenues of $204,000 in the first six months of 1996 compared to 1995. The Company's Sonesta Beach Resort Anguilla, which opened January 18th 1996, had revenues of $1,312,000 during the six month period ending June 30, 1996. The remaining revenue increase of $594,000 was primarily from increases in management and service fee income, in particular from the Company's managed hotels in New Orleans, Sharm El Sheikh, Egypt, and Bermuda.


OPERATING INCOME

Operating income for the six month period ended June 30, 1996 was $1,019,000 compared to operating income of $1,452,000 in 1995, a decrease of approximately $433,000.

The Company's Anguilla Resort had an operating loss of $1,242,000 from the opening on January 18, 1996 until June 30, 1996. The Boston (Cambridge) hotel had an increase in operating income of $637,000, primarily because of increased revenues of $879,000. The Boston (Cambridge) hotel's operating income also benefitted from a refund for prior years real estate taxes, after expenses, of approximately $180,000. The New Orleans hotel's operating income increased by $76,000 during the six month period ending June 30, 1996. Operating loss from management activities and other sources decreased by $96,000, because of increased revenues of $594,000, which exceeded the increase in expenses of $498,000 related to these activities.

OTHER INCOME (DEDUCTIONS)

Interest expense during the first six months of 1996 increased by $163,000, primarily due to interest on the additional indebtedness related to the Sonesta Beach Resort Anguilla, which the Company purchased in November 1995.

Interest income during the first six months of 1996 increased by $18,000 compared to 1995. Interest income on the Company's Key Biscayne receivables increased by $275,000 in 1996. The 1995 period included interest received on a federal income tax refund, and higher interest income on the Company's cash balances, reducing the increase to $18,000.

Equity in net income of hotels includes income of $617,000 in the second quarter of 1996 related to its investment in a hotel project in New York City (see Note 1 -- Operations).

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The Company's equity in net loss of the Sonesta Beach Hotel & Casino Curacao increased by $123,000 in the 1996 six month period compared to 1995.

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of the Amsterdam Sonesta Hotel in 1991.

The gain from casualty insurance in 1995 was a result of a flood claim in May 1995 at the Company's Royal Sonesta Hotel New Orleans.


SECOND QUARTER 1996 COMPARED TO 1995


REVENUES

Total revenues for the second quarter 1996 were $16,754,000 compared to $14,444,000 in 1995, an increase of approximately $2,310,000.

The Company's Boston (Cambridge) hotel had increased revenues in the 1996 quarter of approximately $465,000, primarily because of a 10% increase in average room rates. The Company's New Orleans hotel experienced an increase in revenues of approximately $761,000 in the second quarter of 1996 compared to the same period in 1995, which was primarily due to an 8% increase in occupancy levels and a 6% increase in average room rates. The Company's Sonesta Beach Resort Anguilla, which opened on January 18th 1996, had revenues in the second quarter of $727,000. The remaining revenue increase of $357,000 was primarily from increases in management and service fee income.

OPERATING INCOME

Operating income for the three month period ended June 30, 1996 was $1,562,000, compared to operating income of $1,475,000 in the same period in 1995, an increase of approximately $87,000.

The Boston (Cambridge) hotel had an increase in operating income of $401,000 compared to 1995. This was due to increased revenues of $465,000, reduced real estate taxes due to a refund for prior year taxes of $180,000, partially offset by increased expenses, primarily cost and operating, of $244,000. The New Orleans hotel increased operating income during the second quarter by $251,000, due to increased revenues of $761,000 and increased operating expenses of $510,000. The Company's Sonesta Beach Resort Anguilla had an operating loss of $700,000 during the second quarter of 1996. The operating loss from management and other sources decreased by $135,000, primarily because of increased income $357,000, partially offset by increased expenses of $222,000.

OTHER INCOME (DEDUCTIONS)


Interest expense increased by $112,000 during the second quarter of 1996 compared to 1995, primarily due to interest on the additional indebtedness related to the Sonesta Beach Resort Anguilla, which the Company purchased in November 1995.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Interest income increased by $97,000 during the three-month period ended June 30, 1996, compared to the same period the year before, primarily due to increased interest income on the Company's Key Biscayne receivables in 1996.

Equity in net income of hotels increased by $538,000 in the second quarter of 1996 compared to 1995, because of income of $617,000 from the Company's New York hotel project (see Note 1, Operations), and an increase in the Company's share of the losses of Sonesta Beach Hotel & Casino, Curacao of $79,000.

The gain from casualty insurance of $365,000 in the 1995 second quarter was a result of a flood claim at the Company's Royal Sonesta Hotel New Orleans.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company has a negative working capital balance of approximately $22,641,000. Current liabilities include the mortgage note of $17,535,000 on the Company's Boston (Cambridge) hotel, which matures in April 1997. The Company expects to find replacement financing for this loan. Current liabilities also include the accrual of 1996 percentage rent due under the lease for the Royal Sonesta Hotel in New Orleans of $2,783,000. This rent is payable in March 1997, and will be paid from available cash and/or borrowings under the Company's lines of credit.

In July 1996, the Company received $5,792,000 as a result of the sale of its interest in a hotel project in New York City (see also Note 1 -- Operations).

The Company believes that is present cash balances, the above-mentioned sales proceeds, and the expected cash flow generated during the remainder of the calendar year 1996, will be adequate to meet all of its obligations.


FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes in 1996 is higher than the statutory rate due to losses from the Company's foreign subsidiary which operates the Sonesta Beach Resort Anguilla, B.W.I., which are not deductible for U. S. income taxes.


                           PART II - Other Information


Item Numbers 1, 2, 3, 4, 5 and 6


Not applicable during the quarter ended June 30, 1996.

                                                                       FORM 10-Q





                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


              SONESTA INTERNATIONAL HOTELS CORPORATION


            By:   /S/
                  --------------------------------------
                  Boy van Riel
                  Vice President and Treasurer

                  (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                  DATE:    August 9, 1996