Form 10-Q
period 1996-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1996-11-14
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from __________________ to _____________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                  13-5648107
      ---------------------------------                 -------------------
         (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


                     200 Clarendon Street, Boston, MA 02116
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-421-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes [X]       No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      Yes [ ]       No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSURERS:

                  Number of Shares of Common Stock Outstanding
                   as of November 11, 1996 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q


                     Part I - Item 1. Financial Information


                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1996 (Unaudited) and December 31, 1995

                                                        (in thousands)
                                                 ----------------------------
                                                  September 30    December 31
                                                      1996             1995
                                                 ---------------  -----------

ASSETS
Current assets:
  Cash and cash equivalents                          $ 2,554       $ 3,370
  Accounts and notes receivables:
       Trade, less allowance of $99,000
          ($98,000 at December 31, 1995)
          for doubtful accounts                        6,092         5,098
        Interest receivable                              140           145
        Other                                            956           828
                                                     -------       -------
             Total accounts and notes receivable       7,188         6,071
  Current portion of deferred taxes                      252           400
  Inventories                                            716           656
  Prepaid expenses                                     1,321           496
                                                     -------       -------
                  Total current assets                12,031        10,993

Long-term receivables and advances                    12,441        13,544

Investments in hotels                                    563         6,341

Property and equipment, at cost:
   Land                                                2,280         2,202
   Buildings                                          39,765        39,611
   Furniture and equipment                            17,440        15,096
   Leasehold improvements                                933           700
   Construction in progress                              708          --
                                                     -------       -------
                                                      61,126        57,609
   Less accumulated depreciation and
       amortization                                   22,287        19,247
                                                     -------       -------
              Net property and equipment              38,839        38,362
                                                     -------       -------
                                                     $63,874       $69,240
                                                     =======       =======

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1996 (Unaudited) and December 31, 1995

                                                        (in thousands)
                                                -------------------------------
                                                September  30       December 31
                                                      1996              1995
                                                --------------      -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                     --         $    562
     Current portion of long-term debt and
          capitalized lease obligations                 647          1,211
     Accounts payable                                 3,702          5,380
     Federal, foreign and state income taxes            485            411
     Accrued liabilities:
         Salaries and wages                           1,606          1,782
         Rentals                                      3,352          5,270
         Interest                                       161            173
         Employee benefits                              352            982
         Other                                        1,668          1,056
                                                   --------       --------

                  Total accrued liabilities           7,139          9,263
                                                   --------       --------

                  Total current liabilities          11,973         16,827

Long-term debt                                       24,619         24,977

Capital lease obligations                                65            105

Deferred federal and state income taxes               2,255          2,381

Other non-current liabilities                         1,295          1,030

Redeemable preferred stock, $25 par value, at
    redemption value                                    294            294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value      3,488          3,488
    Retained earnings                                28,004         28,235
    Treasury shares-- 982,273 (979,851 at
     December 31, 1995), at cost                     (8,119)        (8,097)
                                                   --------       --------
              Total common stockholders' equity      23,373         23,626
                                                   --------       --------
                                                   $ 63,874       $ 69,240
                                                   ========       ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                       Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                         -------------       --------------
                                       1996        1995      1996         1995
                                       ----        ----      ----         ----
Revenues:
     Rooms                          $  8,702    $  7,822   $ 26,756    $ 24,369
     Food and beverage                 3,445       2,974     10,667       9,649
     Management, license and
          service fees                 1,434       1,483      4,571       4,048
     Other                             1,265       1,138      3,788       3,298
                                    --------    --------   --------    --------

                                      14,846      13,417     45,782      41,364
                                    --------    --------   --------    --------
Costs and expenses:
     Costs and operating expenses      6,592       5,708     19,598      16,968
     Advertising and promotion         1,422       1,156      4,178       3,472
     Administrative and general        2,886       2,452      8,395       6,991
     Human resources                     404         288      1,109         874
     Maintenance                       1,139       1,042      3,500       3,083
     Rentals                             771         753      3,971       4,237
     Property taxes                      275         320        627         930
     Depreciation and amortization     1,063         847      3,091       2,506
                                    --------    --------   --------    --------
                                      14,552      12,566     44,469      39,061
                                    --------    --------   --------    --------

Operating income                         294         851      1,313       2,303

Other income (deductions):
     Interest expense                   (518)       (438)    (1,586)     (1,343)
     Interest income                     316         192        900         758
     Foreign exchange gain (loss)          2          (1)      --            12
     Equity in net loss of hotels       (338)       (302)       (89)       (547)
     Gain (loss) on sales of assets     --            (2)       209         548
     Gain from casualty insurance       --           155       --           520
                                    --------    --------   --------    --------
                                        (538)       (396)      (566)        (52)
                                    --------    --------   --------    --------

Income (loss) before income taxes       (244)        455        747       2,251
Federal, foreign and state income
     tax provision (benefit)            (230)        135        658         730
                                    --------    --------   --------    --------
Net income (loss)                        (14)        320         89       1,521

Retained earnings at beginning
     of period                        28,022      26,979     28,235      26,095

Cash dividends on preferred stock         (4)         (4)       (10)        (10)
Cash dividends on common stock          --          --         (310)       (311)
                                    --------    --------   --------    --------
Retained earnings at end of period  $ 28,004    $ 27,295   $ 28,004    $ 27,295
                                    ========    ========   ========    ========
Earnings per share of common stock  $   (.01)   $    .15   $    .04    $    .73
                                    ========    ========   ========    ========
Weighted average number of shares
     outstanding                       2,070       2,075      2,070       2,075

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                         (in thousands)
                                                    -------------------------
                                                    Nine Months Ended Sept 30
                                                        1996            1995
                                                      --------         -------
Cash provided (used) by
  operating activities
     Net income                                      $    89            $ 1,521
Items not (providing) requiring cash
          Foreign exchange gain                         --                  (12)
          Pension expense                                561                429
          Depreciation and amortization                3,091              2,506
          Deferred federal income taxes                   22               (282)
          Deferred interest income                      (412)              --
          Net gain on sales of assets                   (209)              (548)
          Gain from casualty insurance                  --                 (520)
          Provision for doubtful accounts                 28                 20
          Equity in net loss of hotels                    89                547
     Changes in assets and liabilities
          Accounts and notes receivable                 (994)               843
          Refundable income taxes                       --                  959
          Inventories                                    (60)                21
          Prepaid expenses                              (825)              (167)
          Accounts payable                            (1,678)            (1,661)
          Federal, foreign and state
            income taxes                                  74               (111)
          Accrued liabilities                         (2,245)               852
                                                     -------            -------
             Cash provided (used)
               by operating activities                (2,469)             4,397

Cash provided (used) by investing
  activities
     Proceeds from sales of assets                        57                 27
     Proceeds from casualty insurance                   --                  450
     Expenditures for property and
       equipment                                      (3,580)            (2,464)
     Investments in hotels                              (103)              (855)
     Proceeds from sale of investment
       in hotel                                        5,792               --
     New loans and advances                             (137)              (125)
     Payments received on long-term
       receivables and advances                        1,551                956
                                                     -------            -------
          Cash provided (used) by
            investing activities                       3,580             (2,011)

Cash used by financing activities
     Changes in notes payable                           (562)              (500)
     Payments on long-term debt                         (962)              (601)
     Payments on capitalized lease obligations           (61)               (74)
     Purchase of common stock                            (22)               (33)
     Cash dividends paid                                (320)              (321)
                                                     -------            -------
          Cash used by financing activities           (1,927)            (1,529)
     Gain (loss) from effect of exchange
       rate changes on cash                             --                    8
                                                     -------            -------
Net increase (decrease) in cash                         (816)               865
                                                     -------            -------

Cash and cash equivalents at beginning of period       3,370              3,669
                                                     -------            -------
Cash and cash equivalents at end of period           $ 2,554            $ 4,534
                                                     =======            =======

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1996 nine-month period and the 1995 nine-month period was approximately $1,598,000 and $1,353,000, respectively. Cash paid for income taxes in the 1996 and 1995 nine-month periods was approximately $562,000 and $164,000.

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine-month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995, and should be read in conjunction with the 1995 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

In December 1994 Company subsidiaries entered into a partnership through which it acquired a 50% interest in a building in New York City, with the intent to develop a hotel. In October 1995, the Company notified its partner of its intention not to proceed with the development. The partnership sold its interest in the building in July 1996, and the Company received a payment of $5,792,000, which consisted of its cash investment in the partnership of $5,175,000, and distribution of income of $617,000. This income is included in Equity in Net Loss of Hotels in the consolidated statements of operations at September 30, 1996.

On November 28, 1995, a wholly-owned subsidiary of the Company purchased the Casablanca Resort in Anguilla, British West Indies. The Seller restored all damage done to the 100-room hotel property by Hurricane Luis in September 1995, and the hotel reopened as Sonesta Beach Resort Anguilla in January 1996. The Company has filed a claim for business interruption insurance proceeds as a result of the hurricane as of March 1, 1996. No income regarding that claim is included in the results of operations at September 30, 1996. Also, as part of the transaction, the Company is entitled to a credit on the purchase price for certain expenses related to the hotel property and operations. Included in Accounts Receivable-Other is an amount of $400,000 at September 30, 1996, for this credit. During the first quarter of 1996, the Company received an assignment of certain expected insurance proceeds from the Seller to satisfy this receivable. In the event such insurance proceeds prove insufficient to satisfy this receivable, the Company has the right to deduct any remaining amounts from a loan from the Seller which is due in November 1998 (see Note 4, Long-Term Debt). The construction in progress of $708,000 consists of the construction of new facilities and improvements to the Sonesta Beach Resort Anguilla.

In the first quarter of 1996, the Company adopted Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no effect on the Company's consolidated balance sheet at September 30,1996, and the result of operations for the three and nine month periods ended September 30, 1996.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       Long-Term Receivables and Advances
                                                   (in thousands)
                                              ---------------------------
                                              September 30,   December 31,
                                                  1996            1995
                                              -------------   -----------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly and
       3-1/2% deferred until maturity)
       due 12/31/97 (a)                           $ 5,000       $ 5,000
    Deferred interest receivable                    2,306         2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple interest
       due 12/31/04, net of $5,500,000
       reserve (a)                                  1,000         1,000
    Loans to owner (b)                              3,869         4,472
Sharm el Sheikh (c)                                    10           370
Other                                                 280           408
                                                  -------       -------
        Total long-term receivables               $12,465       $13,556
        Less:  current portion                         24            12
                                                  -------       -------
        Net long-term receivables                 $12,441       $13,544
                                                  =======       =======

(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $22,431,000 at September 30, 1996. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992.

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

(c) A subsidiary of the Company has loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May 1994. This receivable earns interest at an annual rate of ten percent. Principal and interest are payable in 18 monthly installments out of hotel cash flow following the opening of the hotel. During 1995 and 1996 the company received payments of $790,000, reducing the principal balance to $10,000 at September 30, 1996.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $825,000 during the nine month period ending September 30, 1996. During the same period, cash payments received were $1,428,000.

3.       Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1997. This line of credit bears interest at the prime rate. The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1996.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at September 30, 1996.

A foreign subsidiary has an operating line of credit of $500,000, which is guaranteed by the Company. The interest rate is at the prime rate plus one percentage point. This line of credit is subject to periodic review by the bank. No amount was outstanding under this line at September 30, 1996.

4.       Long-Term Debt

                                                      (in thousands)
                                             -------------------------------
                                             September 30,      December 31,
                                                 1996               1995
                                             -------------      ------------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                      $17,335           $17,936
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                        4,690             4,990
  Note from Seller (c)                            1,000             1,000
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                              2,000             2,000
Other                                               188               188
                                                -------           -------
                                                 25,213            26,114
Less: current portion                               594             1,137
                                                -------           -------
Total long-term debt                            $24,619           $24,977
                                                =======           =======

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(a) The loan is secured by a first mortgage and first lien security interest on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $18,400,000 at September 30,1996. In addition, the stock of Sonesta of Massachusetts, Inc. and the shares of Charterhouse of Cambridge Trust have been pledged as security for the mortgage loan along with an unconditional assignment of the lease. The loan requires monthly principal payments of $66,777, and the remaining balance is due at maturity in April 1997. Interest on the loan is two percentage points over the LIBOR rate. The interest rate at September 30, 1996 was 7-7/16%. In September 1996 the Company received a commitment for a 7-year, fixed rate mortgage loan in the amount of $22,880,000. The Company expects to close on this loan in November 1996, and repay the existing note.


(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the Lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a net book value of $9,500,000 at September 30, 1996. In addition, an amount of $1,000,000 is secured by a Company guaranty. The loan requires minimum principal payments of $300,000 in 1996, $425,000 in 1997 and $550,000 in each of the years 1998 and 1999. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance is due on March 1, 2000. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at September 30, 1996 was 7-11/16%.


(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. No principal payments are due during the term of the loan. The Company has the right to offset certain receivables from the Seller from this loan (see Note 1 -- Operations).


(d) This loan matures on June 30, 1998. No principal payments are required during the term. The interest rate was 9.75% at September 30, 1996, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                (in thousands)
                                   -------------------------------------------
                                   Three Months Ended        Nine Months Ended
                                     September  30             September  30
                                   ------------------        -----------------
                                      1996      1995            1996      1995
                                   -------   -------         -------   -------

Direct departmental costs
     Rooms                         $ 2,354   $ 2,060         $ 6,753   $ 6,036
     Food and beverage               2,938     2,494           8,962     7,738
     Other                             705       681           2,165     1,901
                                   -------   -------         -------   -------
                                     5,997     5,235          17,880    15,675

     Heat, light and power             595       473           1,718     1,293
                                   -------   -------         -------   -------
                                   $ 6,592   $ 5,708         $19,598   $16,968
                                   =======   =======         =======   =======

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6.       Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                        (in thousands)
                                                ------------------------------
                                                Nine Months Ended September 30
                                                      1996          1995
                                                    -------        -------


Deferred United States income tax (benefit)         $    22        $  (282)
Current United States income tax (benefit)              330           (354)
Current foreign income tax                              119          1,217
Current state income tax                                187            149
                                                    -------        -------
                                                    $   658        $   730
                                                    =======        =======

                                                                       FORM 10-Q


                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 1996 COMPARED TO 1995

REVENUES

Total revenues for the nine month period ended September 30, 1996 were $45,782,000 compared to $41,364,000 in 1995, an increase of approximately $4,418,000.

The Company's Boston (Cambridge) hotel had increased revenues in the nine month period ended September 30, 1996 of approximately $1,454,000, primarily because of an 8% increase in average room rates and increased food and beverage revenues. The Company's New Orleans hotel had an increase in revenues of $818,000 in the first nine months of 1996 compared to 1995 primarily due to a slight increase in average room rate and occupancy. The Company's Sonesta Beach Resort Anguilla, which opened January 18, 1996, had revenues of $1,603,000 during the nine month period ending September 30, 1996. The remaining revenue increase of $543,000 was primarily from increases in management and service fee income, in particular from the Company's managed hotels in New Orleans, Sharm El Sheikh, Egypt, and Bermuda.

OPERATING INCOME

Operating income for the nine month period ended September 30, 1996 was $1,313,000 compared to operating income of $2,303,000 in 1995, a decrease of approximately $990,000.

The Company's Anguilla Resort had an operating loss of $2,207,000 from the opening on January 18, 1996 until September 30, 1996, caused primarily by disappointing revenues as a result of the negative effects that Hurricane Luis had on the hotel business in Anguilla. The Company has filed a business interruption claim, but has not recorded any income at September 30, 1996. The Boston (Cambridge) hotel had an increase in operating income of $946,000, primarily because of increased revenues of $1,454,000. The Boston (Cambridge) hotel's operating income also benefitted from a refund for prior years real estate taxes, after expenses, of approximately $180,000. The New Orleans hotel's operating income increased by $243,000 during the nine month period ending September 30, 1996. Operating loss from management activities and other sources decreased by $28,000, because of increased revenues of $543,000, which exceeded the increase in expenses of $515,000 related to these activities.

OTHER INCOME (DEDUCTIONS)

Interest expense during the first nine months of 1996 increased by $243,000, primarily due to interest on the additional indebtedness related to the Sonesta Beach Resort Anguilla, which the Company purchased in November 1995.

Interest income during the first nine months of 1996 increased by $142,000 compared to 1995. Interest income on the Company's Key Biscayne receivables increased by $412,000 in 1996. The 1995 period included interest received on a federal income tax refund, and higher interest income on the Company's cash balances, reducing the increase to $142,000.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Equity in net loss of hotels includes income of $617,000 in the second quarter of 1996 related to its investment in a hotel project in New York City (see Note 1 -- Operations). Also included is a loss of $706,000 representing the Company's share of the losses from Sonesta Beach Hotel & Casino Curacao, in which the Company has a 22% equity interest. This share of the 1996 losses reduced the Company's $2,000,000 investment it made in 1994 to zero at September 30, 1996.

The 1995 period includes a pre-tax gain of approximately $535,000 related to the sale of the Amsterdam Sonesta Hotel in 1991.

The gain from casualty insurance in 1995 was a result of a flood claim in May 1995 at the Company's Royal Sonesta Hotel New Orleans.


THIRD QUARTER 1996 COMPARED TO 1995


REVENUES

Total revenues for the third quarter 1996 were $14,846,000 compared to $13,417,000 in 1995, an increase of approximately $1,429,000.

The Company's Boston (Cambridge) hotel had increased revenues in the 1996 quarter of approximately $575,000, primarily because of a 6% increase in average room rates. The Company's New Orleans hotel experienced an increase in revenues of approximately $614,000 in the third quarter of 1996 compared to the same period in 1995, which was primarily due to a 4% increase in occupancy levels and a 3% increase in average room rates. The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had revenues in the third quarter of $291,000. The remaining revenue decrease of $51,000 was primarily from decreases in management and service fee income.

OPERATING INCOME

Operating income for the three month period ended September 30, 1996 was $294,000, compared to operating income of $851,000 in the same period in 1995, a decrease of approximately $557,000.

The Company's Sonesta Beach Resort Anguilla had an operating loss of $965,000 during the third quarter of 1996, primarily because of disappointing revenues during the quarter as a result of the slow summer season, and the lingering effect that Hurricane Luis has on the business levels in the island of Anguilla. The Boston (Cambridge) hotel had an increase in operating income of $309,000 compared to 1995. This was due to increased revenues of $575,000, partially offset by increased expenses, primarily cost and operating, of $266,000. The New Orleans hotel increased operating income during the third quarter by $167,000, due to increased revenues of $614,000 and increased operating expenses of $447,000. The operating loss from management and other sources increased by $68,000, because of decreased income of $51,000 and increased expenses of $17,000.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $80,000 during the third quarter of 1996 compared to 1995, primarily due to interest on the additional indebtedness related to the Sonesta Beach Resort Anguilla, which the Company purchased in November 1995.

Interest income increased by $124,000 during the three-month period ended September 30, 1996, compared to the same period the year before, primarily due to increased interest income on the Company's Key Biscayne receivables in 1996.

The gain from casualty insurance of $155,000 in the 1995 third quarter was a result of a flood claim at the Company's Royal Sonesta Hotel New Orleans.


LIQUIDITY AND CAPITAL RESOURCES

As mentioned in Note 4, Long-Term Debt, the Company has a commitment for a new mortgage loan in the amount of $22,880,000, on which it expects to close in November 1996.

Sonesta Hotels of Anguilla Limited, the owner of Sonesta Beach Resort Anguilla, has received a commitment from the Lender to increase the mortage loan by up to $1,700,000. The proceeds will be used to finance certain improvements to the Resort. The terms are substantially based on the terms of the existing loan, as described above in Note 4 (b) Long-Term Debt.

The Company believes that its present cash balances, and the expected cash flow generated during the remainder of the calendar year 1996, will be adequate to meet all of its obligations.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes is higher than the statutory rate due to certain losses in 1996 from the Company's Sonesta Beach Resort Anguilla, B.W.I., which are not deductible for U. S. income taxes.


                           PART II - Other Information


Item Numbers 1, 2, 3, 4, 5 and 6


Not applicable during the quarter ended September 30, 1996.

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


                  SONESTA INTERNATIONAL HOTELS CORPORATION


                  By:  _____________________________________
                       Boy van Riel
                       Vice President and Treasurer

                  (Authorized to sign on behalf of the Registrant as
                   Principal Financial Officer)

                  DATE:       November 14, 1996