Form 10-K
period 1996-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-03-28
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from -------------- to------------------


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


     Registrant's telephone number, including area code: (617)421-5400

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Class A Common Stock                                         NONE
$.80 par value

     Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 19, 1997 was $6,805,751.00.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 19, 1997 was: 2,068,215.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 1997 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 11-17 of this Form 10-K.


================================================================================

                                     PART I

Item 1.   Business

          (a) General Development of Business: The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; and New Orleans, Louisiana; and Cairo, Hurghada, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company has paid $2 million for a 22% ownership interest in the hotel and casino it operates in Curacao, Netherlands Antilles under a management contract. The Company has entered into management agreements to operate new hotels being created in Luxor, Egypt and Manama, Bahrain, both of which are scheduled to open later this year. The Company also licenses the use of the Sonesta name to three operating hotels. In November 1995, the Company acquired the 100-room resort in Anguilla, B.W.I., known as Casablanca Resort, which at that time was closed due to damage from Hurricane Luis, in September. (For details of this transaction, reference is made to Note 2-Operations, on page 11 of the 1996 Annual Report to
               Shareholders.) In December 1994 the Company entered into two partnerships: one involving an 82-room hotel in Soho, New York; the other to create a 320-room resort in Costa Rica. In July, 1996, the Company liquidated its investment in the Soho project, and recently the Company notified its partner in the Costa Rica project that it was terminating its participation in that project.

          (b)  Not applicable.

          (c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity.

               The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1996, the Company made capital expenditures for its hotels totalling approximately $10,900,000.00.

Item 1.   Business

               The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels, except Ambassador Club in Hurghada, Egypt, which is identified by the words: "Managed by Sonesta Hotels".

               The Company has approximately 1,523 employees. Approximately 263 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

               While the business of the Company's individual hotels is seasonal, the diverse locations of the three owned or leased properties tend to mitigate the impact of this factor. Traditionally, the second and fourth quarters have produced greater revenues and operating income than the first and third quarters, although these seasonal fluctuations do not materially affect the Company's business activities.

               The Company's hotels: Royal Sonesta Hotel, Boston (Cambridge), a 400-room hotel; Royal Sonesta Hotel, New Orleans, a 500-room hotel; and Sonesta Beach Resort Anguilla, B.W.I., a 90-room beach resort hotel, reported a combined average daily room rate and average occupancy rate of $136.24 and 75.7%, respectively, for the year ended December 31, 1996. (Sonesta Beach Resort Anguilla reopened January 18, 1996 after having been closed from Hurricane Luis on September 5, 1995.)

               The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

               For  revenues  by class of  service  for the  three  years  ended
               December 31, 1996, reference is made to the Consolidated Statements of Operations and Retained Earnings which appears on page 6 of the 1996 Annual Report to Shareholders.

          (d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 11 and 12 of the 1996 Annual Report to Shareholders.

Item 2.   Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 6 of the Notes to the Consolidated Financial Statements of the Registrant which appears on page 14 of the Company's 1996 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Anguilla property.

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

In December, 1994, the Company entered into two partnerships: one of the partnerships was formed to acquire and develop as a hotel, including retail space, a building in the SoHo district of New York; the other partnership was formed to acquire a beachfront hotel site in Guanacaste, Costa Rica on which the partnership intended to develop a 320-room resort and casino. The Company liquidated its investment in the SoHo project in July 1996. The Company has notified its development partner that it does not intend to proceed with the Costa Rica project, in which a Company subsidiary is a 50% partner.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

Item 3.   Legal Proceedings.

Neither the Company nor its subsidiaries is engaged in any material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1996.

                                     PART II



Item 5.   Market  for  the  Registrant's  Common  Equity and Related Stockholder
Matters

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 2 of the 1996 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1995 and a dividend of $ .15 per share was declared on the Company's common stock in December 1995, but was paid in January 1996. A dividend of $ .15 per share was paid on the Company's common stock in July 1996 and a dividend of $.15 per share was declared on the Company's common stock in December 1996, but was paid in January 1997. Other information required by this item is incorporated by reference to the Consolidated Statements of Operations and Retained Earnings which appears on page 6 of the 1996 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock nor may common stock be purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

Item 6.   Selected Financial Data

Selected Financial Data, on page 2 of the 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 3 and 4 of the 1996 Annual Report to Shareholders.

Item 8.   Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 14, 1997, are incorporated herein by reference to the 1996 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 17 of the 1996 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.


                                    PART III


Item  10. Directors and Executive Officers of the Registrant

A.     Directors of the Company and Compliance with Section 16 (a)

       The  information  required  by  this  item  is  incorporated   herein  by
       reference to the proxy statement for the 1997 Annual Meeting of Stockholders.

B.     The Executive Officers of the Company are as follows

                                                                                     Employment History
Name                            Present Position                          Age        1992 to Present
----                            ----------------                          ---        ---------------------
Roger P. Sonnabend              Chairman of the Board and                 71         Chairman and Chief Executive Officer.
                                Chief Executive Officer

Stephanie Sonnabend             President                                 44         Vice President-Marketing until November, 1993,
                                                                                     then Executive Vice President until January 1,
                                                                                     1996.

Paul Sonnabend                  Chairman of the Executive Committee       69         President until December 31, 1995.
                                and Chief Financial Officer

Stephen Sonnabend               Senior Vice President                     65         Senior Vice President.

Boy van Riel                    Vice President and Treasurer              38         Controller until March, 1993, then Vice
                                                                                     President & Treasurer

Peter J. Sonnabend              Vice Chairman, Vice President and         43         Vice President and Secretary, until May 1995.
                                Secretary

Christopher Baum                Vice President - Sales & Marketing        43         Corporate Director of Marketing, Resorts,
                                                                                     Hilton Hotels, 1991-1992; Vice President -
                                                                                     Sales & Marketing Communications, 1992 to
                                                                                     present.

Michael Levie                   Vice President - Egypt                    36         Vice President & General Manager, Royal Sonesta
                                                                                     Hotel, Boston (Cambridge), until January 1996.

Felix Madera                    Vice President - International            48         Vice President & General Manager, Sonesta Beach
                                                                                     Resort, Key Biscayne, Florida.

Mary Jane Rosa                  Vice President - Design                   48         Director of Design until January, 1993, then
                                                                                     Vice President - Design.

Jacqueline Sonnabend            Executive Vice President                  42         Vice President - Human Resources.

Hans Wandfluh                   Vice President                            62         President & General Manager, Royal Sonesta
                                                                                     Hotel, New Orleans, Louisiana.

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

Item 11.  Executive Compensation
                                       and

Item 12.  Security Ownership of Certain Beneficial Owners and Management
                                       and

Item 13.  Certain Relationships and Related Transactions.

The information required by these items is incorporated by reference to the proxy statement for the 1997 Annual Meeting of Stockholders.

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

      3. Financial Statements of significant subsidiary, RIF Resort Hotel, N.V. shall be provided by amendment to this Form 10-K by June 30, 1997, as allowed under Regulation S-X, Rule 3-09.

      4. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)       Reports on Form 8-K filed during the last quarter of 1996:     None

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules
                        ---------------------------------

Item 14 (a)  (1) and (2)                             References (Page)

                                                           1996 Annual Report to
                                               Form 10-K   Shareholders*
                                               ---------   ---------------------
Consolidated Balance Sheets
     at December 31, 1996 and 1995...............                       7-8

For the years ended December 31,
1996, 1995 and 1994:

     Consolidated Statements of
     Operations and Retained Earnings............                         6

     Consolidated Statements of Cash
     Flows.......................................                         9

     Notes to Consolidated Financial
     Statements..................................                     10-17

Consolidated Financial Statement
Schedule for the year ended
December 31, 1996:

II.  Consolidated Valuation and
     Qualifying Accounts.........................   10

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

--------------------------------------------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1996


                                                               AMOUNTS             AMOUNTS
                                           BALANCE,            CHARGED           (WRITTEN OFF)         BALANCE,
                                           BEGINNING          (CREDITED)            NET OF              END OF
                                            OF YEAR           TO INCOME           RECOVERIES            YEAR
                                           ----------         ----------          ----------          ----------
 Year Ended December 31, 1994

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances           $5,500,000         $     --            $     --            $5,500,000
                                           ==========         ==========          ==========          ==========

     Allowance for doubtful accounts       $   99,996         $  (22,000)         $    6,253          $   84,249
                                           ==========         ==========          ==========          ==========

Year Ended December 31, 1995

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances           $5,500,000         $     --            $     --            $5,500,000
                                           ==========         ==========          ==========          ==========

     Allowance for doubtful accounts       $   84,249         $   26,400          $  (12,748)         $   97,901
                                           ==========         ==========          ==========          ==========

Year Ended December 31, 1996

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances           $5,500,000         $     --            $     --            $5,500,000
                                           ==========         ==========          ==========          ==========

     Allowance for doubtful accounts       $   97,901         $   37,650          $  (27,577)         $  107,974
                                           ==========         ==========          ==========          ==========

                    Sonesta International Hotels Corporation

                                Index to Exhibits


NUMBER     DESCRIPTION
------     -----------
3.1        Certificate of Incorporation as amended to date.  (8)

3.2        Company By-laws, including all amendments through March
           29, 1997.(12)

9.1 (a) Sonnabend Voting Trust Agreement dated August 1, 1984, providing for the combination of the voting power of stock held by members of the Sonnabend Family.(6)

9.1 (b) First Amendment dated December 1984 to Sonnabend Voting Trust Agreement.(6)

10.1 (a) "Third Amendment of Mortgage and Security Agreement and Second Amendment of Note" Between Key Biscayne Limited Partnership, Mortgagor ("KBLP") and Florida Sonesta Corporation, Mortgagee ("FSC"), dated February 4, 1994.
           (10)

10.1 (b)   "Operating Deficit Loan Mortgage Note" ($2,194,005.00)
           from KBLP to FSC, dated as of December 31, 1993.(10)

10.1 (c) "Operating Deficit Loan Mortgage and Security Agreement" between KBLP and FSC, dated February 4, 1994.(10)

10.1 (d) "Promissory Note" ($1,576,600.00) from KBLP to FSC, dated February 4, 1994.(10)

10.1 (e)   "Second Amendment to Management Agreement" dated as of
           December 31, 1993 between KBLP and FSC.(10)

10.2 (a) Renovation Enhancement Agreement, dated February 19, 1993, between Florida Sonesta Corporation ("FSC") and Ke
           Biscayne Limited Partnership ("KBLP").(9)

NUMBER     DESCRIPTION
------     -----------
10.2 (b) First Amendment to Renovation Enhancement Agreement, dated May 18, 1993, between FSC and KBLP.(9)

10.3 Second Renovation Enhancement Agreement, dated April 30, 1993, between FSC and KBLP.(9)

10.4 (a) "Sonesta Loan" agreement, dated April 13, 1993 between FSC and KBLP.(9)

10.4 (b) First amendment to "Sonesta Loan" agreement, dated September 29, 1993, between FSC and KBLP.(9)

10.5 (a) "Renovation Agreement", dated September 12, 1991, between Florida Sonesta Corporation ("FSC") and Key Biscayne Limited partnership ("KBLP").(7)

10.5 (b) "First Amendment to Management Agreement", dated September 12, 1991, between FSC and KBLP.(7)

10.5 (c) "Amendment of Note and Second Mortgage", dated September 12, 1991, between FSC and KBLP.(7)

10.5 (d) "Amendment of Note and Third Mortgage", dated September 12, 1991, between FSC and KBLP.(7)

10.6 (a)   "1995 Loan Agreement" between Hibernia National Bank
           ("Hibernia") and Royal Sonesta, Inc. ("Royal Sonesta"), as of January 1, 1995.(10)

10.6 (b) "Promissory Note" ($5,000,000) from Royal Sonesta to Hibernia, dated "Effective January 1, 1995".(10)

10.6 (c) "First Amendment to 1995 Loan Agreement" Between Hibernia and Royal Sonesta, dated December 12, 1994.(10)

10.7 (a) 1992 Loan Agreement, dated December 30, 1992, between Royal Sonesta, Inc. and Hibernia National Bank in New Orleans.(8)

NUMBER     DESCRIPTION
------     -----------
10.7 (b)   Promissory Note, dated December 30, 1992 between Royal
           Sonesta, Inc. and Hibernia National Bank in New Orleans.(8)

10.7 (c) Restatement and Continuation of Continuing Guaranty, dated December 30, 1992, between the Registrant and Hibernia
           National Bank in New Orleans.(8)

10.8 (a) "Amendment and Restatement of the Amended and Restated Loan Agreement", dated December 23, 1991, between Hibernia
           National Bank, Royal Sonesta, Inc. and Sonesta International Hotels Corporation.(7)

10.8 (b) $2,875,000 Promissory Note, dated December 23, 1991, from Royal Sonesta, Inc. to Hibernia National Bank.(7)

10.9 (a) Promissory Note ($22,880,000), dated December 18, 1996, from the Trustees of Charterhouse of Cambridge Trust
           ("Trust") and Sonesta of Massachusetts, Inc. ("Sonesta
           Mass") to SunAmerica Life Insurance Company ("SunAmerica").

10.9 (b) Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of December 18, 1996, between Trust and Sonesta Mass, and SunAmerica.

10.9 (c) Environmental Indemnity Agreement, dated as of December 18, 1996, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation ("Sonesta"), and SunAmerica.

10.9 (d) Escrow Agreement, dated as of December 18, 1996, between Trust and Sonesta Mass, SunAmerica, and "Escrow Agent".

10.9 (e) Replacement Reserve and Security Agreement, dated as of December 18, 1996, between Trust and Sonesta Mass, and SunAmerica.

10.9 (f) Limited Guaranty Agreement, dated as of December 18, 1996, between Sonesta and SunAmerica.

NUMBER     DESCRIPTION
------     -----------
10.10 (a)  "Contract of Sale", dated July 11, 1996, between The Soho
           Hotel Company, L.P. ("Soho") and The Mercer I L.L.C.
           ("Mercer I").

10.10 (b)  "Lease Assignment and Assumption", dated July 11, 1996, between Soho and Mercer I.

10.10 (c)  "Assignment and Assumption of Assumed Contracts", dated
           July 11, 1996, between SoHo and Mercer I.

10.10 (d)  "Indemnity Agreement", dated July 11, 1996, between Soho and Andre Balazs.

10.11 "Shareholders Agreement of C. R. Resort Associates Limited", dated December 8, 1994.(10)

10.12 (a)  First Amendment to Shareholders Agreement of C.R. Resort
           Associates Limited, dated September 18, 1996.

10.12 (b)  Agreement, dated September 18, 1996, between El Cacique de
           Calzon de Pobre, S.A.; Extency Internacional S.A.; Investex, S.A.; Sonesta International Hotels Limited; Sonesta
           International Hotels Corporation; Costa Rica Resort
           Associates, S.A.

10.13 (a)  Revolving Term Note ($2,000,000) from Sonesta International
           Hotels Corporation to USTrust, dated September 30, 1995.(12)

10.13 (b)  Commitment Letter agreement, dated September 28, 1995, between
           Sonesta International Hotels Corporation and USTrust.  (12)

10.14 Letter agreement extending the maturity date of the Revolving Term Note ($2,000,000) from Sonesta International Hotels Corporation to USTrust, dated September 30, 1996.

10.15      (a) Loan Agreement ($1,000,000), dated December 18, 1996,
           between Masters of Tourism and Sonesta International Hotels
           Limited.

NUMBER     DESCRIPTION
------     -----------
10.15 (b)  (Personal) Guaranty of Hisham Aly, dated as of December
           18, 1996.

10.16      Loan  Agreement  ($277,935),  dated as of  January 1,
           1997,   between   Masters  of  Tourism   and  Sonesta
           International Hotels Limited (consolidating two (2) outstanding loan balances).

10.17      "Third Amendment to Lease" between John Hancock and
           Sonesta, dated June, 1994.(10)

10.18 "Second Amendment to Lease" between John Hancock Mutual Life Insurance Company ("John Hancock") and Sonesta
           International Hotels Corporation ("Sonesta"), dated
           March 22, 1994.(10)

10.19      Indenture of Lease, dated June 26, 1979, between John
           Hancock Mutual Life Insurance Company and Sonesta
           International Hotels Corporation.(4)

10.20 (a)  Intercreditor, Payment Priority and Lien Priority
           Agreement, dated as of September 15, 1993, between Sonesta International Hotels Corporation ("Sonesta"), Sonesta Louisiana Hotels Corporation ("SLHC"), 800 Canal Street Limited Partnership (the "Partnership"), and numerous other parties.(9)

10.20 (b)  Commercial Guaranty, dated September 15, 1993, by SLHC and Sonesta.(9)

10.20 (c)  CSDC/Manager Reserve Agreement, dated September 15, 1993, between SLHC, the Partnership and Canal Street
           Development Corporation.(9)

10.21      Extension of Lease by Royal Sonesta, Inc., dated August 6,
           1993.(9)

10.22 Agreement, dated September 9, 1993, between Royal Sonesta, Inc. and Aetna Life Insurance Company.(9)

10.23 Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal Sonesta, Inc.(5)

NUMBER     DESCRIPTION
------     -----------
10.24 Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc.(3)

10.25 Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta
           Corporation.(2)

10.26      Hotel Lease, dated December 12, 1967, between Chateau
           Louisiane, Inc., as "Landlord", and The Royal Orleans,
           Inc., as "Tenant".(1)

10.27 (a)  Restated Employment Agreement, dated January 1, 1992, between the Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability.
           (8)(Management contract under Item 601(10)(iii)(A))

10.27 (b)  Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601(10)
           (iii)(A)).

10.27 (c)  Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend, together with letter agreement regarding permanent and total disability. (8)(Management contract under Item 601 (10)
           (iii)(A))

10.28 (Letter) Loan Agreement ($2,000,000), dated July 18, 1996, between Maduro & Curiel's Bank N.V. and Sonesta Curacao Hotel Corporation N.V.

10.29 Lease, dated September 21, 1991, between "the Crown" and Casablanca Resorts Development of Anguilla Limited
           ("CRDAL")(assumed by Sonesta Hotels of Anguilla Limited ("Sonesta Anguilla") in November 1995).(11)

10.30      Debenture, dated November 28, 1995, between Scotiabank
           Anguilla Limited and Sonesta Anguilla.(11)

NUMBER     DESCRIPTION
------     -----------
10.31      Debenture ($6,390,000) from Sonesta Hotels of Anguilla
           Limited to Scotiabank Anguilla Limited, dated December
           1996 (evidencing additional $1,700,000 loan).

10.32      Agreement, dated as of March 1, 1996, between CRDAL and
           Sonesta Anguilla

10.33 (Letter) Loan Agreement ($1,000,000), dated February 9, 1997, between Sakkara Hotels and Sonesta International
           Hotels Corporation.

10.34      (Letter) Lease Agreement, dated June 3, 1996, between
           Sonesta Hotels of Anguilla, Ltd. and Amsterdam Sonesta
           Corporation (subsequently renamed Anguilla Hotel
           Management, Inc.)

13 Annual Report to Security Holders for the calendar year ended December 31, 1996

21         Subsidiaries of the Registrant.

23         Consent of Ernst & Young LLP filed herewith.



(1)      Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)      Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)      Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)      Incorporated by reference to the Company's 1979 Report on Form 10-K.
(5)      Incorporated by reference to the Company's 1981 Report on Form 10-K.
(6)      Incorporated by reference to the Company's 1984 Report on Form 10-K.
(7)      Incorporated by reference to the Company's 1991 Report on Form 10-K.
(8)      Incorporated by reference to the Company's 1992 Report on Form 10-K.
(9)      Incorporated by reference to the Company's 1993 Report on Form 10-K.
(10)     Incorporated by reference to the Company's 1994 Report on Form 10-K.
(11)     Incorporated by reference to the Company's 1995 Report on Form 8-K
(12)     Incorporated by reference to the Company's 1995 Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS
          CORPORATION (Registrant)

By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
         Boy van Riel
         Vice President and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
          Roger P. Sonnabend
          Chairman of the Board and Chief Executive
          Officer

By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Boy van Riel
         Vice President and Treasurer, Principal
         Financial and Accounting Officer

By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
         Paul Sonnabend
         Director

By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
         Peter J. Sonnabend
         Director

By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Stephanie Sonnabend
         Director

By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Stephen Sonnabend
         Director

By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
         George S. Abrams
         Director

By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Vernon R. Alden
         Director


By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Joseph L. Bower
         Director

By: /S/                                                  Date:    March 14, 1997
    -------------------------------------------------
         Lawrence M. Levinson
         Director

By: /S/                                                  Date:    March 14, 1997
   --------------------------------------------------
         Jean C. Tempel
         Director