Form 10-Q
period 1997-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-05-14
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  ______________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEW YORK                                     13-5648107
                    --------                                     ----------
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

                     200 Clarendon Street, Boston, MA 02116
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-421-5400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes  X   No
    ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                     as of May 13, 1997 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information
                     --------------------------------------

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1997 (Unaudited) and December 31, 1996
                ------------------------------------------------

                                                                     (in thousands)
                                                                  ----------------------
                                                                  March 31   December 31
                                                                    1997        1996
                                                                  --------   -----------

ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,165    $  3,692
  Accounts and notes receivables:
       Trade, less allowance of $118,000
         ($108,000 at December 31, 1996) for doubtful accounts      5,364       6,049
        Interest receivable                                           164         140
        Other                                                         753         821
                                                                 --------    --------
Total accounts and notes receivable                                 6,281       7,010
  Current portion of deferred taxes                                   319         317
  Inventories                                                         814         852
  Prepaid expenses                                                  1,324       1,040
                                                                 --------    --------

                  Total current assets                              9,903      12,911

Long-term receivables and advances                                 14,438      13,567

Investments in hotels                                                  --         563

Other long-term assets                                              1,590          --

Property and equipment, at cost:
   Land                                                             2,931       2,877
   Buildings                                                       39,418      37,792
   Furniture and equipment                                         19,740      17,319
   Leasehold improvements                                           3,140       3,140
   Projects in progress                                                --       2,036
                                                                 --------    --------
                                                                   65,229      63,164

Less accumulated depreciation and
       amortization                                                22,362      21,234
                                                                 --------    --------
              Net property and equipment                           42,867      41,930
                                                                 --------    --------
                                                                 $ 68,798    $ 68,971
                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1997 (Unaudited) and December 31, 1996

                                                                (in thousands)
                                                           -----------------------
                                                           March 31       December 31
                                                             1997            1996
                                                           --------       -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
          capitalized lease obligations                    $  1,110       $  1,005
     Accounts payable                                         2,100          5,484
     Advance deposits                                         1,737          2,324
     Federal, foreign and state income taxes                    513            706
     Accrued liabilities:
         Salaries and wages                                     963          1,775
         Rentals                                              2,107          5,031
         Interest                                               193             23
         Employee benefits                                      570            567
         Other                                                1,609          1,007
                                                           --------       --------

                  Total accrued liabilities                   5,442          8,403
                                                           --------       --------

                  Total current liabilities                  10,902         17,922

Long-term debt                                               30,867         23,795

Deferred federal and state income taxes                       2,246          2,282

Other non-current liabilities                                 1,699          1,526

Redeemable preferred stock, $25 par value, at
    redemption value                                            294            294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value              3,488          3,488
    Retained earnings                                        27,428         27,790
    Treasury shares--982,873, at cost                        (8,126)        (8,126)
                                                           --------       --------
              Total common stockholders' equity              22,790         23,152
                                                           --------       --------
                                                           $ 68,798       $ 68,971
                                                           ========       ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)



                                                                            Three Months Ended
                                                                   March 31,1997       March 31, 1996
                                                                   -------------       --------------

Revenues:
     Rooms                                                            $  9,976             $  8,330
     Food and beverage                                                   3,963                3,247
     Management, license and
          service fees                                                   1,771                1,428
     Other                                                               1,237                1,177
                                                                      --------             --------
                                                                        16,947               14,182
                                                                      --------             --------
Costs and expenses:
     Costs and operating expenses                                        6,854                6,176
     Advertising and promotion                                           1,456                1,383
     Administrative and general                                          3,160                2,690
     Human resources                                                       395                  327
     Maintenance                                                         1,264                1,170
     Rentals                                                             2,341                1,709
     Property taxes                                                        295                  270
     Depreciation and amortization                                       1,141                1,000
                                                                      --------             --------
                                                                        16,906               14,725
                                                                      --------             --------
Operating income (loss)                                                     41                 (543)

Other income (deductions):
     Interest expense                                                     (726)                (498)
     Interest income                                                       228                  298
     Foreign exchange loss                                                  --                   (1)
     Equity in net loss of hotel and casino                                 --                  (16)
     Gain on sales of assets                                                 6                  183
                                                                      --------             --------
                                                                          (492)                 (34)
Loss before income taxes                                                  (451)                (577)
Federal, foreign and state income tax provision  (benefit)                 (92)                  53
                                                                      --------             --------
Net loss                                                                  (359)                (630)
Retained earnings at beginning of period                                27,790               28,235
Cash dividends on preferred stock                                           (3)                  (3)
                                                                      --------             --------
Retained earnings at end of period                                    $ 27,428             $ 27,602
                                                                      ========             ========

Earnings per share of common stock:
     Net loss                                                         $   (.17)            $   (.31)
                                                                      ========             ========
Weighted average number of shares
     outstanding                                                         2,068                2,071
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

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                         (in thousands)
                                                                   ---------------------------
                                                                   Three Months Ended March 31
                                                                    1997                 1996
                                                                   ------               ------

Cash provided (used) by operating activities
     Net loss                                                     $   (359)            $   (630)

Items not (providing) requiring cash
      Foreign exchange gain                                             --                    1
      Pension expense                                                  189                  151
      Depreciation and amortization                                  1,141                1,000
      Amortization of loan costs                                        20                    3
      Deferred federal income tax provision (benefit)                  (38)                  39
      Gain on sales of assets                                           (6)                (183)
      Provision for doubtful accounts                                   10                    9
      Equity in net loss of hotel and casino                            --                   16

Changes in assets and liabilities
      Accounts and notes receivable                                    956                  281
      Inventories                                                       38                 (105)
      Prepaid expenses                                                (279)                (916)
      Accounts payable                                              (3,074)              (1,317)
      Advance deposits                                                (587)                 (19)
      Federal, foreign and state income taxes                         (193)                 (19)
      Accrued liabilities                                           (2,967)               1,131
                                                                  --------             --------
      Cash used by operating activities                             (5,149)                (558)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                       9                    8
     Expenditures for property and equipment                        (2,082)                (941)
     Cash in escrow                                                 (1,883)                  --
     Cash reimbursed from escrow                                       840
     Investments in hotels                                              --                  (91)
     New loans and advances                                         (1,106)                 (89)
     Payments received on long-term receivables
       and advances                                                    413                  594
                                                                  --------             --------
   Cash used by investing activities                                 3,809                 (519)

Cash provided (used) by financing activities
     Changes in notes payable                                           --                 (273)
     Proceeds from issuance of long-term debt                       24,580                   --
     Cost of financing                                                (423)                  --
     Payments on long-term debt                                    (17,400)                (350)
     Payments on capitalized lease obligations                         (13)                 (27)
     Cash dividends paid                                              (313)                (314)
                                                                  --------             --------
          Cash provided (used) by financing activities               6,431                 (964)
      Loss from effect of exchange rate
        changes on cash                                                 --                   (1)
                                                                  --------             --------
Net decrease in cash                                                (2,527)              (2,042)
Cash and cash equivalents at beginning of period                     3,692                3,370
                                                                  --------             --------
Cash and cash equivalents at end of period                        $  1,165             $  1,328
                                                                  ========             ========

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1997 three-month period and the 1996 three-month period was approximately $556,000 and $527,000, respectively. Cash paid for income taxes in the 1997 three-month period and the 1996 three-month period was approximately $139,000 and $33,000, respectively.


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Operations
         ----------

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at March 31, 1997 and December 31, 1996, and the results of its operations for the three month periods ended March 31, 1997 and 1996 and its cash flows for the three month periods ended March 31, 1997 and 1996, and should be read in conjunction with the 1996 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

In January 1997, Company subsidiaries refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge), (see also Note 4--Long-term debt).

During the first quarter of 1997 the Company loaned $1,000,000 to the owner of the Sonesta Hotel Cairo, Egypt, to partially finance improvements to the hotel, which include additional rooms. The owner of the hotel also agreed to extend the management agreement until May 2012. The original agreement was to expire in 2002, and the owner had the right to convert the agreement to a license agreement as of 1997, which would have reduced the Company's management fee income.

In December 1994, Company subsidiaries entered into agreements to acquire a 50% interest in a partnership to develop a 320-room beach resort and casino in Guanacaste, Costa Rica. To date, the Company has advanced $563,000 which is in part secured by a mortgage on the hotel site, to acquire the hotel site and for other project-related expenses. As permitted under the partnership agreements, in March 1997 the Company notified its partner that it does not intend to proceed with the project. The Company expects to fully recover its investment, which is included in Long-term receivables and advances at March 31, 1997.

Included in Accrued rentals at March 31, 1996 is percentage rent of $5,269,000 for the year ended December 31, 1995, related to the Royal Sonesta Hotel in New Orleans, which is operated by the Company under a long-term lease. This amount was paid in April 1996. Percentage rent of $5,031,000 for the year ended December 31, 1996 was paid in March 1997.

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods if there is a change to the previously reported amount. Statement 128 is not expected to have any effect on the calculation of earnings per share.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       Long-Term Receivables and Advances
         ----------------------------------

                                                                        (in thousands)
                                                                 --------------------------------
                                                                 March 31,           December 31,
                                                                   1997                  1996
                                                                 --------            ------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly and
       3-1/2% deferred until  maturity)
       due 12/31/97 (a)                                           $5,000                $5,000
    Deferred interest receivable  (a)                              2,306                 2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple
       interest due 12/31/04, net of
       $5,500,000 reserve (a)                                      1,000                 1,000
    Loans to owner (b)                                             3,654                 4,007
Sharm El Sheikh (c)                                                   --                    10
Sharm El Sheikh (d)                                                  500                   500
Cairo, Egypt, net of discount (e)                                    851                    --
Other                                                              1,413                   781
                                                                 -------               -------
        Total long-term receivables                               14,724                13,604
        Less:  current portion                                       286                    37
                                                                 -------               -------
        Net long-term receivables                                $14,438               $13,567
                                                                 =======               =======


(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $22,431,000 at March 31, 1997. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992. A substantial part of these receivables are due on December 31, 1997. The Company and the owner of the hotel are currently discussing alternatives to address the repayment of these loans, the outcome of which is uncertain at this point. Management expects that all amounts due from the hotel will be realized.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate (8 1/2% at March 31, 1997) to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon is secured by second and third mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage loan interest, and a payment to the hotel's owner equal to 3/4 of 1% of revenues of the hotel.

(c) A subsidiary of the Company loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May 1994. The principal balance of this loan was repaid in full at March 31, 1997.

(d) The Company had agreed to loan $1,000,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, to finance certain improvements to the resort, including construction of 80 additional guestrooms, conference and other hotel facilities. This loan earned interest at LIBOR plus two percentage points (7 13/16% at March 31, 1997), and was to be repaid in twelve annual installments of $83,333, together with interest, commencing January 1, 1998. In April 1997, the Company amended its loan agreement to increase the loan facility by $500,000, to a total of $1,500,000, to provide financing for the construction of 80 more guestrooms. The entire loan now bears interest at the prime rate with repayment in eight annual installments of $187,500, together with interest, commencing January 1, 1998. An amount of $500,000 was advanced in December 1996. An additional amount of $500,000 was advanced in April 1997 and the remaining $500,000 will be advanced once the improvements are substantially completed.

(e) This loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with two payments of $330,000 each on March 1, 1998 and 1999, and a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $137,500 during the first quarter of 1997. Cash payments received during the same period were $490,000.


3.       Borrowing Arrangements
         ----------------------

The Company has a $2,000,000 line of credit which expires on September 30, 1997. This line of credit bears interest at the prime rate (8 1/2% at March 31, 1997). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at March 31, 1997.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8 1/2% at March 31, 1997) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at March 31, 1997.

A foreign subsidiary has an operating line of credit of $500,000, which is guaranteed by the Company. The interest rate is at the prime rate (8 1/2% at March 31, 1997) plus one percentage point. This line of credit is subject to periodic review by the bank. No amount was outstanding under this line at March 31, 1997.

4.       Long-Term Debt
         --------------

                                                                       (in thousands)
                                                             -----------------------------------
                                                             March 31,              December 31,
                                                               1997                    1996
                                                             -------                ------------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                                   $22,748                   $17,068
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                                     6,190                     4,690
  Note from Seller (c)                                           800                       800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                                           2,000                     2,000
Other                                                            188                       188
                                                             -------                   -------
                                                              31,926                    24,746
Less current portion of long-term debt                         1,059                       951
                                                             -------                   -------
Total long-term debt                                         $30,867                   $23,795
                                                             =======                   =======

(a) The mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) was refinanced in January 1997. The new loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $22,419,000 at March 31, 1997. The interest rate on the new loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed during the first three years of the loan.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Company increased the loan by $1,700,000 in March 1997 to partially finance improvements to the resort made during the winter of 1996/97. The property is included in fixed assets at a book value of $13,162,000 at March 31, 1997. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $450,000, $650,000, $725,000, $3,490,000 and $1,075,000 in the years
         1997, 1998, 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at March 31, 1997 was 8%.

(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. Principal payments of up to $300,000 are required during the term of the loan if certain conditions are met. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller.

(d) This loan matures June 30, 1998. No principal payments are required during the term. The interest rate was 9 3/4% at March 31, 1997, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

5.       Hotel Costs and Operating Expenses
         ----------------------------------

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                  (in thousands)
                                            ---------------------------
                                            Three Months Ended March 31
                                             1997                 1996
                                            ------               ------
Direct departmental costs
     Rooms                                  $2,308                $2,114
     Food and beverage                       3,152                 2,844
     Heat, light and power                     625                   556
     Other                                     769                   662
                                            ------                ------
                                            $6,854                $6,176
                                            ======                ======


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Federal, Foreign and State Income Tax
         -------------------------------------

The provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                                 (in thousands)
                                                           ---------------------------
                                                           Three Months Ended March 31
                                                              1997            1996
                                                           ----------      -----------

Deferred federal income tax provision (benefit)              $ (38)            $  39
Current federal income tax benefit                            (124)              (52)
Current foreign income tax                                      18                15
Current state income tax                                        52                51
                                                             -----             -----
                                                             $ (92)            $  53
                                                             =====             =====

                                                                       FORM 10-Q

                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


FIRST QUARTER 1997 COMPARED TO 1996
-----------------------------------

REVENUES
--------

Total revenues for the first quarter ended March 31, 1997 were $16,947,000 compared to $14,182,000 in 1996, an increase of approximately $2,765,000.

The Royal Sonesta Hotel New Orleans had an increase in revenue of $1,306,000 in the first quarter of 1997 compared to 1996, due to an increase in occupancy from 77% to 84%, an 8% increase in average room rate and an increase in food and beverage revenues. The Company's Sonesta Beach Resort Anguilla, which opened January 18, 1996, had an increase in revenues of $952,000 in the 1997 quarter compared to the 1996 quarter. The Royal Sonesta Hotel Boston (Cambridge) had a slight increase in revenues of $98,000 in 1997 compared to 1996. Revenues from management activities and other sources increased by $409,000 in 1997 compared to 1996, primarily because of increases in management and service fee income, in particular from the company's management activities in Egypt.

OPERATING INCOME
----------------

Operating income for the three-month period ending March 31, 1997, was $41,000, compared to operating loss of $543,000 in 1996, an increase of approximately $584,000.

The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had a decrease in its operating loss during the first quarter of $367,000 compared to 1996. This was primarily due to increased revenues of $952,000. The Royal Sonesta New Orleans experienced an increase in operating income of $151,000 in 1997 compared to 1996, because of strong revenue increases of $1,306,000 during the quarter, partially offset by increases in expense, primarily rent expense, of $1,155,000. The Company operates the Royal Sonesta Hotel New Orleans under a lease under which it pays a percentage rent based on profits. The Royal Sonesta Boston (Cambridge) had an increase in its operating loss during the first quarter of $174,000 compared to 1996. Increases in expenses of $272,000 exceeded the slight revenue increase of $98,000. Operating loss from management and other activities decreased by $240,000, because of increased revenues of $409,000, which exceeded the $169,000 increase in expenses related to these activities.

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest expense increased by $228,000 in the first quarter of 1997 compared to the first quarter of 1996, primarily due to the additional indebtedness related to the refinancing of the Royal Sonesta Hotel Boston (Cambridge) (see Note 4--Long-term Debt).

Interest income decreased by $70,000 in the three month period ending March 31, 1997, compared to the same period last year, primarily due to a $137,000 decrease in interest recorded on the Key Biscayne notes receivable (see
Note 2--Long-term receivables and advances) partially offset by higher interest income on the Company's cash balances.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)


In the first quarter of 1996 the Company recorded a gain on sale of $175,000 resulting from a reduction of accrued costs related to a prior year sale of certain assets in Cambridge, Massachusetts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In January 1997 the Company refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge). The net proceeds of this refinancing were approximately $5,357,000, of which $1,880,000 is held in escrow by the lender for certain improvements to the hotel. The Company received $840,000 of these funds in April 1997, after completion of part of the improvements. This amount is included in Cash at March 31, 1997. The remaining $1,040,000 of escrow funds is included in Other long-term assets at March 31, 1997.

The Company increased the mortgage loan on the Sonesta Beach Resort Anguilla by $1,700,000 in March 1997. These funds were used to partially finance improvements to the resort made during the winter of 1996/97.

The Company believes that its present cash balances, plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1997, will be more than adequate to meet of all of its obligations.


FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------

The provision for income taxes for the first quarter 1996 was higher than the statutory rate due to certain losses from the Company's foreign subsidiary which operated the Sonesta Beach Resort Anguilla, B.W.I., which were not deductible for U.S. income taxes.


                           PART II - Other Information
                           ---------------------------


Item Numbers 1, 2, 3, 4, 5 and 6
--------------------------------


Not applicable during the quarter ended March 31, 1997.

                                                                       FORM 10-Q





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SONESTA INTERNATIONAL HOTELS CORPORATION


                            By: _____________________________________________
                            Boy van Riel
                            Vice President and Treasurer

                            (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                            DATE:     May 13, 1997