Form 10-Q/A
period 1997-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-05-20
CIK 91741

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

                                    AMENDED


                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                         (in thousands)
                                                                   ---------------------------
                                                                   Three Months Ended March 31
                                                                    1997                 1996
                                                                   ------               ------

Cash provided (used) by operating activities
     Net loss                                                     $   (359)            $   (630)

Items not (providing) requiring cash
      Foreign exchange gain                                             --                    1
      Pension expense                                                  189                  151
      Depreciation and amortization                                  1,141                1,000
      Amortization of loan costs                                        20                    3
      Deferred federal income tax provision (benefit)                  (38)                  39
      Gain on sales of assets                                           (6)                (183)
      Provision for doubtful accounts                                   10                    9
      Equity in net loss of hotel and casino                            --                   16

Changes in assets and liabilities
      Accounts and notes receivable                                    956                  281
      Inventories                                                       38                 (105)
      Prepaid expenses                                                (279)                (916)
      Accounts payable                                              (3,074)              (1,317)
      Advance deposits                                                (587)                 (19)
      Federal, foreign and state income taxes                         (193)                 (19)
      Accrued liabilities                                           (2,967)               1,131
                                                                  --------             --------
      Cash used by operating activities                             (5,149)                (558)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                       9                    8
     Expenditures for property and equipment                        (2,082)                (941)
     Cash in escrow                                                 (1,883)                  --
     Cash reimbursed from escrow                                       840
     Investments in hotels                                              --                  (91)
     New loans and advances                                         (1,106)                 (89)
     Payments received on long-term receivables
       and advances                                                    413                  594
                                                                  --------             --------
   Cash used by investing activities                                (3,809)                 (519)

Cash provided (used) by financing activities
     Changes in notes payable                                           --                 (273)
     Proceeds from issuance of long-term debt                       24,580                   --
     Cost of financing                                                (423)                  --
     Payments on long-term debt                                    (17,400)                (350)
     Payments on capitalized lease obligations                         (13)                 (27)
     Cash dividends paid                                              (313)                (314)
                                                                  --------             --------
          Cash provided (used) by financing activities               6,431                 (964)
      Loss from effect of exchange rate
        changes on cash                                                 --                   (1)
                                                                  --------             --------
Net decrease in cash                                                (2,527)              (2,042)
Cash and cash equivalents at beginning of period                     3,692                3,370
                                                                  --------             --------
Cash and cash equivalents at end of period                        $  1,165             $  1,328
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