Form 10-Q
period 1997-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-08-14
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW YORK               13-5648107
                      --------               ----------
                  (State or other          (I.R.S. Employer
                 jurisdiction of         Identification No.)
                  incorporation
                 or organization)



                     200 Clarendon Street, Boston, MA 02116
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes   [ ]         No  [X]             (see Form 12b-25 filed June 30, 1997)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   [ ]         No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                    as of August 12, 1997 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1997 (Unaudited) and December 31, 1996

                                                                     (in thousands)
                                                             ----------------------------
                                                                June 30       December 31
                                                                  1997           1996
                                                             ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $  3,366        $  3,692
 Accounts and notes receivables:
   Trade, less allowance of $127,000
    ($108,000 at December 31, 1996) for doubtful accounts        5,505           6,049
    Interest receivable                                            228             140
    Other                                                          650             821
                                                              --------        --------
                  Total accounts and notes receivable            6,383           7,010
 Current portion of deferred taxes                                 272             317
 Inventories                                                       751             852
 Prepaid expenses                                                1,270           1,040
                                                              --------        --------

                  Total current assets                          12,042          12,911

Long-term receivables and advances                              15,368          13,567

Investments in hotels                                               --             563

Other long-term assets                                           1,590              --

Property and equipment, at cost:
 Land                                                            2,931           2,877
 Buildings                                                      39,592          37,792
 Furniture and equipment                                        20,596          17,319
 Leasehold improvements                                          3,178           3,140
 Projects in progress                                               --           2,036
                                                              --------        --------
                                                                66,297          63,164
Less accumulated depreciation and amortization                  23,503          21,234
                                                              --------        --------
              Net property and equipment                        42,794          41,930
                                                              --------        --------
                                                              $ 71,794        $ 68,971
                                                              ========        ========

See accompanying notes to consolidated financial statements.




                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1997 (Unaudited) and December 31, 1996

                                                          (in thousands)
                                                    --------------------------
                                                      June 30    December 31
                                                        1997        1996
                                                    ----------   -------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and
   capitalized lease obligations                    $  1,127     $  1,005
 Accounts payable                                      2,735        5,484
 Advance deposits                                      1,227        2,324
 Federal, foreign and state income taxes                 706          706
 Accrued liabilities:
  Salaries and wages                                   1,256        1,775
  Rentals                                              3,744        5,031
  Interest                                               214           23
  Employee benefits                                      435          567
  Other                                                1,830        1,007
                                                    --------     --------

           Total accrued liabilities                   7,479        8,403
                                                    --------     --------
           Total current liabilities                  13,274       17,922
Long-term debt                                        30,749       23,795
Deferred federal and state income taxes                2,230        2,282
Other non-current liabilities                          1,801        1,526
 Redeemable preferred stock, $25 par value, at
    redemption value                                     294          294
Commitments and contingencies
 Common stockholders' equity:
  Class A, $.80 par value:
    Authorized--10,000,000 shares
    Issued--3,051,088 shares at stated value           3,488        3,488
  Retained earnings                                   28,084       27,790
  Treasury shares--982,873, at cost                   (8,126)      (8,126)
                                                    --------     --------
       Total common stockholders' equity              23,446       23,152
                                                    --------     --------
                                                    $ 71,794     $ 68,971
                                                    ========     ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                            Three Months Ended          Six Months Ended
                                                 June  30                   June  30
                                            1997        1996            1997        1996
                                            ----        ----            ----        ----
Revenues:
  Rooms                                   $ 10,746     $  9,724       $ 20,722   $ 18,054
  Food and beverage                          4,687        3,975          8,650      7,222
  Management, license and
   service fees                              1,842        1,709          3,613      3,137
  Other                                      1,354        1,346          2,591      2,523
                                          --------     --------       --------   --------
                                            18,629       16,754         35,576     30,936
                                          --------     --------       --------   --------
Costs and expenses:
  Costs and operating expenses               7,279        6,830         14,133     13,006
  Advertising and promotion                  1,374        1,373          2,830      2,756
  Administrative and general                 2,985        2,819          6,145      5,509
  Human resources                              413          378            808        705
  Maintenance                                1,242        1,191          2,506      2,361
  Rentals                                    1,872        1,491          4,213      3,200
  Property taxes                               297           82            592        352
  Depreciation and amortization              1,141        1,028          2,282      2,028
                                          --------     --------       --------   --------
                                            16,603       15,192         33,509     29,917
                                          --------     --------       --------   --------
Operating income                             2,026        1,562          2,067      1,019

Other income (deductions):
  Interest expense                            (717)        (570)        (1,443)    (1,068)
  Interest income                              261          286            489        584
  Foreign exchange loss                         (2)          (1)            (2)        (2)
  Equity in net income of hotels                --          265             --        249
  Gain on sales of assets                       --           26              6        209
                                          --------     --------       --------   --------
                                              (458)           6           (950)       (28)

Income before income taxes                   1,568        1,568          1,117        991
Federal, foreign and state income
  tax provision                                599          835            507        888
                                          --------     --------       --------   --------
Net income                                     969          733            610        103
Retained earnings at beginning
  of period                                 27,428       27,602         27,790     28,235
Cash dividends on preferred stock               (3)          (3)            (6)        (6)
Cash dividends on common stock                (310)        (310)          (310)      (310)
                                          --------     --------       --------   --------
Retained earnings at end of period        $ 28,084     $ 28,022       $ 28,084   $ 28,022
                                          ========     ========       ========   ========
Earnings per share of common stock        $    .47     $    .35       $    .29   $    .05
                                          ========     ========       ========   ========
Weighted average number of shares
  outstanding                                2,068        2,070          2,068      2,070
                                          ========     ========       ========   ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                      (in thousands)
                                                 ------------------------
                                                 Six Months Ended June 30
                                                      1997     1996
                                                    -------    ------

Cash provided  (used) by operating activities
     Net income                                    $   610        103
Items not (providing) requiring cash
 Foreign exchange loss                                   2          2
 Pension expense                                       352        302
 Depreciation and amortization                       2,282      2,027
 Amortization of loan costs                             40         --
 Deferred federal income tax benefit                    (7)        (4)
 Deferred interest income                               --       (275)
 Gain on sales of assets                                (6)      (209)
 Provision for doubtful accounts                        19         19
 Equity in net income of hotels                         --       (248)
Changes in assets and liabilities
 Accounts and notes receivable                         928       (138)
 Inventories                                           101        (95)
 Prepaid expenses                                     (230)      (765)
 Accounts payable                                   (2,749)    (1,643)
 Advance deposits                                   (1,097)      (344)
 Federal, foreign and state income taxes                --        580
 Accrued liabilities                                  (970)    (2,519)
                                                   -------     ------
   Cash used by operating activities                  (725)    (3,207)
Cash provided (used) by investing activities
 Proceeds from sales of assets                           9         57
 Expenditures for property and equipment            (3,149)    (2,079)
 Cash in escrow                                     (1,887)        --
 Cash reimbursed from escrow                           840         --
 Investments in hotels                                  --       (102)
 New loans and advances                             (2,149)      (197)
 Payments received on long-term receivables
  and advances                                         431      1,336
                                                   -------     ------
   Cash used by investing activities                (5,905)      (985)

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     Increase (Decrease) in Cash (Continued)

                                                            (in thousands)
                                                       ------------------------
                                                       Six Months Ended June 30
                                                             1997      1996
                                                           -------    -------

Cash provided (used) by financing activities
 Changes in notes payable                                        --      2,844
 Proceeds from issuance of long-term debt                    24,580         --
 Costs of financing                                            (423)        --
 Payments on long-term debt                                 (17,508)      (551)
 Payments on capitalized lease obligations                      (27)       (49)
 Purchase of common stock                                        --         (5)
 Cash dividends paid                                           (316)      (317)
                                                           --------   --------
  Cash provided by financing activities                       6,306      1,922
 Gain (loss) from effect of exchange rate changes on cash        (2)         1
                                                           --------   --------
Net decrease in cash                                           (326)    (2,269)
Cash and cash equivalents at beginning of period              3,692      3,370
                                                           --------   --------
Cash and cash equivalents at end of period                 $  3,366   $  1,101
                                                           ========   ========


 Supplemental Schedule of Interest and Income Taxes Paid
 -------------------------------------------------------
 Cash paid for interest in the 1997 six-month period and the 1996 six-month period was approximately $1,252,000 and $1,018,000, respectively. Cash paid for income taxes in the 1997 six-month period and the 1996 six-month period was approximately $514,000 and $312,000, respectively.

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at June 30, 1997 and December 31, 1996, and the results of its operations for the six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996, and should be read in conjunction with the 1996 Annual Report.

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

In December 1994, Company subsidiaries entered into agreements to acquire a 50% interest in a partnership to develop a 320-room beach resort and casino in Guanacaste, Costa Rica. The Company has advanced $563,000, to acquire the hotel site and for other project-related expenses, which is in part secured by a mortgage on the hotel site. As permitted under the partnership agreements, in March 1997 the Company notified its partner that it does not intend to proceed with the project. The Company expects to fully recover its investment, which is included in Long-term receivables and advances at June 30, 1997.

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

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Long-Term Receivables and Advances
                                               (in thousands)
                                           ------------------------
                                            June 30,   December 31,
                                              1997        1996
                                           -----------   --------
The Sonesta Beach Resort,
  Key Biscayne, Florida:
  Second mortgage receivable,
     14-1/2% interest (of which
     11% is payable quarterly and
     3-1/2% deferred until maturity)
     due 12/31/97 (a)                          $5,000     $5,000
  Deferred interest receivable (a)              2,306      2,306
  $6,500,000 fourth mortgage
     receivable, 10% simple
     interest due 12/31/04, net of
     $5,500,000 reserve (a)                     1,000      1,000
  Loans to owner (b)                            3,654      4,007
Sharm El Sheikh (c)                                --         10
Sharm El Sheikh (d)                             1,000        500
Cairo, Egypt, net of discount (e)                 851         --
Other                                           1,949        781
                                           -----------   --------
     Total long-term receivables               15,760     13,604
     Less:  current portion                       392         37
                                           -----------   --------
     Net long-term receivables                $15,368    $13,567
                                           ===========   ========



(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $22,431,000 at June 30, 1997. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992. A substantial part of these receivables are due on December 31, 1997. The Company and the owner of the hotel are currently discussing alternatives to address the repayment of these loans, the outcome of which is uncertain at this point. Management expects that all amounts due from the hotel will be realized.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate (8 1/2% at June 30, 1997) to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon, is secured by second and third mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage loan interest, and a payment to the hotel's owner equal to 3/4 of 1% of revenues of the hotel.

(c) A subsidiary of the Company loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm el Sheikh which opened in May 1994. The principal balance of this loan has been repaid in full.

(d) The Company has agreed to loan $1,500,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, to finance certain improvements to the resort, including construction of 160 additional guestrooms, conference and other hotel facilities. The loan bears interest at the prime rate (8 1/2% at June 30, 1997) with repayment in eight annual installments of $187,500, together with interest, commencing January 1, 1998. At June 30, 1997, the Company has advanced $1,000,000, and the remaining $500,000 will be advanced once the improvements are substantially completed.

(e) This loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with two payments of $330,000 each on March 1, 1998 and 1999, and a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

3. Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1997. This line of credit bears interest at the prime rate (8 1/2% at June 30, 1997). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at June 30, 1997.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8 1/2% at June 30, 1997) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at June 30, 1997.

Both aforementioned lines of credit are expected to be renewed.

A foreign subsidiary has an operating line of credit of $500,000, which is guaranteed by the Company. The interest rate is at the prime rate (8 1/2% at June 30, 1997) plus one percentage point. This line of credit is subject to periodic review by the bank. No amount was outstanding under this line at June 30, 1997.

4. Long-Term Debt
                                                    (in thousands)
                                               --------------------------
                                               June 30,      December 31,
                                                 1997            1996
                                               -----------   ---------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                        $22,639     $17,068
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                          6,190       4,690
  Note from Seller (c)                                800         800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                                2,000       2,000
Other                                                 188         188
                                               -----------   ---------
                                                   31,817      24,746
Less current portion of long-term debt              1,068         951
                                               -----------   ---------
Total long-term debt                              $30,749     $23,795
                                               ===========   =========

(a) The mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) was refinanced in January 1997. The new loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $22,399,000 at June 30, 1997. The interest rate on the new loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed during the first three years of the loan.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         loan was increased by $1,700,000 in March 1997 to partially finance improvements to the resort made during the winter of 1996/97. The property is included in fixed assets at a book value of $13,176,000 at June 30, 1997. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $450,000, $650,000, $725,000, $3,490,000 and $1,075,000 in the years
         1997, 1998, 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at June 30, 1997 was 8%.

(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. Principal payments of up to $300,000 are required during the term of the loan if certain conditions are met. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller.

(d) This loan matures June 30, 1998. No principal payments are required during the term. The interest rate was 9 3/4% at June 30, 1997, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

5.       Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                         (in thousands)
                           -------------------------------------
                           Three Months Ended   Six Months Ended
                                 June 30             June 30
                            1997       1996       1997     1996
                            ----       ----       ----     ----
Direct departmental costs
    Rooms                   $ 2,493   $ 2,285   $ 4,801   $ 4,399
    Food and beverage         3,408     3,180     6,560     6,024
    Heat, light and power       584       567     1,209     1,123
    Other                       794       798     1,563     1,460
                            -------   -------   -------   -------
                            $ 7,279   $ 6,830   $14,133   $13,006
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

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                           (in thousands)
                                       ------------------------
                                       Six Months Ended June 30
                                       1997               1996
                                       ----               ----
Deferred federal income tax benefit    $ (7)              $ (4)
Current federal income tax              361                705
Current foreign income tax               49                 87
Current state income tax                104                100
                                       ----               ----
                                       $507               $888
                                       ====               ====

                                                                       FORM 10-Q

                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 1997 COMPARED TO 1996

REVENUES

Total revenues for the six month period ended June 30, 1997 were $35,576,000 compared to $30,936,000 in 1996, an increase of approximately $4,640,000.

The Company's New Orleans hotel had increased revenues of $1,835,000 in the six month period ended June 30, 1997 compared to 1996, primarily due to a 6.5% increase in average room rates, a 3% increase in occupancy levels, and increased food and beverage revenues. The Company's Sonesta Beach Resort Anguilla, which opened January 18th 1996, had an increase in revenues of $1,222,000 during the six month period ending June 30, 1997 compared to the same period in 1996. In the first six months of 1997, its second year of operations, the hotel increased occupancy levels by 14% and the average room rate by 34%. The Company's Boston (Cambridge) hotel had increased revenues in the 1997 period of approximately $1,020,000, primarily because of a 10% increase in average room rates and increased food and beverage revenues. The remaining revenue increase of $563,000 was primarily from increases in management and service fee income, in particular from the Company's management activities in Egypt.

OPERATING INCOME

Operating income for the six month period ended June 30, 1997 was $2,067,000 compared to operating income of $1,019,000 in the same period in 1996, an increase of approximately $1,048,000.

The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had a decrease in its operating loss during the 1997 six month period of $646,000 compared to 1996. This was primarily due to increased revenues of $1,222,000. The Royal Sonesta Boston (Cambridge) had an increase in its operating income during the 1997 six month period of $102,000 compared to 1996. Increased revenues of $1,020,000 were partially offset by increases in expenses of $918,000. The Royal Sonesta New Orleans experienced a very slight increase in operating income of $7,000 in 1997 compared to 1996. Revenue increases of $1,835,000 during the six-month period were offset by increases in expense, primarily increased rent expense of $962,000 and increases in cost and operating expenses of $575,000. Operating loss from management and other activities decreased by $293,000, because of increased revenues of $563,000, which exceeded the $270,000 increase in expenses related to these activities.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $375,000 in the first six months of 1997 compared to the 1996 period, primarily due to the additional indebtedness related to the refinancing of the Royal Sonesta Hotel Boston (Cambridge) and the additional loan for the Sonesta Beach Resort, Anguilla (see Note 4--Long-term Debt).

Interest income decreased by $95,000 in the six month period ending June 30, 1997, compared to the same period last year, primarily due to a $275,000 decrease in interest recorded on the

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Company's Key Biscayne notes receivable partially offset by higher interest income on the Company's cash balances, and interest income from the loans to the owner of Sonesta Beach Resort, Sharm El Sheikh (see Note 2 Long term Receivables and Advances).

Equity in net income of hotels in the 1996 period of $249,000 included $617,000 income from a hotel project in New York City, partially offset by the Company's share of the losses of $368,000 of Sonesta Beach Hotel and Casino, Curacao, in which the Company has a 22% equity interest.

In the first quarter of 1996 the Company recorded a gain on sale of $175,000 resulting from a reduction of accrued costs related to a prior year sale of certain assets in Cambridge, Massachusetts.

SECOND QUARTER 1997 COMPARED TO 1996

REVENUES

Total revenues for the second quarter ended June 30, 1997 were $18,629,000 compared to $16,754,000 in 1996, an increase of approximately $1,875,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of $912,000 in the second quarter of 1997 compared to 1996 due to an increase in occupancy from 83% to 88%, an 8.5% increase in average room rate, and an increase in food and beverage revenues. The Royal Sonesta Hotel New Orleans had an increase in revenues of $530,000 in the 1997 quarter compared to 1996, due to a 4.5% increase in average room rate and an increase in food and beverage revenues. The Company's Sonesta Beach Resort Anguilla, which opened January 18, 1996, had an increase in revenues of $269,000 in the 1997 quarter compared to the 1996 quarter, due to an increase in occupancy levels of 9% and an increase in average rate of 22%. Revenues from management activities and other sources increased by $164,000 in the 1997 period compared to 1996, primarily because of increases in management and service fee income.


OPERATING INCOME

Operating income for the second quarter ended June 30, 1997, was $2,026,000, compared to $1,562,000 in 1996, an increase of approximately $464,000.

The Royal Sonesta Boston (Cambridge) had an increase in its operating income during the second quarter of $276,000 compared to 1996. Increases in revenues of $912,000 were partially offset by expense increases of $636,000. The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had a decrease in its operating loss during the second quarter of $225,000 compared to 1996. This was primarily due to increased revenues of $269,000. The Royal Sonesta New Orleans experienced a decrease in operating income of $146,000 in 1997 compared to 1996 as revenue increases of $530,000 during the quarter were offset by increases in expense of $676,000. This increase in expense consisted primarily of an increase in rent expense of $356,000, and increases in cost and operating expenses of $242,000. Operating loss from management and other activities decreased by $109,000, because of increased revenues of $164,000, which exceeded the $55,000 increase in expenses related to these activities.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $147,000 in the second quarter of 1997 compared to the first quarter of 1996, primarily due to the additional indebtedness related to the refinancing of the Royal Sonesta Hotel Boston (Cambridge) and the additional loan for Sonesta Beach Resort Anguilla (see Note 4--Long-term Debt).

Interest income decreased by $25,000 in the three month period ending June 30, 1997, compared to the same period last year, primarily due to a $137,000 decrease in interest recorded on the Key Biscayne notes receivable partially offset by higher interest income on the Company's cash balances and interest income on the loans to the owner of Sonesta Beach Resort, Sharm El Sheikh (see
Note 2--Long-term Receivables and Advances).

In the second quarter of 1996 the Company recorded equity in net income of hotels of $265,000, which consisted of $617,000 income from a hotel project in New York City, partially offset by the Company's share of the losses of Sonesta Beach Hotel & Casino, Curacao of $352,000. The Company owns a 22% equity interest in the Curacao hotel.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997 the Company refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge). The net proceeds of this refinancing were approximately $5,357,000, of which $1,040,000 is held in escrow by the lender at June 30, 1997 for certain improvements to the hotel. These escrow funds are included in Other long-term assets at June 30, 1997.

The Company increased the mortgage loan on the Sonesta Beach Resort Anguilla by $1,700,000 in March 1997. These funds were used to partially finance improvements to the resort made during the winter of 1996/97.

The Company believes that its present cash balances, plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1997, will be more than adequate to meet all of its obligations.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes for the 1996 six-month period was higher than the statutory rate due to certain losses from the Company's foreign subsidiary which operated the Sonesta Beach Resort Anguilla, B.W.I., which were not deductible for U.S. income taxes.


                           PART II - Other Information


Item Numbers 1, 2, 3, 4, 5 and 6


Not applicable during the quarter ended June 30, 1997.

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

                DATE: August 13, 1997