Form 10-K/A
period 1996-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-09-15
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A, NO. 1

(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1996       Commission file number 0-9032

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

           Securities registered pursuant to Section 12(g) of the Act:

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 21, 1997 was $ 5,648,104.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 21, 1997 was: 2,067,237

--------------------------------------------------------------------------------
                                       2

Item 1.    Business

This amendment is being filed to provide additional information regarding certain accounting and disclosure items in the Form 10-K filed by Sonesta International Hotels Corporation on March 28, 1997, in response to questions by the Commission.

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

     In December 1994, Company subsidiaries entered into agreements to acquire a 50% interest in a partnership to develop a beach resort and casino in Guanacaste, Costa Rica. In March 1997, the Company notified its partner that it was terminating its participation in that project, as allowed by and pursuant to the partnership agreements. The Company's decision was based on the delay that had occurred in the development of the project, in particular with regard to securing financing for the project. After certain deadlines expired by which the Company and its partner had anticipated that financing would be arranged, the Company decided to terminate its commitment to this project, and make its financial resources available for other development opportunities. The Company has advanced $563,000 to the project, which is in part secured by a mortgage on the hotel site. The Company expects to fully recover this receivable.

     In December 1994, Company subsidiaries entered into a partnership through which it acquired a 50% interest in a building in New York City, with the intent to develop a hotel. In July 1996, the Company liquidated its investment, and received a payment of $5,792,000, which consisted of its cash investment of $5,175,000, and distribution of income of $617,000. The Company terminated its involvement in this project because it determined that the lack of available financing and the anticipated cost of the project did not make it a suitable project for the Company.

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

Additional hotel information with regard to owned and managed hotels is provided as follows:

Table A This table discloses for owned and leased hotels the number of guestrooms, the year the hotel was acquired (Anguilla) or built (Cambridge and New Orleans), total annual revenues and revenues per available room. Please note that the Boston (Cambridge) hotel was originally built as a 200-room hotel, and was expanded in 1984. The Sonesta Beach Resort Anguilla was originally developed in 1991-1992; it was purchased by the Company in 1995 following severe damage from Hurricane Luis and was reopened on January 18, 1996.

TABLE A: OWNED AND LEASED HOTELS

                                                                             TOTAL REVENUES (in thousands)
                                                       YEAR       NUMBER
HOTEL                                                 OPENED     OF ROOMS    1996     1995      1994
Sonesta Beach Resort Anguilla, B.W.I.       Owned      1996         90     $ 2,717  $  -      $  -
Royal Sonesta Hotel Boston (Cambridge)      Owned   1963/1984      400      22,891   20,969    19,765
Royal Sonesta Hotel New Orleans             Leased     1969        500      30,802   29,318    28,615

                                                                             TOTAL REVENUES PER AVAILABLE
                                                                                   ROOM, PER DAY


HOTEL                                                                          1996     1995      1994
Sonesta Beach Resort Anguilla, B.W.I.       Owned      1996         90        $  87     $  -      $  -
Royal Sonesta Hotel Boston (Cambridge)      Owned   1963/1984      400          156      144       135
Royal Sonesta Hotel New Orleans             Leased     1969        500          168      161       157




Table B: This table provides for managed properties, by region: number of hotels, total number of rooms and total revenues.

TABLE B:  HOTELS OPERATED UNDER MANAGEMENT AGREEMENTS

                       NUMBER OF HOTELS / ROOMS                       TOTAL REVENUES ( in thousands )

                   1996             1995            1994             1996         1995       1994


United States   2 / 535         2 / 535          1 / 292          $ 33,284     $27,850    $20,107
Caribbean       2 / 648         2 / 648          2 / 648            42,925      39,266     42,562
Egypt           8 / 1,041       7 / 969          7 / 969            30,992      26,366     21,594
               ----------      ----------       ----------        --------     -------    --------
 Total         12 / 2,224      11 / 2,152       10 / 1,909        $107,201     $93,482    $84,263

It is the Company's policy to treat financial information reported by its managed hotels as proprietary information, and, therefore, it is not made public.

The Sonesta Beach Resort Key Biscayne is operated by the Company under a long-term management agreement. The Company has outstanding notes receivables from the owner of the hotel related to the sale of the property by the Company in 1984 and because of advances made by the Company during 1993 and 1994, after the hotel was severely damaged by Hurricane Andrew. The Company's total receivable recorded at December 31, 1996 was $12,313,000. Of these receivables, an amount of $7,306,000 is due on December 31, 1997. The Company and the owner are currently discussing the repayment of the loans due at December 31, 1997. The alternative solutions being discussed include repayment of the loans with new loan proceeds or sale proceeds, acquisition of the resort by the Company, or an extension of the current loan agreements. The Company's receivables are subordinate to a first mortgage of $22,431,000. The Company believes that all amounts due from the hotel will be realized based on its assessment of the value of the hotel, which in its opinion exceeds the amount of the first mortgage and the Company's total receivable recorded at December 31, 1997, of $12,313,000. Management bases this belief on its evaluation of sales of comparable hotel properties in the recent past, and the cash flow generated by the resort.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SONESTA INTERNATIONAL HOTELS CORPORATION
                  (Registrant)



By: /s/ ________________________________             Date:  September 15, 1997
         Boy van Riel
         Vice President and Treasurer