Form 10-Q
period 1997-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1997-11-07
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________  to  ____________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             ------------------------------------------------------
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
Yes      No X            (See Form 12b-25 filed June 30, 1997)
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                    as of November 5, 1997 -- $.80 par value,
                               Class A - 2,068,215

                                                                       FORM 10-Q
                     Part I - Item 1. Financial Information

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1997 (Unaudited) and December 31, 1996

                                                                             (in thousands)
                                                                 --------------------------------
                                                                    September 30      December 31
                                                                      1997              1996
                                                                 ----------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 3,376                  $ 3,692
  Accounts and notes receivables:
       Trade, less allowance of $96,000
         ($108,000 at December 31, 1996) for doubtful accounts     6,679                    6,049
        Interest receivable                                          292                      140
        Other                                                        659                      821
                                                                 -------                  -------
                 Total accounts and notes receivable               7,630                    7,010
  Current portion of deferred taxes                                  273                      317
  Inventories                                                        658                      852
  Prepaid expenses                                                 1,461                    1,040
                                                                 -------                  -------
                  Total current assets                            13,398                   12,911

Long-term receivables and advances                                15,085                   13,567

Investments in hotels                                               --                        563

Other long-term assets                                             1,576                     --

Property and equipment, at cost:
   Land                                                            2,942                    2,877
   Buildings                                                      40,098                   37,792
   Furniture and equipment                                        21,069                   17,319
   Leasehold improvements                                          3,235                    3,140
   Projects in progress                                             --                      2,036
                                                                 -------                  -------
                                                                  67,344                   63,164
Less accumulated depreciation and
       amortization                                               24,730                   21,234
                                                                 -------                  -------
              Net property and equipment                          42,614                   41,930
                                                                 -------                  -------
                                                                 $72,673                  $68,971
                                                                 =======                  =======

See accompanying notes to consolidated financial statements

                                                                      FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1997 (Unaudited) and December 31, 1996

                                                                        (in thousands)
                                                                 ------------------------------
                                                                   September  30    December 31
                                                                       1997            1996
                                                                 ---------------    -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
          capitalized lease obligations                          $    964            $  1,005
     Accounts payable                                               2,694               5,484
     Advance deposits                                               1,579               2,324
     Federal, foreign and state income taxes                          306                 706
     Accrued liabilities:
         Salaries and wages                                         1,419               1,775
         Rentals                                                    4,145               5,031
         Interest                                                     215                  23
         Employee benefits                                          1,290                 567
         Other                                                      1,950               1,007
                                                                 --------            --------
                  Total accrued liabilities                         9,019               8,403
                                                                 --------            --------
                  Total current liabilities                        14,562              17,922

Long-term debt                                                     30,803              23,795

Deferred federal and state income taxes                             2,571               2,282

Other non-current liabilities                                         786               1,526

Commitments and contingencies

Redeemable preferred stock, $25 par value, at
    redemption value                                                  294                 294

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value                    3,488               3,488
    Retained earnings                                              28,295              27,790
    Treasury shares--982,873 at cost                               (8,126)             (8,126)
                                                                 --------            --------
              Total common stockholders' equity                    23,657              23,152
                                                                 --------            --------
                                                                 $ 72,673            $ 68,971
                                                                 ========            ========

See accompanying notes to consolidated financial statements

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                      -------------            ------------
                                     1997        1996         1997        1996
                                     ----        ----         ----        ----
Revenues:
     Rooms                           $  9,020    $  8,702    $ 29,742    $ 26,756
     Food and beverage                  3,083       3,445      11,733      10,667
     Management, license and
         service fees                   1,750       1,434       5,363       4,571
     Other                              1,441       1,265       4,032       3,788
                                     --------    --------    --------    --------
                                       15,294      14,846      50,870      45,782
                                     --------    --------    --------    --------
Costs and expenses:
     Costs and operating expenses       6,531       6,592      20,664      19,598
     Advertising and promotion          1,386       1,422       4,216       4,178
     Administrative and general         2,839       2,886       8,984       8,395
     Human resources                      424         404       1,232       1,109
     Maintenance                        1,167       1,139       3,673       3,500
     Rentals                              638         771       4,851       3,971
     Property taxes                       295         275         887         627
     Depreciation and amortization      1,227       1,063       3,509       3,091
                                     --------    --------    --------    --------
                                       14,507      14,552      48,016      44,469
                                     --------    --------    --------    --------
Operating income                          787         294       2,854       1,313

Other income (deductions):
     Interest expense                    (709)       (518)     (2,152)     (1,586)
     Interest income                      276         316         765         900
     Foreign exchange gain (loss)           1           2          (1)       --
     Equity in net loss of hotels        --          (338)       --           (89)
     Gain on sales of assets                1        --             7         209
                                     --------    --------    --------    --------
                                         (431)       (538)     (1,381)       (566)
                                     --------    --------    --------    --------

Income  (loss) before income taxes        356        (244)      1,473         747
Federal, foreign and state income
     tax provision  (benefit)             141        (230)        648         658
                                     --------    --------    --------    --------
Net income (loss)                         215         (14)        825          89
Retained earnings at beginning
     of period                         28,084      28,022      27,790      28,235
Cash dividends on preferred stock          (4)         (4)        (10)        (10)
Cash dividends on common stock           --          --          (310)       (310)
                                     --------    --------    --------    --------
Retained earnings at end of period   $ 28,295    $ 28,004    $ 28,295    $ 28,004
                                     ========    ========    ========    ========

Earnings per share of common stock   $    .10    $   (.01)   $    .39    $    .04
                                     ========    ========    ========    ========
Weighted average number of shares
   outstanding                          2,068       2,070       2,068       2,070
                                     ========    ========    ========    ========

See accompanying notes to consolidated financial statements

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                          (in thousands)
                                                                      -----------------------------
                                                                        Nine Months Ended Sept 30
                                                                        1997                1996
                                                                      ----------          ---------
Cash provided  (used) by operating activities
     Net income                                                       $   825             $    89
Items not (providing) requiring cash
          Foreign exchange loss                                             1                --
          Pension expense                                                 478                 561
          Depreciation and amortization                                 3,509               3,091
          Deferred federal income taxes                                   333                  22
          Amortization of loan costs                                       61                --
          Deferred interest income                                       --                  (412)
          Net gain on sales of assets                                      (7)               (209)
          Provision for doubtful accounts                                  29                  28
          Equity in net loss of hotels                                   --                    89
     Changes in assets and liabilities
          Accounts and notes receivable                                  (323)               (994)
          Inventories                                                     194                 (60)
          Prepaid expenses                                               (427)               (825)
          Advance deposits                                               (745)                171
          Accounts payable                                             (2,480)             (1,538)
          Federal, foreign and state income taxes                        (400)                 74
          Accrued liabilities                                            (556)             (2,245)
                                                                      -------             -------
             Cash provided (used) by operating activities                 492              (2,158)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                         10                  57
     Expenditures for property and equipment                           (4,197)             (3,580)
     Cash in escrow                                                    (1,887)               --
     Cash reimbursed from escrow                                          840                --
     Investments in hotels                                               --                  (103)
     Proceeds from sale of investment in hotel                           --                 5,792
     New loans and advances                                            (2,283)               (137)
     Payments received on long-term receivables and advances              843               1,551
                                                                      -------             -------
        Cash provided (used) by investing activities                   (6,674)              3,580

                                                                       Form 10-Q

                                                                        (in thousands)
                                                                 ------------------------------
                                                                   Nine Months Ended Sept 30
                                                                    1997               1996
                                                                 ------------------------------
Cash provided (used) by financing activities
     Changes in notes payable                                        --                  (562)
     Proceeds from issuance of long-term debt                      24,580                --
     Costs of financing                                              (423)               --
     Payments on long-term debt                                   (17,619)               (962)
     Payments on capitalized lease obligations                        (40)                (61)
     Purchase of common stock                                         --                  (22)
     Cash dividends paid                                             (631)               (631)
                                                                 --------            --------
Cash provided (used) by financing activities                        5,867              (2,238)
     Loss from effect of exchange rate changes on cash                 (1)               --
                                                                 --------            --------
Net decrease in cash                                                 (316)               (816)
                                                                 --------            --------
Cash and cash equivalents at beginning of period                    3,692               3,370
                                                                 --------            --------
Cash and cash equivalents at end of period                       $  3,376            $  2,554
                                                                 ========            ========


         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1997 nine-month period and the 1996 nine-month period was approximately $1,960,000 and $1,598,000, respectively. Cash paid for income taxes in the 1997 and 1996 nine-month periods was approximately $715,000 and $562,000, respectively.

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial position of the Company at September 30, 1997 and December 31, 1996, and the results of its operations for the nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996, and should be read in conjunction with the 1996 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

The Sonesta St. George Hotel Luxor, Egypt, opened in October 1997. The 220 room full-service hotel is operated by the Company under a long-term management agreement, under which it will receive management fees based on revenues, and incentive fees based on operating profits, as defined in the agreement. The company is committed to loan $250,000 to the owner of the hotel for working capital, as part of the agreements.

In January 1997, Company subsidiaries refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) (see also Note 4--Long-term debt).

During the first quarter of 1997, the Company loaned $1,000,000 to the owner of the Sonesta Hotel Cairo, Egypt, to partially finance improvements to the hotel which include additional rooms. The owner of the hotel also agreed to extend the management agreement until May 2012. The original agreement was to expire in 2002, and the owner had the right to convert the agreement to a license agreement as of 1997, which would have reduced the Company's management fee income.

In December 1994, Company subsidiaries entered into agreements to acquire a 50% interest in a partnership to develop a 320-room beach resort and casino in Guanacaste, Costa Rica. The Company has advanced $563,000, to acquire the hotel site and for other project-related expenses, which is in part secured by a mortgage on the hotel site. As permitted under the partnership agreements, in March 1997 the Company notified its partner that it does not intend to proceed with the project. The Company expects to fully recover its investment, which is included in Long-term receivables and advances--other at September 30, 1997.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods if there is a change to the previously reported amount. Statement 128 is not expected to have any effect on the calculation of the Company's earnings per share.

2.       Long-Term Receivables and Advances

                                                                          (in thousands)
                                                                ------------------------------------
                                                                September 30,         December 31,
                                                                     1997                 1996
                                                                -------------      -----------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly and
       3-1/2% deferred until  maturity)
       due 12/31/97 (a)                                           $5,000                $5,000
    Deferred interest receivable  (a)                              2,306                 2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple
       interest due 12/31/04, net of
       $5,500,000 reserve (a)                                      1,000                 1,000
    Loans to owner (b)                                             3,254                 4,007
Sharm El Sheikh (c)                                                   --                    10
Sharm El Sheikh (d)                                                1,000                   500
Cairo, Egypt, net of discount (e)                                    851                    --
Other                                                              2,079                   781
                                                                 --------              --------
        Total long-term receivables                               15,490                13,604
        Less:  current portion                                       405                    37
                                                                 --------              --------
        Net long-term receivables                                $15,085               $13,567
                                                                 ========              ========

 (a) The Company's mortgage notes receivables are subordinate to a first mortgage of $22,431,000 at September 30, 1997. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992. The Company's total receivable recorded at September 30, 1997 was $ 11,560,000 (see also (b) below). Of these receivables, an amount of $7,306,000 is due on December 31, 1997. The Company and the owner are currently discussing the repayment of the loans due at December 31, 1997. The alternative solutions being discussed include repayment of the loans with new loan proceeds or sale proceeds, acquisition of the resort by the Company, or an extension of the current loan agreements. The Company believes that all amounts due from the hotel will be realized based on its

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         assessment of the value of the hotel, which in its opinion exceeds the amount of the first mortgage and the Company's total receivable recorded at September 30, 1997, of $11,560,000. Management bases this belief on its evaluation of sales of comparable hotel properties in the recent past, and the cash flow generated by the resort.

 (b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the resorts owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate (8 1/2% at September 30, 1997) to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon, is secured by second and third mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage loan interest, and a payment to the resort owner equal to 3/4 of 1% of revenues of the resort.

(c) A subsidiary of the Company loaned $800,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh which opened in May 1994. The principal balance of this loan has been repaid in full.

(d) The Company has agreed to loan $1,500,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, to finance certain improvements to the resort, including construction of 160 additional guestrooms, conference and other hotel facilities. The loan bears interest at the prime rate (8 1/2% at September 30, 1997) with repayment in eight annual installments of $187,500, together with interest, commencing January 1, 1998. At September 30, 1997, the Company has advanced $1,000,000, and the remaining $500,000 will be advanced once the improvements are substantially completed.

(e) This loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with two payments of $330,000 each on March 1, 1998 and 1999, and a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

3.       Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1998. This line of credit bears interest at the prime rate (8 1/2% at September 30, 1997). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1997.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 1997. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8 1/2% at September 30, 1997) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was outstanding under this line at September 30, 1997. The Company expects this line to be renewed.

A foreign subsidiary had an operating line of credit of $500,000, which the Company cancelled in August 1997.

4.       Long-Term Debt

                                                                       (in thousands)
                                                            -----------------------------------
                                                                September 30,              December 31,
                                                                    1997                       1996
                                                             --------------------       --------------------
Charterhouse of Cambridge Trust:
  First mortgage notes (a)                                   $22,529                           $17,068
Sonesta Hotels of Anguilla, Ltd:
  First mortgage notes (b)                                     6,190                             4,690
  Note from Seller (c)                                           800                               800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                                           2,000                             2,000
Other                                                            188                               188
                                                             --------                          --------
                                                              31,707                            24,746
Less current portion of long-term debt                           904                               951
                                                             --------                          --------
Total long-term debt                                         $30,803                           $23,795
                                                             ========                          ========

(a) The mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) was refinanced in January 1997. The new loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $22,053,000 at September 30, 1997. The interest rate on the new loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed during the first three years of the loan.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $13,457,000 at September 30, 1997. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan was increased by $1,700,000 in March 1997 to partially finance improvements to the resort made during the winter of 1996/97. Principal payments for 1997 and 1998 were reduced by $500,000, after the Company in August 1997 agreed to cancel the operating line of credit it had with the same lender (see Note 3 - Borrowing Arrangements). The loan requires minimum principal payments of $400,000, $725,000, $3,965,000, and $1,100,000 in the years 1998, 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at September 30, 1997 was 7.9%.

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

(d) This loan matures June 30, 1998. No principal payments are required during the term. The interest rate was 9 3/4% at September 30, 1997, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Resort & Casino, Curacao.

5.       Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                           (in thousands)
                                               ----------------------------------------------------------
                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30,
                                               1997                1996                1997         1996
                                               ----                ----                ----         ----
Direct departmental costs
    Rooms                                     $2,356             $2,354             $7,157          $6,753
    Food and beverage                          2,803              2,938              9,363           8,962
    Heat, light and power                        594                595              1,803           1,718
    Other                                        778                705              2,341           2,165
                                             -------            -------           ---------       --------
                                              $6,531             $6,592            $20,664         $19,598
                                             =======            =======           =========       ========


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6.       Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                            (in thousands)
                                  ---------------------------------
                                   Nine  Months  Ended September 30
                                     1997                  1996
                                  ------------         -----------

Deferred federal income tax          $ 333                 $  22
Current federal income tax             125                   330
Current foreign income tax              59                   119
Current state income tax               131                   187
                                     -----                 -----
                                     $ 648                 $ 658
                                     =====                 =====

                                                                       FORM 10-Q

                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FIRST NINE MONTHS 1997 COMPARED TO 1996

REVENUES

Total revenues for the nine month period ended September 30, 1997 were $50,870,000 compared to $45,782,000 in 1996, an increase of approximately $5,088,000.

The Company's Sonesta Beach Resort Anguilla, which opened January 18, 1996, had an increase in revenues of $1,398,000 during the nine month period ending September 30, 1997 compared to the same period in 1996. In the first nine months of 1997, its second year of operations, the hotel increased occupancy levels by 16% and average room rates by 33%. The Company's Boston (Cambridge) hotel had increased revenues in the 1997 period of approximately $1,653,000, primarily because of an 12% increase in average room rates and increased food and beverage revenues. The Company's New Orleans hotel had increased revenues of $1,137,000 in the nine month period ended September 30, 1997 compared to 1996, primarily due to a 6% increase in average room rates and increased food and beverage revenues. The remaining revenue increase of $900,000 was primarily from increases in management and service fee income, in particular from the Company's management activities in Egypt.

OPERATING INCOME

Operating income for the nine month period ended September 30, 1997 was $2,854,000 compared to operating income of $1,313,000 in the same period in 1996, an increase of approximately $1,541,000.

The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had a decrease in its operating loss during the 1997 nine month period of $844,000 compared to 1996. This was primarily due to increased revenues of $1,398,000. The Royal Sonesta Boston (Cambridge) had an increase in its operating income during the 1997 nine month period of $466,000 compared to 1996. Increased revenues of $1,653,000 were partially offset by an increase in operating expenses of $1,187,000. The Royal Sonesta New Orleans experienced a decrease in operating income of $211,000 in 1997 compared to 1996. Increases in expenses, primarily increased rent expense of $792,000 and increases in cost and operating expenses of $428,000 were partially offset by revenue increases of $1,137,000 during the nine month period. Operating loss from management and other activities decreased by $442,000, because of increased revenues of $900,000, which exceeded the $458,000 increase in expenses related to these activities.


OTHER INCOME (DEDUCTIONS)

Interest expense increased by $566,000 in the first nine months of 1997 compared to the 1996 period, primarily due to the additional indebtedness related to the refinancing of the Royal Sonesta Hotel Boston (Cambridge) and the additional loan for the Sonesta Beach Resort, Anguilla (see Note 4 -- Long-Term Debt).

                                                                       Form 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Interest income decreased by $135,000 in the nine period ending September 30, 1997, compared to the same period last year, primarily due to a $412,500 decrease in interest recorded on the Company's Key Biscayne notes receivable, partially offset by higher interest income on the Company's cash balances, and interest income from the loans to the owner of Sonesta Beach Resort, Sharm El Sheikh (see Note 2 -- Long term Receivables and Advances).

Equity in net loss of hotels in the 1996 period of $89,000 included $617,000 income from a hotel project in New York City, partially offset by the Company's share of the losses of $706,000 of Sonesta Beach Hotel and Casino, Curacao, in which the Company has a 22% equity interest. The Company is not required to fund its share of the losses in excess of its $2,000,000 equity investment.

In the first quarter of 1996 the Company recorded a gain on sale of $175,000 resulting from a reduction of accrued costs related to the sale in a prior year of certain assets in Cambridge, Massachusetts.


THIRD QUARTER 1997 COMPARED TO 1996

Total revenues for the third quarter ended September 30, 1997 were $15,294,000 compared to $14,846,000 in 1996, an increase of approximately $448,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of $649,000 in the third quarter of 1997 compared to 1996 primarily due to a 15% increase in average room rate. The Royal Sonesta Hotel New Orleans had a decrease in revenues of $698,000 in the 1997 quarter compared to 1996, due to a 7% decrease in occupancy levels and a decrease in food and beverage revenues. The Company's Sonesta Beach Resort Anguilla, which opened January 18, 1996, had an increase in revenues of $176,000 in the 1997 quarter compared to the 1996 quarter. Revenues from management activities and other sources increased by $321,000 in the 1997 period compared to 1996, primarily because of increases in management and service fee income.


OPERATING INCOME

Operating income for the third quarter ended September 30, 1997, was $787,000, compared to $294,000 in 1996, an increase of approximately $493,000.

The Royal Sonesta Boston (Cambridge) had an increase in its operating income during the third quarter of $365,000 compared to 1996. Increases in revenues of $649,000 were partially offset by increased expenses of $284,000. The Company's Sonesta Beach Resort Anguilla, which opened on January 18, 1996, had a decrease in its operating loss during the third quarter of $201,000 compared to 1996. This was primarily due to increased revenues of $176,000. The Royal Sonesta New Orleans experienced a decrease in operating income of $217,000 in 1997 compared to 1996 as revenue decreases of $698,000 during the quarter were offset by decreases in expense of $481,000. This decrease in expense consisted primarily of a decrease in rent expense of $170,000, and decreases in cost and operating expenses of $147,000. Operating loss from management and other activities decreased by $144,000, because of increased revenues of $321,000, which exceeded the $177,000 increase in expenses related to these activities.

                                                                       Form 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER INCOME (DEDUCTIONS)

Interest expense increased by $191,000 in the third quarter of 1997 compared to the third quarter of 1996, primarily due to the additional indebtedness related to the refinancing of the Royal Sonesta Hotel Boston (Cambridge) and the additional loan for Sonesta Beach Resort Anguilla (see Note 4 -- Long-term
Debt).

Interest income decreased by $40,000 in the three month period ending September 30, 1997, compared to the same period last year, primarily due to a $137,500 decrease in interest recorded on the Key Biscayne notes receivable partially offset by higher interest income on the Company's cash balances and interest income on the loans to the owner of Sonesta Beach Resort, Sharm El Sheikh (see
Note 2 -- Long-term Receivables and Advances).

In the third quarter of 1996 the Company recorded equity in net loss of hotels of $338,000, which represented the Company's share of the losses of Sonesta Beach Hotel & Casino, Curacao. The Company owns a 22% equity interest in the Curacao hotel.


LIQUIDITY AND CAPITAL RESOURCES

In January 1997 the Company refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge). The net proceeds of this refinancing were approximately $5,357,000, of which $1,040,000 is held in escrow by the lender at September 30, 1997 for certain improvements to the hotel. These escrow funds are included in Other long-term assets at September 30, 1997.

The Company increased the mortgage loan on the Sonesta Beach Resort Anguilla by $1,700,000 in March 1997. These funds were used to partially finance improvements to the resort made during the winter of 1996/97. Principal repayments due on September 1, 1997 and March 1, 1998 under the mortgage loans on Sonesta Anguilla (see Note 4 -- Long-term Debt) were reduced by $500,000 by the Lender. To achieve this, the Company agreed to the cancellation of a $500,000 line of credit it had with the same Lender.

The Company is committed to loan an additional amount of $500,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, Egypt, once certain improvements to the resort are completed (See Note 2 (d) - Long-Term Receivables and Advances).

The Company entered into agreements to operate a hotel in Miami Beach, Florida. The Company is committed to loan up to $4,150,000 to the hotel, once the hotel is substantially ready for opening, which is expected to be in late 1999.

The Company had a working capital deficit of $1,164,000 at September 30, 1997. This was primarily caused by accrued percentage rent of $4,144,000 for the nine month period ending September 30, 1997, related to the Royal Sonesta Hotel New Orleans. This rent is payable in March 1998, and will be paid from cash generated during the remainder of the year, available cash balances and borrowings under its lines of credit, if necessary.

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

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes for the 1996 nine month period was higher than the statutory rate due to certain losses from the Company's foreign subsidiary which operated the Sonesta Beach Resort Anguilla, B.W.I., which were not deductible for U.S. income taxes.




                           PART II - Other Information


Item Numbers 1, 2, 3, 4, 5 and 6


Not applicable during the quarter ended September 30, 1997.

                                                                       FORM 10-Q




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


       SONESTA INTERNATIONAL HOTELS CORPORATION

       By:  _________________________________________________
            Boy van Riel
            Vice President and Treasurer

            (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

       DATE:   November 7, 1997