Form 10-K
period 1997-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1998-03-27
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                    -----------------------------------------
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

                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                    Name of each exchange on which registered

Class A Common Stock
$ .80 par value                                          NASDAQ

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

                      See Form 12b-25 filed June 30, 1997.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 16, 1998 was $9,780,507.

         The number of shares outstanding of the registrant's common stock as of the close of business on March 16, 1998 was 2,068,215.

Documents incorporated by reference

         1. Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.

         2. Portions of the proxy statement for the 1998 annual meeting of stockholders are incorporated by reference into Part III.

         An Index to Exhibits appears on pages 12 through 20 of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

(a) General Development of Business: The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; New Orleans, Louisiana; and Cairo, Luxor, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company has paid $2 million for a 22% ownership interest in the hotel and casino it operates under a management contract in Curacao, Netherlands Antilles. The Company has entered into management agreements to operate new hotels being created in Miami Beach; Taba and Nuweiba, Egypt; and Manama, Bahrain; the Manama hotel is expected to open later this year, the other projects are scheduled to open in 1999 or 2000. The Company also licenses the use of the Sonesta name to two operating hotels in Aruba. The Company terminated contracts under which it operated two properties in Hurghada, Egypt, effective in early January 1998; and a license agreement for a hotel in Santiago, Chile was terminated effective at the end of February 1998. In November 1995, the Company acquired the 100-room resort in Anguilla, B.W.I., known as Casablanca Resort, which at that time was closed due to damage from Hurricane Luis, in September 1995. (For details of this transaction, reference is made to Note 2-Operations, on page 13 of the 1997 Annual Report to Shareholders.) In December 1994 the Company entered into two partnerships: one involving an 82-room hotel in Soho, New York; the other to create a 320-room resort in Costa Rica. In July, 1996, the Company liquidated its investment in the Soho project, and in March 1997 the Company notified its partner in the Costa Rica project that it was terminating its participation in that project. Through a foreclosure procedure the Company now owns the resort site in Costa Rica.

(b)      Not applicable.

(c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity.

         The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1997, the Company made capital expenditures for its hotels totaling approximately $13,700,000.

         The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

Item 1.  Business

         The Company has approximately 1,538 employees. Approximately 256 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

         The following table provides total revenues, annual occupancy percentage, average room rate and revenue per available room ("REVPAR") for the Company's owned and leased properties for the years 1997, 1996 and 1995. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year. The Sonesta Beach Resort Anguilla was acquired by the Company in November 1995 and opened on January 18, 1996.

                                                                                                    TOTAL
                                                NUMBER OF     YEAR BUILT                           REVENUES
HOTEL                                             ROOMS       OR ACQUIRED                       (in thousands)
-----                                             -----       -----------      -------------------------------------------------
                                                                                     1997            1996            1995
                                                                                     ----            ----            ----
Sonesta Beach Resort Anguilla,       Owned         100           1995               $4,071          $2,717            --
B.W.I.
Royal Sonesta Hotel Boston           Owned         400         1963/1984            25,521          22,891          $20,969
(Cambridge)
Royal Sonesta Hotel New Orleans      Leased        500           1969               31,491          30,802           29,318


                                                  AVERAGE                                          AVERAGE
                                                 OCCUPANCY                                          DAILY
                                                 PERCENTAGE                                         RATE
                                  -----------------------------------------    ------------------------------------------------
HOTEL                                 1997          1996          1995              1997             1996           1995
-----                                 ----          ----          ----              ----             ----           ----
Sonesta Beach Resort Anguilla,        48.8%         39.3%         --                $192             $147            --
B.W.I.
Royal Sonesta Hotel Boston            76.2%         76.5%        76.2%               144              127           $118
(Cambridge)
Royal Sonesta Hotel New Orleans       79.1%         80.5%        79.6%               147              141            136


                                                      "REVPAR"
                                         ------------------------------------
HOTEL                                        1997        1996       1995
-----                                        ----        ----       ----
Sonesta Beach Resort Anguilla, B.W.I.        $ 94        $ 58        --
Royal Sonesta Hotel Boston (Cambridge)        109          97       $ 90
Royal Sonesta Hotel New Orleans               117         114        108

Item 1.  Business

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

         For revenues by class of service for the three years ended December 31, 1997, reference is made to the Consolidated Statements of Operations which appears on page 7 of the 1997 Annual Report to Shareholders.

(d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 13 through 15 of the 1997 Annual Report to Shareholders.

Item 2.  Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 6 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 16 and 17 of the Company's 1997 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Anguilla property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; Key Biscayne, Florida; New Orleans, Louisiana; and Cairo, Luxor, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company's hotel and casino on the island of Curacao is operated under a management contract, and the Company has invested $2 million for a 22% ownership interest in that property. The company has granted licenses for the use of its name to two hotels in Aruba.

In December 1994, the Company entered into two partnerships: one of the partnerships was formed to acquire and develop as a hotel, including retail space, a building in the SoHo district of New York; the other partnership was formed to acquire a beachfront hotel site in Guanacaste, Costa Rica on which the partnership intended to develop a 320-room resort and casino. The Company liquidated its investment in the Soho project in July 1996. The Company notified its development partner that it did not intend to proceed with the Costa Rica project, in which a Company subsidiary was a 50% partner, triggering the repayment of certain funds advanced by the Company and secured by a mortgage. Those funds were not repaid and the Company foreclosed on the mortgage and now holds fee ownership of the development site in Costa Rica.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

Item 3.  Legal Proceedings

A wholly-owned subsidiary of the Company, Sonesta Hotels of Anguilla Limited ("SHAL"), and two executive officers of the Company were named as defendants in a lawsuit filed in October, 1997, in Anguilla, B.W.I., by the former owner of the resort hotel in Anguilla which the subsidiary purchased in November 1995 (the "Resort"), and the principals of that entity. The Statement of Claim in this lawsuit, which was substantially amended in January 1998, alleges, inter alia, that the defendants have not complied with certain "implied terms" of the agreements between them and with the terms of an alleged oral agreement. The plaintiffs in this action are seeking relief from their contractual obligations, entitlement to certain financial benefits, and certain equitable relief. In late February 1998 defendants filed a "Defense and Counterclaim" to plaintiffs' "Amended Statement of Claim". The parties have engaged in settlement discussions which to date have not been fruitful. In the absence of a settlement SHAL expects to vigorously defend against this action, and to vigorously prosecute its counterclaims, and expects a favorable outcome.

In early 1997, SHAL filed a lawsuit in The Court of First Instance, in Curacao, Netherlands Antilles, against the company that was insuring the Resort at the time of Hurricane Luis, in September 1995. In the suit, SHAL seeks to establish its entitlement to business interruption coverage for periods subsequent to the date SHAL acquired ownership of the Resort. The insurer, Ennia Caribe Schade N.V., has taken the position that (1) it has no obligation to fund business losses realized after the date of sale, and (2) the applicable policy does not recognize business losses incurred after the Resort was restored and reopened. The Company expects to vigorously pursue its claims against Ennia Caribe, but it is not able to predict with certainty how this lawsuit will be resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1997.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 2 of the 1997 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1996 and a dividend of $ .15 per share was declared on the Company's common stock in December 1996, but was paid in January 1997. A dividend of $ .15 per share was paid on the Company's common stock in July 1997 and a dividend of $
 .15 per share was declared on the Company's common stock in December 1997, but was paid in January 1998. Other information required by this item is incorporated by reference to the Consolidated Statements of Stockholders' Equity which appears on page 10 of the 1997 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock nor may common stock be purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

Item 6.  Selected Financial Data

Selected Financial Data, on page 2 of the 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

This information is incorporated by reference to pages 3 through 5 of the 1997 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item does not apply to the Company.

Item 8.  Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 13, 1998, are incorporated herein by reference to the 1997 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 5 of the 1997 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

A.       Directors of the Company and Compliance with Section 16 (a)

         The information required by this item is incorporated herein by reference to the proxy statement for the 1998 Annual Meeting of Stockholders.

B.       The Executive Officers of the Company are as follows

                                                                                    Employment History
Name                           Present Position                         Age           1993 to Present
----                           ----------------                         ---           ---------------
Roger P. Sonnabend             Chairman of the Board and Chief          72     Chairman and Chief Executive Officer.
                               Executive Officer

Stephanie Sonnabend            President                                45     Vice President - Marketing until
                                                                               November 1993, then Executive Vice
                                                                               President until January 1, 1996.

Paul Sonnabend                 Chairman of the Executive Committee      70     President until December 31, 1995.
                               and Chief Financial Officer

Stephen Sonnabend              Senior Vice President                    66     Senior Vice President.

Boy van Riel                   Vice President and Treasurer             39     Controller until March 1993, then
                                                                               Vice President & Treasurer.

Peter J. Sonnabend             Vice Chairman, Vice President and        44     Vice President and Secretary until
                               Secretary                                       May 1995.

Christopher Baum               Vice President - Sales & Marketing       44     Vice President - Sales & Marketing.



                                                                                    Employment History
Name                           Present Position                         Age           1993 to Present
----                           ----------------                         ---           ---------------
Michael Levie                  Vice President - Egypt                   37     Vice President & General Manager,
                                                                               Royal Sonesta Hotel, Boston
                                                                               (Cambridge), until January 1996.

Felix Madera                   Vice President - International           49     Vice President & General Manager,
                                                                               Sonesta Beach Resort, Key Biscayne,
                                                                               Florida.

Mary Jane Rosa                 Vice President - Design                  49     Director of Design until January
                                                                               1993, then Vice President - Design.

Jacqueline Sonnabend           Executive Vice President                 43     Vice President - Human Resources
                                                                               until March 1996.

Hans Wandfluh                  Vice President                           63     President & General Manager, Royal
                                                                               Sonesta Hotel, New Orleans,
                                                                               Louisiana.

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

Item 13. Certain Relationships and Related Transactions.

The information required by these items is incorporated by reference to the proxy statement for the 1998 Annual Meeting of Stockholders to be held on May 18, 1998.

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

         3. Financial Statements of significant subsidiary, RIF Resort Hotel, N.V., if available, shall be provided by amendment to this Form 10-K by June 30, 1998, as allowed under Regulation S-X, Rule 3-09.

         4. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)      Reports on Form 8-K filed during the last quarter of 1997:  None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules

Item 14 (a) (1) and (2)                                     References (Page)

                                                          1997 Annual Report to
                                             Form 10-K        Shareholders*
                                             ---------        -------------
Consolidated Balance Sheets
at December 31, 1997 and 1996 ...........                          8-9

For the years ended December 31,
1997, 1996 and 1995:

         Consolidated Statements of
         Operations ..................                              7

         Consolidated Statements of
         Stockholders' Equity ...........                          10

         Consolidated Statements of
         Cash Flows ..........................                     11

         Notes to Consolidated
         Financial Statements .....................              12-20

Consolidated Financial Statement
Schedule for the year ended
December 31, 1997:

II.     Consolidated Valuation and
        Qualifying Accounts  ............       11


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

-------------------------------------------------
*Incorporated by Reference

                             SONESTA INTERNATIONAL HOTELS CORPORATION
                  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             THREE YEARS ENDED DECEMBER 31, 1997


                                                           AMOUNTS         AMOUNTS
                                            BALANCE,       CHARGED      (WRITTEN OFF)          BALANCE,
                                           BEGINNING      (CREDITED)        NET OF              END OF
                                            OF YEAR       TO INCOME       RECOVERIES             YEAR
                                            -------       ---------       ----------             ----
Year Ended December 31, 1995

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances          $ 5,500,000     $     -         $     -           $ 5,500,000
                                          ===========     ==========      ==========        ===========

     Allowance for doubtful accounts      $    84,249     $   26,400      $  (12,748)       $    97,901
                                          ===========     ==========      ==========        ===========

Year Ended December 31, 1996

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances          $ 5,500,000     $     -         $     -           $ 5,500,000
                                          ===========     ==========      ==========        ===========

     Allowance for doubtful accounts      $    97,901     $   37,650      $  (27,577)       $   107,974
                                          ===========     ==========      ==========        ===========

Year Ended December 31, 1997

Deducted from assets:
     Valuation reserve on long-term
        receivables and advances          $ 5,500,000     $     -         $     -           $ 5,500,000
                                          ===========     ==========      ==========        ===========

     Allowance for doubtful accounts      $   107,974     $   26,001      $  (16,317)       $   117,658
                                          ===========     ==========      ==========        ===========

==========================================================================================================

                                   Sonesta International Hotels Corporation

                                              Index to Exhibits

NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
3.1                     Certificate of Incorporation as amended to date. (8)

3.2                     Company By-laws, including all amendments through March
                        16, 1998. (12)

9.1(a) Sonnabend Voting Trust Agreement dated August 1, 1984, providing for the combination of the voting power of stock held by members of the Sonnabend Family. (6)

9.1(b)                  First Amendment dated December 1984 to Sonnabend Voting
                        Trust Agreement (6)

10.1(a)                 "Third Amendment of Mortgage and Security Agreement and
                        Second Amendment of Note" Between Key Biscayne Limited
                        Partnership, Mortgagor ("KBLP") and Florida Sonesta
                        Corporation, Mortgagee ("FSC"), dated February 4, 1994.
                        (10)

10.1(b)                 "Operating Deficit Loan Mortgage Note" ($2,194,005.00)
                        from KBLP to FSC, dated as of December 31, 1993. (10)

10.1(c) "Operating Deficit Loan Mortgage and Security Agreement" between KBLP and FSC, dated February 4, 1994. (10)

10.1(d) "Promissory Note" ($1,576,600.00) from KBLP to FSC, dated February 4, 1994 . (10)

10.1(e)                 "Second Amendment to Management Agreement" dated as of
                        December 31, 1993 between KBLP and FSC. (10)



NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.2(a)                 Renovation Enhancement Agreement, dated February 19,
                        1993, between Florida Sonesta Corporation ("FSC") and
                        Key Biscayne Limited Partnership ("KBLP"). (9)

10.2(b) First Amendment to Renovation Enhancement Agreement, dated May 18, 1993, between FSC and KBLP. (9)

10.3                    Second Renovation Enhancement Agreement, dated April 30,
                        1993, between FSC and KBLP. (9)

10.4(a)                 "Sonesta Loan" agreement, dated April 13, 1993 between
                        FSC and KBLP. (9)

10.4(b)                 First Amendment to "Sonesta Loan" agreement, dated
                        September 29, 1993, between FSC and KBLP. (9)

10.5(a) "Renovation Agreement", dated September 12, 1991, between Florida Sonesta Corporation ("FSC") and Key
                        Biscayne Limited Partnership ("KBLP"). (7)

10.5(b)                 "First Amendment to Management Agreement", dated
                        September 12, 1991, between FSC and KBLP. (7)

10.5(c)                 "Amendment of Note and Second Mortgage", dated September
                        12, 1991, between FSC and KBLP. (7)

10.5(d)                 "Amendment of Note and Third Mortgage", dated September
                        12, 1991, between FSC and KBLP. (7)

10.6(a)                 "1995 Loan Agreement" between Hibernia National Bank
                        ("Hibernia") and Royal Sonesta, Inc. ("Royal Sonesta"), as of January 1, 1995. (10)

10.6(b)                 "Promissory Note" ($5,000,000) from Royal Sonesta to
                        Hibernia, dated "Effective January 1, 1995". (10)






NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.6(c)                 "First Amendment to 1995 Loan Agreement" Between
                        Hibernia and Royal Sonesta, dated December 12, 1994.
                        (10)

10.6(d)                 "Second Amendment to 1995 Loan Agreement" Between                          23-34
                        Hibernia and Royal Sonesta, dated as of December
                        31, 1997.

10.6(e)                 "Second Modification to Promissory Note" Between Hibernia and                25
                        Royal Sonesta, dated as of December 31, 1997.

10.7(a)                 1992 Loan Agreement, dated December 30, 1992, between
                        Royal Sonesta, Inc. and Hibernia National Bank in New
                        Orleans. (8)

10.7(b)                 Promissory Note, dated December 30, 1992 between Royal
                        Sonesta, Inc. and Hibernia National Bank in New Orleans.
                        (8)

10.7(c) Restatement and Continuation of Continuing Guaranty, dated December 30, 1992, between the Registrant and Hibernia National Bank in New Orleans. (8)

10.8(a)                 "Amendment and Restatement of the Amended and Restated
                        Loan Agreement", dated December 23, 1991, between
                        Hibernia National Bank, Royal Sonesta, Inc. and Sonesta
                        International Hotels Corporation. (7)

10.8(b) $2,875,000 Promissory Note, dated December 23, 1991, from Royal Sonesta, Inc. to Hibernia National Bank. (7)

10.9(a) Promissory Note ($22,880,000), dated December 18, 1996, from the Trustees of Charterhouse of Cambridge Trust
                        ("Trust") and Sonesta of Massachusetts, Inc. ("Sonesta
                        Mass") to SunAmerica Life Insurance Company
                        ("SunAmerica"). (13)



NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.9(b)                 Mortgage, Security Agreement, Fixture Filing, Financing
                        Statement and Assignment of Leases and Rents, dated as
                        of December 18, 1996, between Trust and Sonesta Mass,
                        and SunAmerica. (13)

10.9(c)                 Environmental Indemnity Agreement, dated as of December
                        18, 1996, between Trust, Sonesta Mass, and Sonesta
                        International Hotels Corporation ("Sonesta"), and
                        SunAmerica. (13)

10.9(d)                 Escrow Agreement, dated as of December 18, 1996, between
                        Trust and Sonesta Mass, SunAmerica, "Escrow Agent". (13)

10.9(e)                 Replacement Reserve and Security Agreement, dated as of
                        December 18, 1996, between Trust and Sonesta Mass, and
                        SunAmerica. (13)

10.9(f)                 Limited Guaranty Agreement, dated as of December 18,
                        1996, between Sonesta and SunAmerica. (13)

10.10(a)                "Contract of Sale", dated July 11, 1996, between The
                        Soho Hotel Company, L.P. ("Soho") and The Mercer I
                        L.L.C. ("Mercer I"). (13)

10.10(b) "Lease Assignment and Assumption", dated July 11, 1996, between Soho and Mercer I. (13)

10.10(c)                "Assignment and Assumption of Assumed Contracts", dated
                        July 11, 1996, between SoHo and Mercer I. (13)

10.10(d) "Indemnity Agreement", dated July 11, 1996, between Soho and Andre Balazs. (13)

10.11                   "Shareholders Agreement of C.R. Resort Associates
                        Limited", dated December 8, 1994. (10)

10.12(a)                First Amendment to Shareholders Agreement of C.R. Resort
                        Associates Limited, dated September 18, 1996. (13)



NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.12(b)                Agreement, dated September 18, 1996, between El Cacique
                        de Calzon de Pobre, S.A.; Extency Internacional S.A.;
                        Investex, S.A.; Sonesta International Hotels Limited;
                        Sonesta International Hotels Corporation; Costa Rica
                        Resort Associates, S.A. (13)

10.13(a)                Revolving Term Note ($2,000,000) from Sonesta
                        International Hotels Corporation to USTrust, dated
                        September 30, 1995. (12)

10.13(b) Commitment Letter agreement, dated September 28, 1995, between Sonesta International Hotels Corporation and
                        USTrust. (12)

10.14                   Letter Agreement extending the maturity date of the                        26-29
                        Commercial Promissory Note ($2,000,000) from Sonesta
                        International Hotels Corporation to USTrust, dated September
                        30, 1997.

10.15(a)                Loan Agreement dated ($1,000,000), dated December 18,
                        1996, between Masters of Tourism and Sonesta
                        International Hotels Limited. (13)

10.15(b)                (Personal) Guaranty of Hisham Aly, dated as of December
                        18, 1996. (13)

10.16 Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and Sonesta International
                        Hotels Limited (consolidating two (2) outstanding loan balances). (13)

10.17(a)                "Amendment to Loan Agreement", dated April 29, 1997, between               30-33
                        Masters of Tourism and Sonesta International Hotels Limited.

10.17(b)                (Personal) Guaranty of Hisham Aly, dated as of April 29, 1997.             34-37

10.18                   "Third Amendment to Lease" between John Hancock and
                        Sonesta, dated June, 1994. (10)




NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.19                   "Second Amendment to Lease" between John Hancock Mutual
                        Life Insurance Company ("John Hancock") and Sonesta
                        International Hotels Corporation ("Sonesta"), dated
                        March 22, 1994. (10)

10.20                   Indenture of Lease, dated June 26, 1979, between John
                        Hancock Mutual Life Insurance Company and Sonesta
                        International Hotels Corporation. (4)

10.21(a)                Intercreditor, Payment Priority and Lien Priority
                        Agreement, dated as of September 15, 1993, between Sonesta International Hotels Corporation ("Sonesta"),
                        Sonesta Louisiana Hotels Corporation ("SLHC"), 800 Canal
                        Street Limited Partnership (the "Partnership"), and numerous other parties. (9)

10.21(b) Commercial Guaranty, dated September 15, 1993, by SLHC and Sonesta. (9)

10.21(c)                CSDC/Manager Reserve Agreement, dated September 15,
                        1993, between SLHC, the Partnership and Canal Street
                        Development Corporation. (9)

10.22(a)                Manager Advance Agreement, dated as of May 6, 1997, between                38-42
                        SLHC and the Partnership.

10.22(b)                Term Note ($500,000) from the Partnership to SLHC, dated May                 43
                        6, 1997.

10.22(c)                Collateral Note ($650,000) from the Partnership to SLHC,                     44
                        dated May 6, 1997.

10.22(d)                Commercial Guaranty, dated May 6, 1997, between SLHC,                      45-49
                        Sonesta, and First National Bank of Commerce.

10.22(e)                Amended and Restated Intercreditor, Payment Priority and Lien              50-102
                        Priority Agreement, dated as of May 6, 1997, between Sonesta,
                        SLHC, the Partnership, and numerous other parties.



NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.23                   Extension of Lease by Royal Sonesta, Inc., dated August
                        6, 1993. (9)

10.24                   Agreement, dated September 9, 1993, between Royal
                        Sonesta, Inc. and Aetna Life Insurance Company (9)

10.25 Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal Sonesta,
                        Inc. (5)

10.26                   Hotel Lease-Amendment No. 2, dated September 1, 1977,
                        between Chateau Louisiane, Inc. and Royal Sonesta, Inc.
                        (3)

10.27 Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta
                        Corporation. (2)

10.28                   Hotel Lease, dated December 12, 1967, between Chateau
                        Louisiane, Inc., as "Landlord", and The Royal Orleans,
                        Inc., as "Tenant". (1)

10.29(a) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601 (10)
                        (iii) (A))

10.29(b) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601 (10)
                        (iii) (A)).

10.29(c) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601 (10)
                        (iii) (A)).


NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
10.30                   (Letter) Loan Agreement ($2,000,000), dated July 18,
                        1996, between Maduro & Curiel's Bank N.V. and Sonesta
                        Curacao Hotel Corporation N.V. (13)

10.31                   Lease, dated September 21, 1991, between "the Crown" and
                        Casablanca Resorts Development of Anguilla Limited
                        ("CRDAL") (assumed by Sonesta Hotels of Anguilla Limited
                        ("Sonesta Anguilla") in November 1995). (11)

10.32                   Debenture, dated November 28, 1995, between Scotiabank
                        Anguilla Limited and Sonesta Anguilla (11)

10.33                   Debenture ($6,390,000) from Sonesta Hotels of Anguilla
                        Limited to Scotiabank Anguilla Limited, dated December
                        1996 (evidencing additional $1,700,000 loan). (13)

10.34                   Agreement, dated as of March 1, 1996, between CRDAL and
                        Sonesta Anguilla. (13)

10.35                   (Letter) Loan Agreement ($1,000,000), dated February 9,
                        1997, between Sakkara Hotels and Sonesta International
                        Hotels Corporation. (13)

10.36                   (Letter) Lease Agreement, dated June 3, 1996, between
                        Sonesta Hotels of Anguilla, Ltd. and Amsterdam Sonesta
                        Corporation (subsequently renamed Anguilla Hotel
                        Management, Inc.) (13)

10.37                   Loan Agreement, dated July 30, 1997, between Sonesta Miami                103-112
                        Beach Hotel Company, Inc. and Skip Properties N.V.

13                      Annual Report to Security Holders for the calendar year ended             113-133
                        December 31, 1997.

21                      Subsidiaries of the Registrant.                                             134

23                      Consent of Ernst & Young LLP filed herewith.                                135




NUMBER                  DESCRIPTION                                                              PAGE NOS.
------                  -----------                                                              ---------
27                      Financial Data Schedule                                                  136


(1)  Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)  Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)  Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)  Incorporated by reference to the Company's 1979 Report on Form 10-K.
(5)  Incorporated by reference to the Company's 1981 Report on Form 10-K.
(6)  Incorporated by reference to the Company's 1984 Report on Form 10-K.
(7)  Incorporated by reference to the Company's 1991 Report on Form 10-K.
(8)  Incorporated by reference to the Company's 1992 Report on Form 10-K.
(9)  Incorporated by reference to the Company's 1993 Report on Form 10-K.
(10) Incorporated by reference to the Company's 1994 Report on Form 10-K.
(11) Incorporated by reference to the Company's 1995 Report on Form 8-K.
(12) Incorporated by reference to the Company's 1995 Report on Form 10-K.
(13) Incorporated by reference to the Company's 1996 Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
            (Registrant)



By:      /S/                                               Date: March 16, 1998
    -------------------------------------------------
         Boy van Riel
         Vice President and Treasurer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Roger P. Sonnabend
         Chairman of the Board and Chief Executive Officer



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Boy van Riel
         Vice President and Treasurer, Principal
         Financial and Accounting Officer



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Paul Sonnabend
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Peter J. Sonnabend
         Director

By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Stephanie Sonnabend
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Stephen Sonnabend
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         George S. Abrams
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Vernon R. Alden
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Joseph L. Bower
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Lawrence M. Levinson
         Director



By:      /S/                                               Date: March 16, 1998
   --------------------------------------------------
         Jean C. Tempel
         Director