Form 10-Q
period 1998-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1998-05-14
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended March 31, 1998

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEW YORK                                  13-5648107
    ---------------------------------                   -------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


                     200 Clarendon Street, Boston, MA  02116
   --------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-421-5400
  ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X    (see Form 12b-25 filed June 30, 1997)
    -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                      as of May 11, 1998 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q


                     Part I - Item 1. Financial Information
                     --------------------------------------

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1998 (Unaudited) and December 31, 1997
                ------------------------------------------------

                                                                                                    (in thousands)
                                                                                        -------------------------------------
                                                                                            March 31            December 31
                                                                                              1998                  1997
                                                                                        ----------------       --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $    493               $  5,581
  Accounts and notes receivables:
       Trade, less allowance of  $126,000
        ($118,000 at December 31, 1997) for doubtful accounts                                  6,575                  6,549
        Interest receivable                                                                      259                    400
        Other                                                                                  1,566                  1,268
                                                                                           ---------               --------
           Total accounts and notes receivable                                                 8,400                  8,217
  Current portion of deferred taxes                                                              307                    351
  Inventories                                                                                    805                    792
  Prepaid expenses                                                                             1,154                    771
                                                                                           ---------               --------

                  Total current assets                                                        11,159                 15,712

Long-term receivables and advances                                                            13,287                 14,296

Property and equipment, at cost:
   Land and land improvements                                                                  3,013                 3,010
   Buildings                                                                                  41,067                40,272
   Furniture and equipment                                                                    22,139                19,879
   Leasehold improvements                                                                      2,924                 2,911
   Projects in progress                                                                          275                 1,436
                                                                                            --------              --------
                                                                                              69,418                67,508

   Less accumulated depreciation and
       amortization                                                                           24,305                23,077
                                                                                            --------             ---------
              Net property and equipment                                                      45,113                44,431

Other long-term assets                                                                         1,952                 1,977
                                                                                            --------             ---------
                                                                                            $ 71,511              $ 76,416
                                                                                            ========             =========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1998 (Unaudited) and December 31, 1997
                ------------------------------------------------

                                                                                                    (in thousands)
                                                                                        -------------------------------------
                                                                                            March 31            December 31
                                                                                              1998                  1997
                                                                                        ----------------       --------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                           $     640           $        --
   Current portion of long-term debt and
     capitalized lease obligations                                                             4,001                 3,730
  Accounts payable                                                                             2,367                 4,961
  Advance deposits                                                                             2,346                 2,089
  Federal, foreign and state income taxes                                                        679                   583
  Accrued liabilities:
     Salaries and wages                                                                        1,158                 1,808
     Rentals                                                                                   2,098                 5,549
     Interest                                                                                    228                   215
     Employee benefits                                                                         1,380                 1,408
     Other                                                                                     1,963                 1,172
                                                                                           ---------             ---------

            Total accrued liabilities                                                          6,827                10,152
                                                                                           ---------             ---------

            Total current liabilities                                                         16,860                21,515

Long-term debt                                                                                27,250                27,727

Deferred federal and state income taxes                                                        2,462                 2,494

Other non-current liabilities                                                                  1,063                   937

Redeemable preferred stock, $25 par value, at
  redemption value                                                                               294                   294

Commitments and contingencies

Common stockholders' equity:
  Common stock:
     Class A, $.80 par value:
     Authorized--10,000,000 shares
     Issued--3,051,088 shares at stated value                                                  3,488                 3,488
  Retained earnings                                                                           28,220                28,087
  Treasury shares--982,873, at cost                                                           (8,126)               (8,126)
                                                                                           ---------            ----------
         Total common stockholders' equity                                                    23,582                23,449
                                                                                           ---------            ----------
                                                                                            $ 71,511              $ 76,416
                                                                                           =========            ==========


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                                                                                  Three Months Ended
                                                                                         March 31, 1998     December 31, 1997
                                                                                        ----------------    -----------------
Revenues:
     Rooms                                                                                 $  10,717             $   9,976
     Food and beverage                                                                         4,082                 3,963
     Management, license and
       service fees                                                                            1,882                 1,771
     Parking, telephone and other                                                              1,327                 1,237
                                                                                            --------               -------
                                                                                              18,008                16,947
                                                                                            --------               -------
Costs and expenses:
     Costs and operating expenses                                                              7,074                 6,854
     Advertising and promotion                                                                 1,429                 1,456
     Administrative and general                                                                3,147                 3,160
     Human resources                                                                             383                   395
     Maintenance                                                                               1,304                 1,264
     Rentals                                                                                   2,354                 2,341
     Property taxes                                                                              297                   295
     Depreciation and amortization                                                             1,228                 1,141
                                                                                            --------              --------
                                                                                              17,216                16,906
                                                                                            --------              --------
Operating income                                                                                 792                    41

Other income (deductions):
     Interest expense                                                                           (725)                 (726)
     Interest income                                                                             323                   228
     Foreign exchange loss                                                                        (1)                   --
     Gain on sales of assets                                                                      14                     6
                                                                                            --------             ---------
                                                                                                (389)                 (492)

Income (loss) before income taxes                                                                403                  (451)
Federal, foreign and state income tax provision  (benefit)                                       267                   (92)
                                                                                            --------             ---------
Net income (loss)                                                                                136                  (359)
Retained earnings at beginning of period                                                      28,087                27,790
Cash dividends on preferred stock                                                                 (3)                   (3)
                                                                                            --------             ---------
Retained earnings at end of period                                                          $ 28,220              $ 27,428
                                                                                            ========             =========

Basic and diluted earnings (loss) per share of common stock                               $      .06             $    (.17)
                                                                                          ==========             =========

Weighted average number of shares
     outstanding                                                                               2,068                 2,068
                                                                                          ==========             =========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                                                    (in thousands)
                                                                                        -------------------------------------
                                                                                             Three Months Ended March 31
                                                                                              1998                 1997
                                                                                        ----------------       --------------
Cash provided (used) by operating activities
     Net income (loss)                                                                       $   136               $  (359)
Items not (providing) requiring cash
      Pension expense                                                                            153                   189
      Depreciation and amortization                                                            1,228                 1,141
      Amortization of loan costs                                                                  22                    20
      Deferred federal income tax provision (benefit)                                             12                   (38)
      Gain on sales of assets                                                                    (14)                   (6)

Changes in assets and liabilities
      Accounts and notes receivable                                                             (301)                  966
      Inventories                                                                                (13)                   38
      Prepaid expenses                                                                          (383)                 (279)
      Accounts payable                                                                        (2,284)               (3,074)
      Advance deposits                                                                           257                  (587)
      Federal, foreign and state income taxes                                                     96                  (193)
      Accrued liabilities                                                                     (3,351)               (2,967)
                                                                                             -------               -------
      Cash used by operating activities                                                       (4,442)               (5,149)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                                                14                     9
     Expenditures for property and equipment                                                  (1,907)               (2,082)
     Cash in escrow                                                                               --                (1,883)
     Cash reimbursed from escrow                                                                  --                   840
     New loans and advances                                                                       --                (1,106)
     Payments received on long-term receivables
       and advances                                                                            1,126                   413
                                                                                             -------               -------
     Cash used by investing activities                                                          (767)               (3,809)

Cash provided (used) by financing activities
     Changes in notes payable                                                                    640                   --
     Proceeds from issuance of long-term debt                                                     --                24,580
     Cost of financing                                                                            --                  (423)
     Payments on long-term debt                                                                 (191)              (17,400)
     Payments on capitalized lease obligations                                                   (15)                  (13)
     Cash dividends paid                                                                        (313)                 (313)
                                                                                             -------              --------
          Cash provided  by financing activities                                                 121                 6,431


Net decrease in cash                                                                          (5,088)               (2,527)
Cash and cash equivalents at beginning of period                                               5,581                 3,692
                                                                                             -------                ------
Cash and cash equivalents at end of period                                                    $  493                $1,165
                                                                                             =======                ======

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1998 three-month period and the 1997 three-month period was approximately $712,000 and $556,000, respectively. Cash paid for income taxes in the 1998 three-month period and the 1997 three-month period was approximately $159,000 and $139,000, respectively.


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations

The accompanying unaudited consolidated financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at March 31, 1998 and December 31, 1997, and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997, and should be read in conjunction with the 1997 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

During the first quarter of 1998, the Company agreed to terminate the license agreement it had for the Sonesta Hotel in Santiago, Chile, effective February 28, 1998. In connection with the cancellation, the Company received a termination fee of $335,000.

The Company operates the Sonesta Beach Resort and Casino Curacao under a long term management agreement. The owner of the hotel has the right to terminate the agreement if the hotel does not achieve certain levels of operating income. For 1997, the hotel did not achieve the stipulated level of income. The owner has notified the Company that it does want to cancel the agreement, and the Company has decided not to exercise its right under the agreement to cure the deficit and avoid cancellation. The owner of the hotel is currently looking for a new operator of the resort. Before a cancellation of the agreement becomes effective, the Company must receive back from the owner the investment it made in the hotel in May 1994 of $2,000,000.

The Company manages the Sonesta Beach Resort Key Biscayne under a management agreement. The Company has made loans to the owner of the hotel, which aggregated $10,720,000 at March 31, 1998 (see Note 2 - Long-Term Receivables and Advances). Included in these receivables is a second mortgage loan of $7,306,000, which matured on December 31, 1997, but was not paid. The owner and the Company have entered into agreements to effect the transfer of ownership of the hotel to an entity controlled by the Company in exchange for a release of the owner's obligations to the Company. As part of this transaction, a pre-approved bankruptcy plan was filed with the Bankruptcy Court for the Southern District of Florida in April 1998. The plan provides that the owner of the hotel and the Company will complete the proposed transaction promptly following confirmation of the plan.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Long-Term Receivables and Advances

                                                                                                    (in thousands)
                                                                                        -------------------------------------
                                                                                            March 31            December 31
                                                                                              1998                  1997
                                                                                        ----------------       --------------

The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which 11% is payable quarterly and 3-1/2% deferred until maturity)
       due 12/31/97 (a)                                                                         $5,000              $5,000
    Deferred interest receivable  (a)                                                            2,306               2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple
       interest due 12/31/04, net of
       $5,500,000 reserve (a)                                                                    1,000               1,000
    Loans to owner (b)                                                                           2,414               3,254
                                                                                       ----------------      --------------
Total Key Biscayne receivables                                                                  10,720              11,560
Sharm El Sheikh (c)                                                                              1,000               1,000
Cairo, Egypt, net of discount (d)                                                                  595                 851
Other                                                                                            1,380               1,268
                                                                                       ----------------      --------------
        Total long-term receivables                                                             13,695              14,679
        Less:  current portion                                                                     408                 383
                                                                                       ----------------      --------------
        Net long-term receivables                                                              $13,287             $14,296
                                                                                       ================      ==============



(a) The Company's mortgage notes receivable are subordinate to a first mortgage of $22,431,000 at March 31, 1998. The maturity date of the first mortgage loan is October 1, 2000. The Company has not recorded as income the deferred portion of interest on the second mortgage since July 1, 1992. The Company's total receivable recorded at March 31, 1998 from Sonesta Beach Resort Key Biscayne was $10,720,000 (see also (b) below). Of these receivables, an amount of $7,306,000 was due on December 31, 1997. The Company believes that the value of the hotel exceeds the amount of the first mortgage and the Company's total receivable recorded at March 31, 1998. Management bases this belief on its evaluation of sales of comparable hotel properties in the recent past, and the cash flow generated by the resort. (see also Note 1 - Operations).

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earn interest at rates ranging from the prime rate (8 1/2% at March 31, 1998) to 14 1/2%. Of these loans, an amount of $2,684,000, and interest thereon, is secured by second and third mortgages on the hotel property. Principal and interest are payable out of hotel cash flow remaining after payment of first and second mortgage loan interest, and a payment to the hotel's owner equal to 3/4 of 1% of revenues of the hotel. (see also Note 1 - Operations).

(c) The Company has agreed to loan $1,500,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, to finance certain improvements to the resort, including construction of 160 additional guestrooms, conference and other hotel facilities. The loan bears interest at the prime rate (8 1/2% at March 31, 1998) with repayment in eight annual installments of $187,500, together with interest, commencing January 1, 1998. At March 31, 1998, the Company has advanced $1,000,000, and the remaining $500,000 will be advanced once the improvements are substantially completed.

(d) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with one payment of $330,000 on March 1, 1999, and a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $137,500 during the first quarter of 1998. Cash payments received during the same period were $978,000.


3.   Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1998. This line of credit bears interest at the prime rate (8 1/2% at March 31, 1998). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. At March 31, 1998, an amount of $640,000 was outstanding under this line of credit.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8 1/2% at March 31, 1998) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at March 31, 1998.


4.   Long-Term Debt

                                                                             (in thousands)
                                                             -----------------------------------------------
                                                                  March 31,                December 31,
                                                                    1998                       1997
                                                             --------------------       --------------------
Charterhouse of Cambridge Trust and Sonesta of
Massachusetts Inc.:
  First mortgage note (a)                                                $22,300                    $22,416
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (b)                                                  6,115                      6,190
  Note from Seller (c)                                                       800                        800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                                                       2,000                      2,000
                                                             --------------------       --------------------
                                                                          31,215                     31,406
Less current portion of long-term debt                                     3,965                      3,679
                                                             --------------------       --------------------
Total long-term debt                                                     $27,250                    $27,727
                                                             ====================       ====================

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $24,122,000 at March 31, 1998. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

(b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment.

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The property is included in fixed assets at a book value of $13,696,000 at March 31, 1998. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $325,000, $725,000, $3,965,000 and $1,100,000 in the years 1998, 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at March 31, 1998 was 7 15/16%.

(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller, and has further rights to offset certain receivables from the Seller from this loan.

(d) This loan matures June 30, 1998. No principal payments are required during the term. The interest rate was 9 3/4% at March 31, 1998, and is subject to periodic review by the bank. This loan may be prepaid on 60 days notice. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Resort & Casino, Curacao.

5.   Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                                   (in thousands)
                                                                          -----------------------------
                                                                          Three Months  Ended  March 31
                                                                                1998          1997
                                                                          --------------   ------------
Direct departmental costs
     Rooms                                                                    $2,442           $2,308
     Food and beverage                                                         3,305            3,152
     Heat, light and power                                                       602              625
     Other                                                                       725              769
                                                                              ------           ------
                                                                              $7,074           $6,854
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

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                                         (in thousands)
                                                                -----------------------------
                                                                Three Months  Ended  March 31
                                                                      1998          1997
                                                                --------------   ------------

Deferred federal income tax provision (benefit)                  $     12          $    (38)
Current federal income tax provision (benefit)                         64              (124)
Current foreign income tax                                            135                18
Current state income tax                                               56                52
                                                                 --------          --------
                                                                 $    267          $    (92)
                                                                 ========          ========

                                                                       FORM 10-Q
                                 Part I - Item 2
                                 ---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 1998 COMPARED TO 1997
-----------------------------------

REVENUES
--------

                                                                          TOTAL REVENUES
                                                                          (in thousands)
                                                      ------------------------------------------------------
                                                         NO. OF
                                                          ROOMS              1998                 1997
                                                          -----              ----                 ----
Sonesta Beach Resort Anguilla, BWI                         100            $  1,704             $  1,537
Royal Sonesta Hotel Boston (Cambridge)                     400               5,013                4,275
Royal Sonesta Hotel New Orleans                            500               9,156                9,119
Management and service fees                                                  1,882                1,771
Other revenues                                                                 253                  245
                                                                          --------             --------
        Total revenues                                                    $ 18,008             $ 16,947
                                                                          ========             ========

Total revenues for the first quarter ended March 31, 1998 were $18,008,000 compared to $16,947,000 in 1997, an increase of approximately $1,061,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of $738,000 in the first quarter of 1998 compared to 1997 due to a 9% increase in average room rates, a 3% increase in occupancy levels, and increased food and beverage revenues. The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $167,000 in the 1998 quarter compared to the 1997 quarter primarily due to a 23% increase in average room rates. The Royal Sonesta Hotel New Orleans had an increase in revenues of $37,000 in the first quarter of 1998 compared to 1997. Revenues from management activities and other sources increased by $119,000 in 1998 compared to 1997. This is primarily due to a termination fee of $335,000 the Company received for agreeing to cancel the license agreement for a hotel in Santiago, Chile, partially offset by lower income from the Company's managed properties in Egypt.

OPERATING INCOME
----------------

                                                           OPERATING INCOME
                                                            (in thousands)
                                           -----------------------------------------------
                                                     1998                     1997
                                                     ----                     ----
Sonesta Beach Resort
    Anguilla, BWI                                  $  79                    $(115)
Royal Sonesta Hotel
    Boston (Cambridge)                               (23)                    (338)
Royal Sonesta Hotel
    New Orleans                                      763                      707
                                                   -----                    -----
Operating income from hotels
    after management
    and service fees                                 819                      254
Management activities and other                      (27)                    (213)
                                                   -----                    -----

         Operating income                          $ 792                    $  41
                                                   =====                    =====

Operating income for the three-month period ending March 31, 1998, was $792,000, compared to operating income of $41,000 in 1997, an increase of approximately $751,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

The Company's Boston (Cambridge) hotel had a decrease in its first quarter operating loss of $315,000 primarily because of increased revenues of $738,000, partially offset by increased expenses, primarily cost and operating expenses, of $423,000. The Company's Anguilla Resort had operating income in the 1998 first quarter of $79,000 compared to an operating loss of $115,000 in 1997, an increase of $194,000. This was primarily due to increased revenues of $167,000 and a net decrease in expenses, primarily cost and operating expenses, of $27,000. This decrease is due to the fact that the hotel has leased out one of its restaurants. The Royal Sonesta New Orleans experienced an increase in operating income of $56,000 in 1998 compared to 1997 due to a $37,000 increase in revenues and a net decrease in expenses of $19,000. Operating loss from management and other activities decreased by $186,000 because of increased revenues of $119,000 and a net decrease in expenses related to these activities of $67,000.

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest income increased by $95,000 in the three month period ending March 31, 1998, compared to the same period last year, primarily due to interest earned on the Company's loans to the owner of Sonesta Beach Resort Sharm El Sheikh.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In January 1997 the Company refinanced the mortgage loan on the Royal Sonesta Hotel Boston (Cambridge). The net proceeds of this refinancing were approximately $5,357,000, of which $1,040,000 is held in escrow by the lender at March 31, 1998 for certain improvements to the hotel. These escrow funds are included in Other long-term assets at March 31, 1998.

The Company has a loan of $2,000,000 which is due on June 30, 1998 (see Note 4 - Long-term debt). The Company plans to repay this loan with a payment of $2,000,000 it is entitled to from the owner of the Sonesta Beach Resort Curacao, in case its management agreement is terminated. The Company plans to ask for an extension of the loan in case the contract termination is not effective on the maturity date of the loan. (see also Note 1 Operations)

The Company believes that its present cash balances, plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1998, will be more than adequate to meet of all of its obligations.

FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------

The provision for income taxes for the first quarter of 1998 was higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana, and due to foreign taxes paid on a termination fee of $335,000 the Company received related to the cancellation of a license agreement for a hotel in Santiago, Chile.

                           PART II - Other Information
                           ---------------------------

Item Numbers 1, 2, 3, 4, 5 and 6
--------------------------------

Not applicable during the quarter ended March 31, 1998.

                                                                       FORM 10-Q





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SONESTA INTERNATIONAL HOTELS CORPORATION


                                 By: /s/ Boy van Riel
                                     -------------------------------------------
                                     Boy van Riel
                                     Vice President and Treasurer

                                 (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                                 DATE:  May 14, 1998