Form 10-Q/A
period 1998-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1998-05-14
CIK 91741

FORM 10-Q/A
                                 AMENDMENT No. 1

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
Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                      as of May 11, 1998 -- $.80 par value,
                              Class A -- 2,068,215

                                EXPLANATORY NOTE


The purpose of this filing is to change a date on the Statement of Operations table. This is the only material change between this document and the previously filed Form 10-Q (SEC Accession No. 0001029869-98-000662).

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

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                                                                                  Three Months Ended
                                                                                         March 31, 1998      March 31, 1997
                                                                                        ----------------    ----------------
Revenues:
     Rooms                                                                                 $  10,717             $   9,976
     Food and beverage                                                                         4,082                 3,963
     Management, license and
       service fees                                                                            1,882                 1,771
     Parking, telephone and other                                                              1,327                 1,237
                                                                                            --------               -------
                                                                                              18,008                16,947
                                                                                            --------               -------
Costs and expenses:
     Costs and operating expenses                                                              7,074                 6,854
     Advertising and promotion                                                                 1,429                 1,456
     Administrative and general                                                                3,147                 3,160
     Human resources                                                                             383                   395
     Maintenance                                                                               1,304                 1,264
     Rentals                                                                                   2,354                 2,341
     Property taxes                                                                              297                   295
     Depreciation and amortization                                                             1,228                 1,141
                                                                                            --------              --------
                                                                                              17,216                16,906
                                                                                            --------              --------
Operating income                                                                                 792                    41

Other income (deductions):
     Interest expense                                                                           (725)                 (726)
     Interest income                                                                             323                   228
     Foreign exchange loss                                                                        (1)                   --
     Gain on sales of assets                                                                      14                     6
                                                                                            --------             ---------
                                                                                                (389)                 (492)

Income (loss) before income taxes                                                                403                  (451)
Federal, foreign and state income tax provision  (benefit)                                       267                   (92)
                                                                                            --------             ---------
Net income (loss)                                                                                136                  (359)
Retained earnings at beginning of period                                                      28,087                27,790
Cash dividends on preferred stock                                                                 (3)                   (3)
                                                                                            --------             ---------
Retained earnings at end of period                                                          $ 28,220              $ 27,428
                                                                                            ========             =========

Basic and diluted earnings (loss) per share of common stock                               $      .06             $    (.17)
                                                                                          ==========             =========

Weighted average number of shares
     outstanding                                                                               2,068                 2,068
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