Form 10-Q
period 1998-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1998-08-12
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1998

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

Yes ___ No _X_ (see Form 12 b-25, filed June 30, 1997)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                     as of August 7, 1998 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information
                     --------------------------------------

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (Unaudited) and December 31, 1997
                 -----------------------------------------------

                                                                                 (in thousands)
                                                                            -------------------------
                                                                            June 30       December 31
                                                                              1998           1997
                                                                            -------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 4,160         $ 5,581
  Accounts and notes receivables:
       Trade, less allowance of  $138,000
         ($118,000 at December 31, 1997) for doubtful accounts                6,188           6,549
       Interest receivable                                                      178             400
       Other                                                                  1,117           1,268
                                                                            -------         -------
               Total accounts and notes receivable                            7,483           8,217
  Current portion of deferred taxes                                             254             351
  Inventories                                                                   799             792
  Prepaid expenses                                                            1,292             771
                                                                            -------         -------

                  Total current assets                                       13,988          15,712

Long-term receivables and advances                                           13,387          14,296

Property and equipment, at cost:
   Land                                                                       3,013           3,010
   Buildings                                                                 41,455          40,272
   Furniture and equipment                                                   22,970          19,879
   Leasehold improvements                                                     2,951           2,911
   Projects in progress                                                         241           1,436
                                                                            -------         -------
                                                                             70,630          67,508
   Less accumulated depreciation and
        amortization                                                         25,597          23,077
                                                                            -------         -------
              Net property and equipment                                     45,033          44,431

Other long-term assets                                                        1,081           1,977
                                                                            -------         -------
                                                                            $73,489         $76,416
                                                                            =======         =======


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (Unaudited) and December 31, 1997
                 -----------------------------------------------

                                                                                 (in thousands)
                                                                            -------------------------
                                                                            June 30       December 31
                                                                              1998           1997
                                                                            -------       -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
          capitalized lease obligations                                     $ 3,997         $ 3,730
     Accounts payable                                                         2,840           4,961
     Advance deposits                                                         1,358           2,089
     Federal, foreign and state income taxes                                    690             583
     Accrued liabilities:
         Salaries and wages                                                   1,575           1,808
         Rentals                                                              3,909           5,549
         Interest                                                               231             215
         Employee benefits                                                    1,223           1,408
         Other                                                                2,152           1,172
                                                                            -------         -------

                  Total accrued liabilities                                   9,090          10,152
                                                                            -------         -------

                  Total current liabilities                                  17,975          21,515

Long-term debt                                                               27,121          27,727

Deferred federal and state income taxes                                       2,389           2,494

Other non-current liabilities                                                 1,276             937

Commitments and contingencies

Redeemable preferred stock, $25 par value, at
    redemption value                                                            294             294

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value                              3,488           3,488
    Retained earnings                                                        29,072          28,087
    Treasury shares--982,873, at cost                                        (8,126)         (8,126)
                                                                            -------         -------
              Total common stockholders' equity                              24,434          23,449
                                                                            -------         -------
                                                                            $73,489         $76,416
                                                                            =======         =======

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands except for per share data)

                                                    Three Months Ended          Six Months Ended
                                                         June  30                   June  30
                                                         --------                   --------
                                                     1998         1997          1998         1997
                                                     ----         ----          ----         ----
Revenues:
     Rooms                                         $11,753      $10,746       $22,470      $20,722
     Food and beverage                               4,771        4,687         8,853        8,650
     Management, license and
         service fees                                1,969        1,842         3,851        3,613
     Parking, telephone and other                    1,595        1,354         2,922        2,591
                                                   -------      -------       -------      -------
                                                    20,088       18,629        38,096       35,576
Costs and expenses:
     Costs and operating expenses                    7,594        7,279        14,668       14,133
     Advertising and promotion                       1,446        1,374         2,875        2,830
     Administrative and general                      3,325        2,985         6,472        6,145
     Human resources                                   403          413           786          808
     Maintenance                                     1,292        1,242         2,596        2,506
     Rentals                                         2,068        1,872         4,422        4,213
     Property taxes                                    298          297           595          592
     Depreciation and amortization                   1,292        1,141         2,520        2,282
                                                   -------      -------       -------      -------
                                                    17,718       16,603        34,934       33,509
                                                   -------      -------       -------      -------
Operating income                                     2,370        2,026         3,162        2,067

Other income (deductions):
     Interest expense                                 (724)        (717)       (1,449)      (1,443)
     Interest income                                   204          261           527          489
     Foreign exchange gain (loss)                        2           (2)            1           (2)
     Gain on sales of assets                             2           --            16            6
                                                   -------      -------       -------      -------
                                                      (516)        (458)         (905)        (950)

Income before income taxes                           1,854        1,568         2,257        1,117
Federal, foreign and state income
     tax provision                                     689         599            956          507
                                                   -------      -------       -------      -------
Net income                                           1,165          969         1,301          610
Retained earnings at beginning
     of period                                      28,087       27,428        28,087       27,790
Cash dividends on preferred stock                       (3)          (3)           (6)          (6)
Cash dividends on common stock                        (310)        (310)         (310)        (310)
                                                   -------      -------       -------      -------
Retained earnings at end of period                 $28,939      $28,084       $29,072      $28,084
                                                   =======      =======       =======      =======

Basic and diluted earnings per
     share of common stock                         $   .56      $   .47       $   .62      $   .29
                                                   =======      =======       =======      =======

Weighted average number of shares
   outstanding                                       2,068        2,068         2,068        2,068
                                                   =======      =======       =======      =======

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           Increase (Decrease) in Cash

                                                                         (in thousands)
                                                                  --------------------------
                                                                   Six Months Ended June 30
                                                                    1998              1997
                                                                  -------            -------
Cash provided  (used) by operating activities
     Net income                                                   $ 1,301            $   610
Items not (providing) requiring cash
          Pension expense                                             417                352
          Depreciation and amortizations                            2,520              2,282
          Amortization of loan costs                                   44                 40
          Deferred federal income taxes benefit                        (8)                (7)
          Gain on sales of assets                                     (16)                (6)
     Changes in assets and liabilities
          Accounts and notes receivable                               820                947
          Inventories                                                  (7)               101
          Prepaid expenses                                           (521)              (230)
          Accounts payable                                         (2,121)            (2,749)
          Advance deposits                                           (731)            (1,097)
          Federal, foreign and state income taxes                     107                 --
          Accrued liabilities                                      (1,140)              (970)
                                                                  -------            -------
             Cash provided (used) by operating activities             665               (727)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                     19                  9
     Expenditures for property and equipment                       (3,122)            (3,149)
     Cash in escrow                                                    --             (1,887)
     Cash reimbursed from escrow                                      840                840
     New loans and advances                                          (396)            (2,149)
     Payments received on long-term receivables
       and advances                                                 1,228                431
                                                                  -------            -------
          Cash used by investing activities                        (1,431)            (5,905)

Cash provided (used) by financing activities
     Proceeds from issuance of long-term debt                          --             24,580
     Cost of financing                                                 --               (423)
     Payments on long-term debt                                      (309)           (17,508)
     Payments on capitalized lease obligations                        (30)               (27)
     Cash dividends paid                                             (316)              (316)
                                                                  -------            -------
          Cash provided (used) by financing activities               (655)             6,306

Net decrease in cash                                               (1,421)              (326)
Cash and cash equivalents at beginning of period                    5,581              3,692
                                                                  -------            -------
Cash and cash equivalents at end of period                        $ 4,160            $ 3,366
                                                                  =======            =======

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1998 six-month period and the 1997 six-month period was approximately $1,433,000 and $1,252,000, respectively. Cash paid for income taxes in the 1998 six-month period and the 1997 six-month period was approximately $857,000 and $514,000, respectively.


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations
   ----------

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at June 30, 1998 and December 31, 1997, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997, and should be read in conjunction with the 1997 Annual Report.

The results of operations for these periods are not necessarily indicative of the results for the full years.

In July 1998, Sonesta Beach Resort Limited Partnership ("Purchaser"), a subsidiary of the Company, acquired from Key Biscayne Limited Partnership ("Seller") its rights, title and interests in and to the real and personal property known as Sonesta Beach Resort, Key Biscayne, Florida. Florida Sonesta Corporation (FSC) and Key Biscayne Land Corporation, both subsidiaries of the Company, are the sole general partner with a 1% partnership interest, and a limited partner with a 98% partnership interest, respectively. The Seller has a one percent (1%) limited partnership interest in the Purchaser. The Resort is a 300-room, full-service beachfront resort hotel sited on 10 acres in Key Biscayne, Florida. FSC has continuously operated the hotel under a management agreement since it sold the property to the Seller in 1984. The purchase price consisted of FSC's release of the Seller from indebtedness owed to FSC and/or its affiliates in connection with the Company's sale of the Resort to Seller in 1984, and loans advanced by FSC to restore and improve the Resort following Hurricane Andrew, in 1992. This indebtedness is carried on the Company's books at approximately $10,720,000 at June 30, 1998, and the debt had matured or otherwise become due and payable at the end of 1997 and/or in early 1998. In addition, the Purchaser assumed a first mortgage loan in the amount of $22,431,000. Interest on this first mortgage loan is payable monthly at 11.78% per annum until April 1999 when it increases to 12.78% per annum, and matures in October 2000. No principal payments are due until the maturity date. A Form 8-K on this transaction was filed by the Company on July 14, 1998. Financial statements and proforma financial information will be filed by amendment to the Form 8-K on or before September 14, 1998.

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

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must receive back from the owner the investment it made in the hotel in May 1994 of $2,000,000.

During the first quarter of 1998, the Company agreed to terminate the license agreement it had for the Sonesta Hotel in Santiago, Chile. In connection with the cancellation, the Company received a termination fee of $335,000.

The Company operates the Chateau Sonesta Hotel under a long term management agreement. The hotel opened in April 1995, and the Company deferred half of its management fees during the first two years of operations, to be used as a reserve for debt service shortfalls. Because the hotel has consistently serviced all its obligations to its lenders, the Company became entitled to receive deferred fees in the amount of $408,000 in April 1998. This income is included in management fee income in the statement of operations at June 30, 1998.


2. Long-Term Receivables and Advances
   ----------------------------------

                                                         (in thousands)
                                                    -------------------------
                                                    June 30,    December 31,
                                                      1998          1997
                                                    --------     ------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which 11%
       is payable quarterly and 3-1/2%
       deferred  until maturity)
       due 12/31/97 (a)                              $5,000        $ 5,000
    Deferred interest receivable  (a)                 2,306          2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple
       interest due 12/31/04, net of
       $5,500,000 reserve (a)                         1,000          1,000
    Loans to owner (b)                                2,414          3,254
                                                    --------       --------
Total Key Biscayne receivables                       10,720         11,560
Sharm El Sheikh (c)                                   1,000          1,000
Cairo, Egypt, net of discount (d)                       595            851
Other                                                 1,551          1,268
                                                    --------       --------
        Total long-term receivables                  13,866         14,679
        Less:  current portion                          479            383
                                                    --------       --------
        Net long-term receivables                   $13,387        $14,296
                                                    ========       ========

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The Company's mortgage notes receivable were subordinate to a first mortgage of $22,431,000 at June 30, 1998. The maturity date of the first mortgage loan is October 1, 2000. These loans were settled as a result of the acquisition of the Resort by the Company in July 1998 (see also Note 1 -- Operations).

(b) Under five separate agreements, a subsidiary of the Company loaned $5,475,000 to the hotel's owner during 1993 and 1994. These loans earned interest at rates ranging from the prime rate (8-1/2% at June 30, 1998) to 14-1/2%. These loans were settled as a result of the acquisition of the Resort by the Company in July 1998 (see also Note 1 -- Operations).

(c) The Company has agreed to loan $1,500,000 to the owner of the Sonesta Beach Resort, Sharm El Sheikh, to finance certain improvements to the resort, including construction of 160 additional guestrooms, conference and other hotel facilities. The loan bears interest at the prime rate (8-1/2% at June 30, 1998) with repayment in eight annual installments of $187,500, together with interest, commencing January 1, 1998. At June 30, 1998, the Company has advanced $1,000,000.

(d) This loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with one payment of $330,000 on March 1, 1999, and a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

In connection with its Key Biscayne notes receivable, the Company recorded interest income of $275,000 during the first six months of 1998.


3. Borrowing Arrangements
   ----------------------

The Company has a $2,000,000 line of credit which expires on September 30, 1998. This line of credit bears interest at the prime rate (8-1/2% at June 30, 1998). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at June 30, 1998. The Company expects to renew this line of credit upon expiration.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8-1/2% at June 30, 1998) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at June 30, 1998.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt
   --------------

                                                          (in thousands)
                                                       -----------------------
                                                       June 30,   December 31,
                                                         1998         1997
                                                       -------    ------------
Charterhouse of Cambridge Trust and
  Sonesta of Massachusetts, Inc.:
  First mortgage note (a)                              $22,181      $22,416
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (b)                                6,115        6,190
  Note from Seller (c)                                     800          800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (d)                                     2,000        2,000
                                                       -------      -------
                                                        31,096       31,406
Less current portion of long-term debt                   3,975        3,679
                                                       -------      -------
Total long-term debt                                   $27,121      $27,727
                                                       =======      =======

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $23,884,000 at June 30, 1998. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

 (b) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $13,527,000 at June 30, 1998. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $325,000, $725,000, $3,965,000 and $1,100,000 in the years 1998, 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2-1/4 percentage points. The interest rate at June 30, 1998 was 7.9%.

(c) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller, and has further rights to offset certain receivables from the Seller from this loan.

(d) This loan matured June 30, 1998, but was extended through August 31, 1998. No principal payments are required. The interest rate was 9-3/4% at June 30, 1998, and is subject to periodic review by the bank. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

                                                                       FORM 10-Q



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Hotel Costs and Operating Expenses
   ----------------------------------

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                        (in thousands)
                                              ---------------------------------------------------------------
                                              Three Months Ended June 30            Six Months Ended June 30
                                               1998                1997               1998               1997
                                               ----                ----               ----               ----
Direct departmental costs
    Rooms                                     $2,685             $2,493             $ 5,127           $ 4,801
    Food and beverage                          3,591              3,408               6,896             6,560
    Heat, light and power                        580                584               1,182             1,209
    Other                                        738                794               1,463             1,563
                                              ------             ------             -------           --------
                                              $7,594             $7,279             $14,668           $14,133
                                              ======             ======             =======           =======

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6. Federal, Foreign and State Income Tax
   -------------------------------------

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                (in thousands)
                                          ---------------------------
                                           Six Months Ended June 30
                                          1998                  1997
                                          ----                  ----
Deferred federal income tax benefit       $ (8)                 $ (7)
Current federal income tax                 621                   361
Current foreign income tax                 229                    49
Current state income tax                   114                   104
                                          ----                  ----
                                          $956                  $507
                                          ====                  ====

                                                                       FORM 10-Q

                                 Part I - Item 2
                                 ---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FIRST SIX MONTHS 1998 COMPARED TO 1997
--------------------------------------

REVENUES
--------

                                                                            TOTAL REVENUES
                                                                            (in thousands)
                                                            ------------------------------------------------
                                                            NO. OF
                                                            ROOMS                 1998                  1997
                                                            -----                 ----                  ----
Sonesta Beach Resort Anguilla, BWI                           100                $ 2,695              $ 2,534
Royal Sonesta Hotel Boston (Cambridge)                       400                 13,129               11,643
Royal Sonesta Hotel New Orleans                              500                 17,960               17,363
Management and service fees                                                       3,851                3,613
Other revenues                                                                      461                  423
                                                                                -------              -------
       Total revenues                                                           $38,096              $35,576
                                                                                =======              =======


Total revenues for the first six months of 1998 were $38,096,000 compared to $35,576,000 in 1997, an increase of approximately $2,520,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of $1,486,000 in the first six months of 1998 compared to 1997 due to a 12% increase in average room rates, and an 18% increase in food and beverage revenues, primarily from increased banquet and convention business. The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $161,000 in the 1998 six month period compared to the same period in 1997. The Royal Sonesta Hotel New Orleans had an increase in revenues of $597,000, due primarily to a 4% increase in average rates. Revenues from management activities and other sources increased by $276,000 in 1998 compared to 1997. In the first quarter of 1998, the Company received a termination fee of $335,000 for agreeing to cancel the license agreement for a hotel in Santiago, Chile. In the second quarter of 1998 the Company recognized additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans. The Company became entitled to these fees because the Hotel's profits have been sufficient to meet all the owner's obligations from the time the hotel opened in April 1995. The above increases in fee income were largely offset by a decrease in fee income from the Company's Egyptian operations of $651,000 in the first six months of 1998 compared to 1997. Business levels in Egypt continue to suffer from the effects of the terrorist attack in Luxor in November 1997.

OPERATING INCOME
----------------

                                                       OPERATING INCOME
                                                        (in thousands)
                                                    ----------------------
                                                     1998             1997
                                                     ----             ----
Sonesta Beach Resort Anguilla, BWI                  $ (380)         $ (599)
Royal Sonesta Hotel Boston (Cambridge)               2,078           1,554
Royal Sonesta Hotel New Orleans                      1,410           1,263
                                                     -----          ------
Operating income from hotels after
  management and service fees                        3,108           2,218
Management activities and other                         54            (151)
                                                    ------          ------

Operating income                                    $3,162          $2,067
                                                    ======          ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

Operating income for the six month period ending June 30, 1998, was $3,162,000, compared to operating income of $2,067,000 in 1997, an increase of approximately $1,095,000.

The Company's Boston (Cambridge) Hotel had an increase in operating income of $524,000 in the first two quarters of 1998 compared to 1997, because of increased revenues of $1,486,000, offset by increases in expenses of $962,000, primarily in cost and operating expenses and depreciation expense. The increase in depreciation expense is a result of extensive renovations and refurbishments to the hotel's facilities during the winters of 1996/97 and 1997/98. The operating loss at Sonesta Beach Resort Anguilla decreased by $219,000 during the 1998 period compared to 1997. This was a result of increased revenues of $161,000 and lower cost and operating expenses, primarily because the hotel has leased out one of its food and beverage outlets. The Royal Sonesta New Orleans had a slight increase in operating income of $147,000 in the 1998 period, due to increased revenues of $597,000, and after a modest 3% increase in expenses of $450,000. Income from management and other activities improved by $205,000 during the first half of 1998 compared to 1997, primarily due to the additional fee income earned from Sonesta Santiago, Chile, and Chateau Sonesta Hotel, New Orleans. (See also Note 1--Operations).

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest income increased by $38,000 in the six month period ending June 30, 1998, compared to the same period last year, primarily due to interest earned on the Company's cash balances.

SECOND QUARTER 1998 COMPARED TO 1997
------------------------------------

REVENUES
--------

                                                                            TOTAL REVENUES
                                                                            (in thousands)
                                                            ------------------------------------------------
                                                            NO. OF
                                                            ROOMS                 1998                1997
                                                            -----                 ----                ----
Sonesta Beach Resort Anguilla, BWI                           100                $   991              $   997
Royal Sonesta Hotel Boston (Cambridge)                       400                  8,116                7,368
Royal Sonesta Hotel New Orleans                              500                  8,804                8,244
Management and service fees                                                       1,969                1,842
Other revenues                                                                      208                  178
                                                                                -------              --------
       Total revenues                                                           $20,088              $18,629
                                                                                =======              =======


Total revenues for the quarter ended June 30, 1998 were $20,088,000 compared to $18,629,000 in 1997, an increase of approximately $1,459,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of $748,000 in the second quarter of 1998 compared to 1997. During the second quarter of 1998, the room revenue per available room ("REVPAR") at the Cambridge hotel increased by 9% compared to last year, and food and beverage revenues increased by 12% in 1998 compared to 1997. Revenues at the Royal Sonesta New Orleans increased by $560,000 during the second quarter of 1998 compared to 1997 because of an increase in occupancy of 4%, combined with a 5% increase in average room rate. Revenues at Sonesta Beach Resort Anguilla decreased $6,000 compared to the second quarter of last year. Higher room revenues because of increased average room rates were offset by lower food and beverage revenues, because the hotel leased out one of its outlets. Revenues from management activities increased by $157,000 in the second quarter of 1998. This was mainly due to additional management fee income from the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION   (Cont'd)

Company's Chateau Sonesta Hotel New Orleans, partially offset by lower income from the Company's managed hotels in Egypt (see first six month's analysis above).

OPERATING INCOME
----------------

                                                    OPERATING INCOME
                                                     (in thousands)
                                                -----------------------
                                                 1998              1997
                                                 ----              ----
Sonesta Beach Resort Anguilla, BWI              $ (459)           $ (484)
Royal Sonesta Hotel Boston (Cambridge)           2,101             1,892
Royal Sonesta Hotel New Orleans                    647               556
                                                ------            ------
Operating income from hotels after
  management and service fees                    2,289             1,964
Management activities and other                     81                62
                                                ------            ------

Operating income                                $2,370            $2,026
                                                =======           ======


Operating income for the three-month period ending June 30, 1998, was $2,370,000, compared to operating income of $2,026,000 in 1997, an increase of approximately $344,000.

Operating income from the Royal Sonesta Hotel Boston (Cambridge) rose $209,000 in the second quarter of 1998 compared to 1997, because of increased revenues of $748,000, partially offset by increases in expenses, primarily cost and operating and depreciation expense. Income at Royal Sonesta New Orleans improved by $91,000 because of higher revenues of $560,000, offset by expense increases of $469,000, primarily related to cost and operating and administrative and general expenses. Operating losses at Sonesta Beach Hotel Anguilla in the second quarter of 1998 decreased by $25,000, mainly because of decreases in costs related to the food and beverage operations of the resort. Income from management activities improved by $19,000 in the 1998 quarter compared to 1997, because of increased management fee income of $127,000, offset by an increase of $108,000 in expenses related to those activities.

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest income decreased by $58,000 in the second quarter of 1998 compared to 1997, because of lower interest income recorded on the Company's loans to the owner of Sonesta Beach Resort Sharm El Sheikh, partially offset by higher interest income earned on in the Company's cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------

The provision for income taxes for the first six months of 1998 is higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana, and due to foreign taxes paid on a termination fee of $335,000 the Company received related to the cancellation of a license agreement for a hotel in Santiago, Chile.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has a working capital deficit of $3,987,000 at June 30, 1998. This is primarily caused by accrued rent of $3,904,000 for 1998 due under the lease for the Royal Sonesta Hotel New Orleans. The 1998 rent is not due until March 1999, and the Company expects to pay this liability out of future cash flow and, if needed, out of proceeds from borrowings under its lines of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

The Company has a loan of $2,000,000 which was due on June 30, 1998, but has been extended until August 31, 1998 (see Note 4--Long-term debt). The Company plans to repay this loan with a payment of $2,000,000 it is entitled to from the owner of the Sonesta Beach Resort Curacao, in case its management agreement is terminated. The Company plans to ask for further extensions of the loan in case the contract termination is not effective on the maturity date of the loan (see also Note 1 -- Operations).

During the winters of 1996/97 and 1997/98, the Company has made extensive renovations and improvements to the Royal Sonesta Hotel Cambridge. The total that was spent in addition to the regular capital replacements amounted to $5,221,000.

The Company believes that its present cash balances, plus its available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1998, will be more than adequate to meet all of its obligations.


YEAR 2000 DISCLOSURE
--------------------

The Company continues to address issues related to required changes in computer systems for the year 2000. The Company expects that by December 31, 1998, all year 2000 issues will have been addressed, either by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of year 2000-compliant hardware and equipment. Extensive testing is expected throughout the remainder of 1998 and in 1999. Management believes there is no material risk that the Company will fail to address year 2000 issues in a timely manner. The Company expects that costs related to the year 2000 issue will not be material, and that most issues will be dealt with by in-house information systems staff.

                                                                       FORM 10-Q


                                Part II - Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 18, 1998. All nominees for directors were elected. The results of the votes with regard to the appointment of the Company's independent auditors as well as the election of common stock and preferred stock directors are as follows:

                                                                               VOTES CAST
MANAGEMENT PROPOSAL                                          FOR                 AGAINST              ABSTAIN
-------------------                                       ---------------------------------------------------
Approval of the appointment of independent                1,333,344              92,208                1,677
auditors for 1998


ELECTION OF COMMON STOCK DIRECTORS
----------------------------------

DIRECTOR                              VOTES RECEIVED          VOTES WITHHELD
--------                              --------------          --------------
George S. Abrams                         1,332,133                95,096
Vernon R. Alden                          1,369,456                57,773
Joseph L. Bower                          1,424,591                 2,638
Lawrence M. Levinson                     1,424,141                 3,088
Peter J. Sonnabend                       1,424,119                 3,110
Roger P. Sonnabend                       1,424,119                 3,110
Stephanie Sonnabend                      1,424,119                 3,110
Jean C. Tempel                           1,417,716                 9,513



ELECTION OF PREFERRED STOCK DIRECTORS
-------------------------------------

DIRECTOR                       VOTES RECEIVED           VOTES WITHHELD
--------                       --------------           --------------
Paul Sonnabend                      7,089                      2
Stephen Sonnabend                   7,089                      2



Item Numbers 1, 2, 3, 5, and 6
------------------------------

Not applicable during the quarter ended June 30, 1998.

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

                       DATE: August 10, 1998