Form 10-Q
period 1998-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1998-11-13
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 13-5648107
------------------------------------         -----------------------------------
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

Yes [ ]    No [X] (see Form 12 b -25, filed June 30, 1997)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                   as of November 12, 1998 -- $.80 par value,
                              Class A -- 2,068,215

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (Unaudited) and December 31, 1997

                                                                        (in thousands)
                                                                  ---------------------------
                                                                  September 30    December 31
                                                                      1998           1997
                                                                  ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  5,967       $  5,581
  Accounts and notes receivables:
       Trade, less allowance of $185,000
         ($118,000 at December 31, 1997) for doubtful accounts         5,976          6,549
        Interest receivable                                               75            400
        Other                                                          1,144          1,268
                                                                    --------       --------
               Total accounts and notes receivable                     7,195          8,217
  Current portion of deferred taxes                                      356            351
  Inventories                                                          1,213            792
  Prepaid expenses and other                                           1,518            771
                                                                    --------       --------

                  Total current assets                                16,249         15,712

Long-term receivables and advances                                     2,505         14,296

Property and equipment, at cost:
   Land                                                               10,014          3,010
   Buildings                                                          68,828         40,272
   Furniture and equipment                                            26,381         19,879
   Leasehold improvements                                              3,042          2,911
   Projects in progress                                                1,392          1,436
                                                                    --------       --------
                                                                     109,657         67,508
   Less accumulated depreciation and
        amortization                                                  27,239         23,077
                                                                    --------       --------
              Net property and equipment                              82,418         44,431

Other long-term assets                                                 1,064          1,977
                                                                    --------       --------
                                                                    $102,236       $ 76,416
                                                                    ========       ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (Unaudited) and December 31, 1997

                                                                      (in thousands)
                                                               ---------------------------
                                                               September 30    December 31
                                                                   1998            1997
                                                               ------------    -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
          capitalized lease obligations                          $  4,042       $  3,730
     Accounts payable                                               2,968          4,961
     Advance deposits                                               3,221          2,089
     Federal, foreign and state income taxes                         --              583
     Accrued liabilities:
         Salaries and wages                                         2,036          1,808
         Rentals                                                    4,442          5,549
         Interest                                                     458            215
         Employee benefits                                            439          1,408
         Other                                                      2,332          1,172
                                                                 --------       --------

                  Total accrued liabilities                         9,707         10,152
                                                                 --------       --------

                  Total current liabilities                        19,938         21,515

Long-term debt                                                     51,015         27,727

Deferred federal and state income taxes                             5,637          2,494

Other non-current liabilities                                       1,737            937

Commitments and contingencies

Redeemable preferred stock, $25 par value, at
    redemption value                                                  294            294

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value                    3,488          3,488
    Retained earnings                                              28,253         28,087
    Treasury shares--982,873, at cost                              (8,126)        (8,126)
                                                                 --------       --------
              Total common stockholders' equity                    23,615         23,449
                                                                 --------       --------
                                                                 $102,236       $ 76,416
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands except for per share data)

                                         Three Months Ended       Nine Months Ended
                                             September 30           September 30
                                        --------------------    --------------------
                                          1998        1997        1998        1997
                                        --------    --------    --------    --------
Revenues:
     Rooms                              $ 11,499    $  9,020    $ 33,969    $ 29,742
     Food and beverage                     4,814       3,083      13,667      11,733
     Management, license and
         service fees                      1,104       1,750       4,955       5,363
     Parking, telephone and other          1,677       1,441       4,599       4,032
                                        --------    --------    --------    --------
                                          19,094      15,294      57,190      50,870
                                        --------    --------    --------    --------
Costs and expenses:
     Costs and operating expenses          9,143       6,531      23,811      20,664
     Advertising and promotion             1,509       1,386       4,384       4,216
     Administrative and general            3,468       2,839       9,940       8,984
     Human resources                         463         424       1,249       1,232
     Maintenance                           1,577       1,167       4,173       3,673
     Rentals                                 784         638       5,206       4,851
     Property taxes                          500         295       1,095         887
     Depreciation and amortization         1,645       1,227       4,165       3,509
                                        --------    --------    --------    --------
                                          19,089      14,507      54,023      48,016
                                        --------    --------    --------    --------
Operating income                               5         787       3,167       2,854

Other income (deductions):
     Interest expense                     (1,211)       (709)     (2,660)     (2,152)
     Interest income                         173         276         700         765
     Foreign exchange gain (loss)              1           1           2          (1)
     Gain (loss) on sales of assets           (1)          1          15           7
                                        --------    --------    --------    --------
                                          (1,038)       (431)     (1,943)     (1,381)
                                        --------    --------    --------    --------

Income (loss)  before income taxes        (1,033)        356       1,224       1,473
Federal, foreign and state income
     tax provision (benefit)                (218)        141         738         648
                                        --------    --------    --------    --------
Net income (loss)                           (815)        215         486         825
Retained earnings at beginning
     of period                            29,072      28,084      28,087      27,790
Cash dividends on preferred stock             (4)         (4)        (10)        (10)
Cash dividends on common stock                --          --        (310)       (310)
                                        --------    --------    --------    --------
Retained earnings at end of period      $ 28,253    $ 28,295    $ 28,253    $ 28,295
                                        ========    ========    ========    ========

Basic and diluted earnings (loss) per
     share of common stock              $   (.39)   $    .10    $    .23    $    .39
                                        ========    ========    ========    ========

Weighted average number of shares
   outstanding                             2,068       2,068       2,068       2,068
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

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           Increase (Decrease) in Cash

                                                                                (in thousands)
                                                                       ------------------------------
                                                                       Nine Months Ended September 30
                                                                          1998                1997
                                                                       ----------          ----------
Cash provided (used) by operating activities
     Net income                                                         $    486           $    825
Items not (providing) requiring cash
          Pension expense                                                    726                478
          Depreciation and amortization of property and equipment          4,165              3,509
          Other amortization                                                 (83)                61
          Deferred federal income taxes                                       51                333
          Gain on sales of assets                                            (15)                (7)
     Changes in assets and liabilities
          Accounts and notes receivable                                    2,404               (294)
          Inventories                                                        (18)               194
          Prepaid expenses                                                  (329)              (427)
          Accounts payable                                                (2,411)            (2,480)
          Advance deposits                                                    11               (745)
          Federal, foreign and state income taxes                           (586)              (400)
          Accrued liabilities                                             (2,577)              (556)
                                                                        --------           --------
                 Cash provided by operating activities                     1,824                491

Cash provided (used) by investing activities
     Proceeds from sales of assets                                            22                 10
     Expenditures for property and equipment                              (5,478)            (4,197)
     Cash in escrow                                                         --               (1,887)
     Cash reimbursed from escrow                                             840                840
     New loans and advances                                                 (164)            (2,283)
     Payments received on long-term receivables
          and advances                                                     1,317                843
     Cash received in purchase of hotel                                    3,456               --
                                                                        --------           --------
            Cash used by investing activities                                 (7)            (6,674)

Cash provided (used) by financing activities
     Proceeds from issuance of long-term debt                               --               24,580
     Cost of financing                                                      --                 (423)
     Payments on long-term debt                                             (755)           (17,619)
     Payments on capitalized lease obligations                               (45)               (40)
     Cash dividends paid                                                    (631)              (631)
                                                                        --------           --------
            Cash provided (used) by financing activities                  (1,431)             5,867

Net increase (decrease) in cash                                              386               (316)
Cash and cash equivalents at beginning of period                           5,581              3,692
                                                                        --------           --------
Cash and cash equivalents at end of period                              $  5,967           $  3,376
                                                                        ========           ========

                                        4

                                                                       FORM 10-Q

         Supplemental Schedule of Interest, Income Taxes Paid and Assets
         Acquired.

         Cash paid for interest in the 1998 nine-month period and the 1997 nine-month period was approximately $ 2,791,000 and $1,960,000, respectively. Cash paid for income taxes in the 1998 nine-month period and the 1997 nine-month period was approximately $ 691,000 and $715,000, respectively.

         A subsidiary of the Company acquired the Sonesta Beach Resort, Key Biscayne on July 1, 1998 (see Note 1 - Operations). The amount of cash acquired in the transaction was $ 3,456,000. The Company released the Seller of the hotel of indebtedness owed to the Company with a book value at July 1, 1998 of $10,719,000, and assumed long-term debt with a fair value of $24,549,000. The total assets acquired and liabilities assumed were as follows:

                  Fair value of assets acquired           $28,326,117
                  Cash acquired                             3,456,046
                  Cash paid for partnership interest             (100)
                                                          -----------

                  Liabilities assumed                     $31,782,063
                                                          ===========

         The liabilities assumed included deferred taxes of $3,068,034.

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and all foreign and domestic subsidiaries. In the opinion of management, these financial statements reflect all adjustments, consisting of normally recurring items, necessary to present fairly the financial position of the Company at September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997, and should be read in conjunction with the 1997 Annual Report.

The results of operations for these periods are not indicative of the results for the full years.

On July 1, 1998, Sonesta Beach Resort Limited Partnership ("Purchaser"), a subsidiary of the Company, acquired from Key Biscayne Limited Partnership ("Seller") its rights, title and interests in and to the real and personal property known as Sonesta Beach Resort, Key Biscayne, Florida. Florida Sonesta Corporation (FSC) and Key Biscayne Land Corporation, both subsidiaries of the Company, are the sole general partner with a 1% partnership interest, and a limited partner with a 98% partnership interest, respectively. The Seller has a one percent (1%) limited partnership interest in the Purchaser. The Resort is a 300-room, full-service beachfront resort hotel sited on 10 acres in Key Biscayne, Florida. FSC has continuously operated the hotel under a management agreement since it sold the property to the Seller in 1984. The purchase price consisted of FSC's release of the Seller from indebtedness owed to FSC and/or its affiliates in connection with the Company's sale of the Resort to Seller in 1984, and loans advanced by FSC to restore and improve the Resort following Hurricane Andrew in 1992. This indebtedness was carried on the Company's books at approximately $10,720,000 on July 1, 1998, and the debt had matured or otherwise become due and payable at the end of 1997 and/or in early 1998. In addition, the Purchaser assumed indebtedness with a fair value of $24,549,292 (see Note 4 - Long-term debt). A Form 8-K on this transaction was filed by the Company on July 14, 1998. Financial statements and proforma financial information was filed by amendment to the Form 8-K on September 14, 1998. Operating results for the nine months ended September 30, 1998 on a proforma basis after giving effect to this transaction are as follows:

        Revenues                           $ 71,384,000
        Net Income                         $  2,391,000
        Basic earnings per share           $       1.16

In September 1998, the Company entered into a management agreement to operate a 170 room full service hotel located in Sharm El Sheikh, Egypt. The hotel will be named Sonesta Club Hotel, Sharm El Sheikh.

The Company operates the Sonesta Beach Resort and Casino Curacao under a long-term management agreement. The owner of the hotel has the right to terminate the agreement if the hotel does not achieve certain levels of operating income. For 1997, the hotel did not achieve the stipulated level of income. The owner has notified the Company that it does want to cancel the agreement, and the Company has decided not to exercise its right under the agreement to cure the deficit and avoid cancellation. The

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owner of the hotel is in negotiations with a new operator for the resort. Before a cancellation of the agreement becomes effective, the Company must receive back from the owner the investment it made in the hotel in May 1994 of $2,000,000.

During the first quarter of 1998, the Company agreed to terminate the license agreement it had for the Sonesta Hotel in Santiago, Chile. In connection with the cancellation, the Company received a termination fee of $335,000.

The Company operates the Chateau Sonesta Hotel under a long-term management agreement. The hotel opened in April 1995 and the Company deferred half of its management fees during the first two years of operations to be used as a reserve for debt service shortfalls. Since the hotel has consistently serviced all its obligations to its lenders, the Company received deferred fees in the amount of $408,000 in July 1998. This income is included in management fee income in the statement of operations for the period ended September 30, 1998.

2. Long-Term Receivables and Advances

                                                                                       (in thousands)
                                                                                -----------------------------
                                                                                September 30,    December 31,
                                                                                    1998             1997
                                                                                -------------    ------------
The Sonesta Beach Resort,
    Key Biscayne, Florida:
    Second mortgage receivable,
       14-1/2% interest (of which
       11% is payable quarterly and
       3-1/2% deferred until maturity)
       due 12/31/97 (a)                                                               $  --       $ 5,000
    Deferred interest receivable (a)                                                     --         2,306
    $6,500,000 fourth mortgage
       receivable, 10% simple
       interest due 12/31/04, net of
       $5,500,000 reserve (a)                                                            --         1,000
    Loans to owner (b)                                                                   --         3,254
                                                                                    -------       -------
Total Key Biscayne receivables                                                           --        11,560
Sharm El Sheikh (c)                                                                   1,000         1,000
Cairo, Egypt, net of discount (d)                                                       595           851
Other                                                                                 1,304         1,268
                                                                                    -------       -------
        Total long-term receivables                                                   2,899        14,679
        Less:  current portion                                                          394           383
                                                                                    -------       -------
        Net long-term receivables                                                   $ 2,505       $14,296
                                                                                    =======       =======

                                       7

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) These mortgage notes receivable were settled as a result of the acquisition of the resort by the Company in July 1998 (see also Note 1-- Operations).

(b) These loans were settled as a result of the acquisition of the Sonesta Beach Resort Key Biscayne by the Company in July 1998 (see also Note 1-- Operations).

(c) This loan to the owner of the Sonesta Beach Resort, Sharm El Sheikh bears interest at the prime rate (8-1/2% at September 30, 1998) with repayment in seven annual installments of $142,857, together with interest, commencing January 1, 1999.

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


3. Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1999. This line of credit bears interest at the prime rate (8-1/2% at September 30, 1998). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1998.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8-1/2% at September 30, 1998) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at September 30, 1998.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt

                                                                       (in thousands)
                                                          --------------------------------------
                                                          September 30,             December 31,
                                                              1998                      1997
                                                          -------------             ------------
Charterhouse of Cambridge Trust and
  Sonesta of Massachusetts, Inc.:
  First mortgage note (a)                                    $22,060                   $22,416
Sonesta Beach Resort Limited Partnership:
  First mortgage note (b)                                     24,015                        --
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                      5,790                     6,190
  Note from Seller (d)                                           800                       800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (e)                                           2,000                     2,000
Other                                                            386                        --
                                                             -------                   -------
                                                              55,051                    31,406
Less current portion of long-term debt                         4,036                     3,679
                                                             -------                   -------
Total long-term debt                                         $51,015                   $27,727
                                                             =======                   =======

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $23,587,000 at September 30, 1998. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

(b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property. The property is included in fixed assets as a net book value of approximately $37,366,000 at September 30, 1998. The principal balance of this loan is $22,431,000. The Company recorded an additional liability of $1,740,000 when it assumed the mortgage on July 1, 1998, to reflect the fair market value of this liability based on its above market interest rate. This additional liability is being amortized as an adjustment to interest expense over the remaining life of the loan. The loan requires monthly interest payments based on a rate of 11.78% until April 1, 1999, and 12.78% from April 1, 1999 until the maturity date, which is October 1, 2000. Additional interest will become due in case the loan is not repaid on the scheduled maturity date. No provision for such payment is included in the accompanying consolidated balance sheets. No principal payments are due during the term of the loan.

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $13,435,000 at September 30,

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1998. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $725,000, $3,965,000 and $1,100,000 in the years 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2-1/4 percentage points. The interest rate at September 30, 1998 was 7.91%.

(d) This loan from the Seller of the Sonesta Beach Resort Anguilla is for a three year period ending November 28, 1998. The interest rate is 8% per annum. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller, and has further rights to offset certain receivables from the Seller from this loan. Pending resolution of certain outstanding issues with the Seller of the Resort, the Company does not expect to repay this loan on the maturity date.

(e) This loan matured June 30, 1998, but was extended through December 31, 1998. No principal payments are required. The interest rate was 9-3/4% at September 30, 1998, and is subject to periodic review by the bank. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

5. Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                    (in thousands)
                                                   ----------------------------------------------
                                                   Three Months Ended           Nine Months Ended
                                                      September 30                 September 30
                                                   1998          1997           1998         1997
                                                   ----          ----           ----         ----
Direct departmental costs
    Rooms                                         $3,250        $2,356        $ 8,377      $ 7,157
    Food and beverage                              4,276         2,803         11,172        9,363
    Heat, light and power                            798           594          1,980        1,803
    Other                                            819           778          2,282        2,341
                                                  ------        ------        -------      -------
                                                  $9,143        $6,531        $23,811      $20,664
                                                  ======        ======        =======      =======

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs. The 1998 expenses include the expenses from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998.

                                                                       FORM 10-Q

6. Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                      (in thousands)
                                             ------------------------------
                                             Nine Months Ended September 30
                                                 1998              1997
                                             -------------     ------------
Deferred federal income tax                      $ 51             $  333
Current federal income tax                        232                125
Current foreign income tax                        233                 59
Current state income tax                          222                131
                                                 ----             ------
                                                 $738             $  648
                                                 ====             ======

                                                                       FORM 10-Q

                                 Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FIRST NINE MONTHS 1998 COMPARED TO 1997

REVENUES

                                                               TOTAL REVENUES
                                                               (in thousands)
                                                  ------------------------------------
                                                  NO. OF
                                                  ROOMS            1998          1997
                                                  -----            ----          ----
Sonesta Beach Resort Anguilla, BWI                 100           $ 3,071       $ 3,000
Royal Sonesta Hotel Boston (Cambridge)             400            20,672        18,690
Royal Sonesta Hotel New Orleans                    500            24,204        23,243
Sonesta Beach Resort Key Biscayne                  300             3,647          --
Management and service fees                                        4,955         5,363
Other revenues                                                       641           574
                                                                 -------       -------
       Total revenues                                            $57,190       $50,870
                                                                 =======       =======

Total revenues for the first nine months of 1998 were $ 57,190,000 compared to $ 50,870,000 in 1997, an increase of approximately $ 6,320,000.

The Royal Sonesta Hotel Boston (Cambridge) had an increase in revenues of approximately $1,982,000 in the first nine months of 1998 compared to 1997, due to a 12% increase in the hotels' average room rate, and a 15% increase in food and beverage revenues primarily because of increased banquet and convention business. Revenues at the Royal Sonesta Hotel New Orleans increased by $961,000 during the nine month period ending September 30, 1998 compared to 1997, because of a 4% increase in average room rate, and a slight increase in occupancy. Revenues of Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998, were $3,647,000. Third quarter revenues of the Key Biscayne hotel were adversely affected because of a forced evacuation due to Hurricane Georges (which caused no damage to the Hotel), and because of lower group and convention business due to the renovation of the hotels' pool area during the third quarter. The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $71,000 during the 1998 nine month period. A substantial increase in room rates of 23% at the resort was partially offset by a decrease in food and beverage revenues, because the hotel leased out one of its two restaurants. Revenues from management activities and other sources decreased by $408,000 in 1998 compared to 1997. In the first quarter of 1998, the Company received a termination fee of $335,000 for agreeing to cancel the license agreement for a hotel in Santiago, Chile. In the second quarter of 1998 the Company recognized additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans. The Company became entitled to these fees because the hotel's profits have been sufficient to meet all the owner's obligations from the time the hotel opened in April 1995. The above increases in fee income were offset by a substantial decrease in fee income of $846,000 from the Company's Egyptian operations in the first nine months of 1998 compared to 1997. Business levels in Egypt continue to suffer from the effects of the November 1997 terrorist attack in Luxor.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

OPERATING INCOME

                                                         OPERATING INCOME
                                                          (in thousands)
                                                    ------------------------
                                                      1998            1997
                                                    --------        --------
Sonesta Beach Resort Anguilla, BWI                  $(1,024)        $(1,363)
Royal Sonesta Hotel Boston (Cambridge)                3,969           3,204
Royal Sonesta Hotel New Orleans                       1,628           1,415
Sonesta Beach Resort Key Biscayne                    (1,118)             --
                                                    --------        -------
Operating income from hotels after
  management and service fees                         3,455           3,256
Management activities and other                        (288)           (402)
                                                    -------         -------

Operating income                                    $ 3,167         $ 2,854
                                                    =======         =======

Operating income for the nine month period ending September 30, 1998, was $3,167,000 compared to $2,854,000 in 1997, an increase of approximately $313,000.

The Company's Royal Sonesta Hotel Boston (Cambridge) had an increase in operating income of $765,000, because of increases in revenues of $1,982,000, partially offset by increased expenses of $1,217,000, primarily cost and operating and depreciation expense. The increases in depreciation expense result from extensive renovations and refurbishments to the hotels' guest rooms and other facilities. The operating loss at the Sonesta Beach Resort Anguilla during the first nine months of 1998 compared to 1997 decreased by $339,000, because of increased room revenues and because of a decrease in operating expenses due to the fact that the resort leased out one its two restaurants. The Royal Sonesta Hotel New Orleans had an increase in operating income of $213,000, because of an increase in revenues of $961,000, partially offset by a modest 3% increase in expenses in the 1998 period compared to the previous year. The Sonesta Beach Resort Key Biscayne, acquired by the Company on July 1, 1998, had a seasonal operating loss of $1,118,000 during the third quarter of 1998. The seasonal loss is not indicative of a full years' operations of the resort, and was increased by the loss of business due to the forced evacuation of the hotel because of the threat of Hurricane Georges in September, and by reduced group and convention business due to the extensive renovation of the hotel's pool area during the third quarter. Operating loss from management and other activities decreased by $114,000 during the first nine months of 1998 compared to 1997, primarily due to lower fee income from the Company's Egyptian operations, partially offset by additional fee income earned from Sonesta Santiago, Chile, and Chateau Sonesta Hotel, New Orleans (see also note 1-Operations).

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $508,000 during the first nine months of 1998 compared to 1997 due to interest expense of $512,000 incurred during the third quarter of 1998 on the indebtedness the Company assumed in connection with the acquisition of the Sonesta Beach Resort Key Biscayne on July 1, 1998.

Interest income during the first nine months of 1998 decreased by $65,000 compared to 1997, primarily because of a reduction in interest income earned on loans from Sonesta Beach Resort Key Biscayne, which were settled when the Company acquired the resort on July 1, 1998. This decrease was partially offset by higher income earned on the Company's cash balances.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

THIRD QUARTER 1998 COMPARED TO 1997

REVENUES

                                                                 TOTAL REVENUES
                                                                 (in thousands)
                                                    -------------------------------------
                                                    NO. OF
                                                     ROOMS          1998            1997
                                                    ------        -------         -------
Sonesta Beach Resort Anguilla, BWI                   100          $   376         $   466
Royal Sonesta Hotel Boston (Cambridge)               400            7,543           7,047
Royal Sonesta Hotel New Orleans                      500            6,244           5,880
Sonesta Beach Resort Key Biscayne                    300            3,647            --
Management and service fees                                         1,104           1,750
Other revenues                                                        180             151
                                                                  -------
       Total revenues                                             $19,094         $15,294
                                                                  =======         =======

Total revenues for the quarter ended September 30, 1998 were $19,094,000 compared to $15,294,000 in 1997, an increase of approximately $3,800,000.

Revenues at the Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998, totaled $3,647,000. The hotels' occupancy and food and beverage revenues were lower than expected because of a decrease in group and convention business due to the renovation of the hotel's pool area, and the forced evacuation of the hotel from the threat of Hurricane Georges. Revenues at the Company's Royal Sonesta Hotel Boston (Cambridge) increased $496,000 in the third quarter of 1998 compared to 1997. During the 1998 third quarter, revenue per available room ("REVPAR") increased by 7% compared to the previous year's quarter, and the hotels' food and beverage revenues increased by 7% because of higher banquet and convention business. The Royal Sonesta New Orleans increased revenues by $364,000 in the 1998 quarter compared to 1997, mainly because of a 13% increase in food and beverage revenues compared to last year. Sonesta Beach Resort Anguilla had a decrease in revenues in the 1998 third quarter of $90,000, because of lower food and beverage revenues due to the fact that the hotel leased out one of its two restaurants. Management and service fees during the third quarter of 1998 decreased by $646,000 compared to 1997, primarily because of a decrease in fee income from the Company's Egyptian operations of $274,000, and the loss of fee income from the Sonesta Beach Resort Key Biscayne, which was a managed hotel until it was acquired by the Company on July 1, 1998.

OPERATING INCOME

                                                         OPERATING INCOME
                                                          (in thousands)
                                                    ------------------------
                                                      1998            1997
                                                    --------        --------
Sonesta Beach Resort Anguilla, BWI                  $  (644)        $ (764)
Royal Sonesta Hotel Boston (Cambridge)                1,891          1,650
Royal Sonesta Hotel New Orleans                         218            152
Sonesta Beach Resort Key Biscayne                    (1,118)          --
                                                     ------         -----
Operating income from hotels after
  management and service fees                           347         1,038
Management activities and other                        (342)         (251)
                                                     ------         -----

Operating income                                       $5            $787
                                                       ==            ====

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

Operating income for the three month period ending September 30, 1998, was $5,000, compared to operating income of $787,000 in 1997, a decrease of approximately $782,000.

The Sonesta Beach Resort Key Biscayne, which was acquired by the Company on July 1, 1998, had a seasonal operating loss of $1,118,000 during the third quarter of 1998. This seasonal loss is not indicative of a full year's operations of the resort. The 1998 third quarter loss was increased by the loss of business due to the forced evacuation of the hotel because of the threat from Hurricane Georges, and by reduced group and convention business due to an extensive renovation of the hotel's pool facilities during the third quarter. The Royal Sonesta Boston (Cambridge) experienced an increase in operating income of $241,000 during the third quarter of 1998 compared to 1997, due to an increase in revenues in the quarter of $496,000, which was reduced by a $255,000 increase in expenses, primarily cost and operating. Royal Sonesta New Orleans had a modest increase in operating income of $66,000 during the third quarter of the year. Sonesta Beach Resort Anguilla had a decrease in its operating loss of $120,000 during the third quarter of 1998 compared to the same period last year, due to savings in expenses of $210,000 which exceeded the revenue decrease of $90,000 during the quarter. The savings were primarily related to cost and operating expenses, due to the fact that the hotel leased out one of its two restaurants. The operating loss from the Company's management activities increased by $91,000 during the 1998 quarter compared to 1997 mainly due to decreased management fees from its Egyptian operations, which were partially offset by decreased costs related to these activities.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $502,000 during the third quarter of 1998 compared to 1997, due to interest on the indebtedness the Company assumed with the acquisition of the Sonesta Beach Resort Key Biscayne on July 1, 1998.

Interest income during the third quarter decreased by $103,000 due to the loss of income earned on loans from Sonesta Beach Resort Key Biscayne, which were settled when the Company acquired the resort on July 1,1998. This reduction was partially offset by higher interest income earned on the Company's cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes for the first nine months of 1998 is higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana and Massachusetts, and due to foreign taxes on a termination fee of $335,000 the Company received related to the cancellation of a license agreement for a hotel in Santiago, Chile.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $3,689,000 at September 30, 1998. This is primarily caused by accrued rent of $4,437,000 for 1998 due under the lease for the Royal Sonesta Hotel New Orleans. The 1998 rent is not due until March 1999, and the Company expects to pay this liability out of future cash flow and, if needed, out of proceeds from borrowings under its lines of credit.

The Company has a loan of $2,000,000 which was due on June 30, 1998, but has been extended until December 31, 1998 (see Note 4--Long-term debt). The Company plans to repay this loan

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Cont'd)

with a payment of $2,000,000 it is entitled to from the owner of the Sonesta Beach Resort and Casino Curacao, in case its management agreement is terminated. The Company plans to ask for further extensions of the loan in case the contract termination is not effective on the maturity date of the loan (see also Note 1--Operations).

The Company acquired cash of $3,456,000 with the acquisition of the Sonesta Beach Resort Key Biscayne on July 1, 1998. It also assumed a mortgage note payable in this transaction with a fair value of $24,015,000 at September 30,1998.

During the winters of 1996/97 and 1997/98, the Company has made extensive renovations and improvements to the Royal Sonesta Hotel Cambridge. The total that was spent in addition to the regular capital replacements amounted to approximately $5,300,000.

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

     SONESTA INTERNATIONAL HOTELS CORPORATION

     By: /s/ Boy van Riel
         ------------------------------------
         Boy van Riel
         Vice President and Treasurer

         (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

         DATE: November 12, 1998