Form 10-K
period 1998-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1999-03-30
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

          (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

                      See Form 12b-25 filed June 30, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 23, 1999 was $8,187,302.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 23, 1999 was 2,068,215.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 1999 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 14 through 21 of this Form 10-K.

  ----------------------------------------------------------------------------

                                     PART I

Item 1. Business

(a) General Development of Business: The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; New Orleans, Louisiana; and Cairo, Luxor, El Gouna, Port Said and Sharm el Sheikh, Egypt; and two Nile River cruise vessels. The Company has paid $2 million for a 22% ownership interest in the hotel and casino it operates under a management contract in Curacao, Netherlands Antilles. The Company has entered into management agreements to operate new hotels being created in Miami Beach; Taba and Nuweiba, Egypt; and Manama, Bahrain; these projects are scheduled to open in 1999 or 2000. The Company also licenses the use of the Sonesta name to two hotels in Aruba, and a hotel in Lima, Peru. The Company terminated contracts under which it operated two properties in Hurghada, Egypt, effective in early January 1998; and a license agreement for a hotel in Santiago, Chile was terminated effective at the end of February 1998. In May 1998, the Company elected not to fund a performance threshold deficit and the owner of Sonesta Beach Resort & Casino, in Curacao, exercised its right to terminate the Company's management contract. While the Company is cooperating in the transition to new management at that property, it continues to operate it under the Sonesta flag. In July 1998, the Company acquired ownership of Sonesta Beach Resort, in Key Biscayne, Florida, a property it has operated for many years. In February 1999, the owner of the hotel in El Gouna, Egypt that the Company has both operated and licensed notified the Company that it was terminating its relationship with the Company for that property, effective in May 1999. In November 1995, the Company acquired the 100-room Casablanca resort in Anguilla, B.W.I., which at that time was closed due to damage from Hurricane Luis, in September 1995 (for details of this transaction, reference is made to Note 2-Operations, on pages 14 through 16 of the 1998 Annual Report to Shareholders.) In December 1994, the Company entered into two partnerships: one involving an 82-room hotel in SoHo, New York; the other to create a 320-room resort in Costa Rica. In July, 1996, the Company liquidated its investment in the SoHo project, and in March 1997 the Company notified its partner in the Costa Rica project that it was terminating its participation in that project. Through a foreclosure procedure the Company now owns the resort site in Costa Rica.

(b)  Not applicable.

(c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional

Item 1. Business
     chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1998, the Company made capital expenditures for its hotels totaling approximately $14,200,000.

     The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

     The Company has approximately 1,900 employees. Approximately 300 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

     While the business of the Company's individual hotels is seasonal, the diverse locations of the four owned or leased properties tend to mitigate the impact of this factor. Traditionally, the second and fourth quarters have produced greater revenues and operating income than the first and third quarters, although these seasonal fluctuations do not materially affect the Company's business activities.

     The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 1998, 1997, and 1996. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year. Sonesta Beach Resort Anguilla was acquired by the Company in November 1995 and opened on January 18, 1996. Sonesta Beach Resort Key Biscayne was acquired by the Company on July 1, 1998. Revenue and room statistics for Sonesta Beach Resort Key Biscayne are for the period July 1 to December 31, 1998.

                                                                                   TOTAL
                                              NUMBER OF  YEAR BUILT               REVENUES
HOTEL                                           ROOMS    OR ACQUIRED           (in thousands)
-----                                           -----    -----------           --------------
                                                                          1998     1997      1996
                                                                          ----     ----      ----
Sonesta Beach Resort Anguilla,
B.W.I                               Owned        100        1995        $ 4,253   $ 4,071   $ 2,717
Sonesta Beach Resort Key Biscayne   Owned        300        1998         10,821      --        --
Royal Sonesta Hotel Boston
(Cambridge)                         Owned        400      1963/1984      27,602    25,521    22,891
Royal Sonesta Hotel New Orleans     Leased       500        1969         33,131    31,491    30,802

                                            AVERAGE                        AVERAGE
                                           OCCUPANCY                        DAILY
                                           PERCENTAGE                       RATE
                                      --------------------           ------------------
HOTEL                                 1998    1997    1996           1998   1997   1996
-----                                 --------------------           ------------------

Sonesta Beach Resort Anguilla,
B.W.I.                                44.6%   48.8%   39.3%          $236   $192   $147
Sonesta Beach Resort Key Biscayne     68.3%     --      --            163    --     --
Royal Sonesta Hotel Boston
(Cambridge)                           74.1%   76.2%   76.5%           161    144    127
Royal Sonesta Hotel New Orleans       79.7%   79.1%   80.5%           153    147    141

                                              "REVPAR"
                                              --------
HOTEL                                    1998   1997   1996
-----                                    ----   ----   ----
Sonesta Beach Resort Anguilla, B.W.I.    $106   $ 94   $ 58
Sonesta Beach Resort Key Biscayne         111    --     --
Royal Sonesta Hotel Boston (Cambridge)    119    109     97
Royal Sonesta Hotel New Orleans           122    117    114

     The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

     For revenues by class of service for the three years ended December 31, 1998, reference is made to the Consolidated Statements of Operations which appears on page 8 of the 1998 Annual Report to Shareholders.

(d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 14 through 16 of the 1998 Annual Report to Shareholders.

Item 2. Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in three hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts, Sonesta Beach Resort, Key Biscayne, Florida, and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 5 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 17 and 18 of the Company's 1998 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property, the Key Biscayne, Florida property, and the Anguilla property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two remaining ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; Curacao, Netherlands Antilles; New Orleans, Louisiana; and Cairo, Luxor, El Gouna, Port Said and Sharm el Sheikh (2), Egypt; and two Nile River cruise vessels. The Company's hotel and casino on the island of Curacao is operated under a management contract, and the Company has invested $2 million for a 22% ownership interest in that property. As previously discussed, ownership of the Curacao property has exercised its right to terminate the Company's management contract for that property. Before the termination becomes effective, the Company is entitled to receive a termination fee of $1,875,073, which is based on the investment the Company made in the hotel of $2,000,000, less incentive fees earned during 1998 of $124,927. As previously mentioned, the Company's involvement with the El Gouna, Egypt property will terminate in May 1999. The Company has granted licenses for the use of its name to two hotels in Aruba and a hotel in Lima, Peru.

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

Item 3. Legal Proceedings

A wholly-owned subsidiary of the Company, Sonesta Hotels of Anguilla Limited ("SHAL"), and two executive officers of the Company were named as defendants in a lawsuit filed in October, 1997, in Anguilla, B.W.I., by the former owner of the resort hotel in Anguilla which the subsidiary purchased in November 1995 (the "Resort"), and the principals of that entity. The Statement of Claim in this lawsuit, which was substantially amended in January 1998, alleges, inter alia, that the defendants have not complied with certain "implied terms" of the agreements between them and with the terms of an alleged oral agreement. The plaintiffs in this action are seeking relief from their contractual obligations, entitlement to certain financial benefits, and certain equitable relief. In late February 1998 defendants filed a "Defense and Counterclaim" to plaintiffs' "Amended Statement of Claim". As part of its Counterclaim SHAL is seeking offsets against amounts otherwise owed to the former owner, specifically a loan of $1,000,000 that matured in November 1998. In light of its numerous claims against the former owner, SHAL has made no payments on account of that loan since 1996. The parties have engaged in settlement discussions which to date have not been fruitful. In the absence of a settlement SHAL intends to vigorously defend against this action, and to vigorously prosecute its counterclaims, and expects a favorable outcome.

In early 1997, SHAL filed a lawsuit in The Court of First Instance, in Curacao, Netherlands Antilles, against the insurance company that was insuring the resort in Anguilla at the time of Hurricane Luis, in September 1995. In the suit, SHAL seeks to establish its entitlement to business interruption coverage for periods subsequent to the date SHAL acquired ownership of the Resort. The insurer, Ennia Caribe Schade N.V., has taken the position that (1) it has no obligation to fund business losses realized after the date of sale, and (2) the applicable policy does not recognize business losses incurred after the Resort was restored and reopened. The Company expects to vigorously pursue its claims against Ennia Caribe, but it is not able to predict with certainty how this lawsuit will be resolved. No amounts which may be recoverable in this lawsuit have been reflected in the Company's financial statements.

The Company is from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 2 of the 1998 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1997 and a dividend of $ .15 per share was declared on the Company's common stock in December 1997, but was paid in January 1998. A dividend of $ .15 per share was paid on the Company's common stock in July 1998 and a dividend of $.15 per share was declared on the Company's common stock in December 1998, but was paid in January 1999. Other information required by this item is incorporated by reference to the Consolidated Statements of Stockholders' Equity which appears on page 11 of the 1998 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock nor may common stock be purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

Item 6. Selected Financial Data

Selected Financial Data, on page 2 of the 1998 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

This information is incorporated by reference to pages 3 through 6 of the 1998 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.

The table that follows summarizes the Company's debt obligations outstanding as of December 31, 1998. This information should be read in conjunction with note 5 to the consolidated financial statements.

Short and Long Term Debt at December 31, 1998 (in thousands):

                          1999       2000         2001        2002      2003       Total      Fair Value
Principal Amount Due      4,048      26,967       2,224       682       19,537     53,458     54,779
Average Interest Rate     10.31%     10.41%       8.64%       8.87%     8.87%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 19, 1999, are incorporated herein by reference to the 1998 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 6 of the 1998 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


A.   Directors of the Company and Compliance with Section 16 (a)

     The information required by this item is incorporated herein by reference to the proxy statement for the 1999 Annual Meeting of Stockholders.

B.   The Executive Officers of the Company are as follows

                                                                          Employment History
Name                     Present Position                         Age      1994 to Present
----                     ----------------                         ---      ---------------
Roger P. Sonnabend       Chairman of the Board and Chief          73       Chairman and Chief
                         Executive Officer.                                Executive Officer.


Stephanie Sonnabend      President                                46       Executive Vice President
                                                                           until January 1, 1996.

Paul Sonnabend           Chairman of the Executive Committee      71       President until
                         and Chief Financial Officer                       December 31, 1995.

Stephen Sonnabend        Senior Vice President                    67       Senior Vice President.

Boy van Riel             Vice President and Treasurer             40       Vice President & Treasurer.


Peter J. Sonnabend       Vice Chairman, Vice President and        45       Vice President and
                         Secretary                                         Secretary Until May
                                                                           1995.

Christopher Baum         Vice President - Sales & Marketing       45       Vice President - Sales
                                                                           & Marketing.

Michael Levie            Vice President - Egypt                   38       Vice President &
                                                                           General Manager, Royal
                                                                           Sonesta Hotel, Boston
                                                                           (Cambridge), Until
                                                                           January 1996.

                                                                          Employment History
Name                     Present Position                         Age      1994 to Present
----                     ----------------                         ---      ---------------
Felix Madera             Vice President - International           50       Vice President &
                                                                           General Manager,
                                                                           Sonesta Beach Resort,
                                                                           Key Biscayne, Florida.

Mary Jane Rosa           Vice President - Design                  50       Vice President - Design

Jacqueline Sonnabend     Executive Vice President                 44       Vice President - Human
                                                                           Resources Until March
                                                                           1996.

Hans Wandfluh            Vice President                           64       President & General
                                                                           Manager, Royal Sonesta
                                                                           Hotel, New Orleans,
                                                                           Louisiana.

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

Item 13. Certain Relationships and Related Transactions.

The information required by these items is incorporated by reference to the proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

     2. Financial Statement Schedules: The schedule listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report.

     3. Financial Statements of significant subsidiary, RIF Resort Hotel, N.V., if available, shall be provided by amendment to this Form 10-K by June 30, 1999, as allowed under Regulation S-X, Rule 3-09.

     4. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)  Reports on Form 8-K filed during the last quarter of 1998: None

SONESTA INTERNATIONAL HOTELS CORPORATION

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules

Item 14 (a) (1) and (2)                                                  References (Page)
                                                                                  1998 Annual Report to
                                                                      Form 10-K         Shareholders*
                                                                      ---------         -------------
Consolidated Balance Sheets
at December 31, 1998 and 1997........................................                       9-10

For the years ended December 31, 1998, 1997 and 1996:

     Consolidated Statements of
     Operations......................................................                          8

     Consolidated Statements of
     Stockholders' Equity............................................                         11

     Consolidated Statements of
     Cash Flows......................................................                         12

     Notes to Consolidated
     Financial Statements............................................                       13-21

Consolidated Financial Statement
Schedule for the year ended
December 31, 1998:

II.  Consolidated Valuation and
     Qualifying Accounts.............................................     13

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
--------------------------------------------------------------------------------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1998

                                                              Amounts
Year Ended December 31, 1996        Balance                   Charged     Amounts        Balance,
                                    Beginning    Acquisition  (Credited)  (Written Off)  End Of
                                    Of Year      Of Hotel     To Income   Recovered      Year
                                    -------      --------     ---------   ---------      ----
Deducted from assets:
Valuation reserve on long-term
receivable and advances           $5,500,000                 $   -        $   -       $5,500,000
                                  ==========                 ========     ========    ==========

Allowance for doubtful accounts   $   97,901                 $ 37,650     $(27,577)   $  107,974
                                  ==========                 ========     ========    ==========

Year Ended December 31, 1997

Deducted from assets:
Valuation reserve on long-term
receivable and advances           $5,500,000                 $   -        $   -       $5,500,000
                                  ==========                 ========     ========    ==========

Allowance for doubtful accounts   $  107,974                 $ 26,001     $(16,317)   $  117,658
                                  ==========                 ========     ========    ==========

Year Ended December 31, 1998

Deducted from assets:
Valuation reserve on
long-term
receivable and advances           $5,500,000   $(5,500,000)  $   -        $   -       $     -
                                  ==========   ===========   ========     ========    ==========

Allowance for doubtful accounts   $  117,658   $    33,000   $(18,309)    $  8,473    $  140,822
                                  ==========   ===========   ========     ========    ==========

--------------------------------------------------------------------------------

Note: The Company acquired Sonesta Beach Resort Key Biscayne on July 1, 1998. The Company released the seller from indebtedness owed to Company subsidiaries and reversed a valuation reserve against one of the loans owed to the Company prior to the acquisition. In connection with the acquisition the Company also acquired a $33,000 reserve for trade receivables.

                    Sonesta International Hotels Corporation

                                Index to Exhibits

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
3.1        Certificate of Incorporation as amended to date. (8)

3.2 Company By-laws, including all amendments through March 16, 1999. (12)

9.1(a)     Sonnabend Voting Trust Agreement, dated August 1,
           1984, providing for the combination of the voting power of stock held by members of the Sonnabend
           Family. (6)

9.1(b)     First Amendment, dated December 1984, to Sonnabend
           Voting Trust Agreement (6)

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

10.1(b)    "Operating Deficit Loan Mortgage Note"
           ($2,194,005.00) from KBLP to FSC, dated as of December 31, 1993. (10)

10.1(c)    "Operating Deficit Loan Mortgage and Security
           Agreement" between KBLP and FSC, dated February 4,
           1994. (10)

10.1(d) "Promissory Note" ($1,576,600.00) from KBLP to FSC, dated February 4, 1994 . (10)

10.1(e) "Second Amendment to Management Agreement", dated as of December 31, 1993 between KBLP and FSC. (10)

10.2(a)    Renovation Enhancement Agreement, dated February 19,
           1993, between Florida Sonesta Corporation ("FSC") and
           Key Biscayne Limited Partnership ("KBLP"). (9)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
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

10.5(d)    "Amendment of Note and Third Mortgage", dated
           September 12, 1991, between FSC and KBLP. (7)

10.6(a)    "1995 Loan Agreement" between Hibernia National Bank
           ("Hibernia") and Royal Sonesta, Inc. ("Royal
           Sonesta"), as of January 1, 1995. (10)

10.6(b)    "Promissory Note" ($5,000,000) from Royal Sonesta to
           Hibernia, dated "Effective January 1, 1995". (10)

10.6(c)    "First Amendment to 1995 Loan Agreement" between
           Hibernia and Royal Sonesta, dated December 12, 1994.
           (10)

10.6(d)    "Second Amendment to 1995 Loan Agreement" between
           Hibernia and Royal Sonesta, dated as of December 31,
           1997. (14)

10.6(e)    "Second Modification to Promissory Note" between
           Hibernia and Royal Sonesta, dated as of December 31,
           1997. (14)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
10.7(a)    1992 Loan Agreement, dated December 30, 1992, between
           Royal Sonesta and Hibernia. (8)

10.7(b)    Promissory Note, dated December 30, 1992, between
           Royal Sonesta and Hibernia. (8)

10.7(c) Restatement and Continuation of Continuing Guaranty, dated December 30, 1992, between the Registrant and Hibernia. (8)

10.8(a)    "Amendment and Restatement of the Amended and Restated
           Loan Agreement", dated December 23, 1991, between
           Hibernia, Royal Sonesta and the Registrant. (7)

10.8(b) $2,875,000 Promissory Note, dated December 23, 1991, from Royal Sonesta to Hibernia. (7)

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

10.9(d) Escrow Agreement, dated as of December 18, 1996, between Trust, Sonesta Mass, and SunAmerica, "Escrow
           Agent". (13)

10.9(e) Replacement Reserve and Security Agreement, dated as of December 18, 1996, between Trust and Sonesta Mass, and SunAmerica. (13)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
10.9(f)    Limited Guaranty Agreement, dated as of December 18,
           1996, between Sonesta and SunAmerica. (13)

10.10(a)   Revolving Term Note ($2,000,000) from Sonesta
           International Hotels Corporation to USTrust, dated
           September 30, 1995. (12)

10.10(b) Commitment Letter agreement, dated September 28, 1995, between Sonesta International Hotels Corporation and
           USTrust. (12)

10.11      Amendment and Allonge to Commercial Promissory Note,        24-26
           dated as of September 30, 1998, between Sonesta
           International Hotels Corporation and USTrust Bank.

10.12(a)   Loan Agreement($1,000,000), dated December 18, 1996,
           between Masters of Tourism and Sonesta International
           Hotels Limited ("SIHL"). (13)

10.12(b)   (Personal) Guaranty of Hisham Aly, dated as of
           December 18, 1996. (13)

10.13 Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two
           (2) outstanding loan balances). (13)

10.14(a) "Amendment to Loan Agreement", dated April 29, 1997, between Masters of Tourism and SIHL. (14)

10.14(b)   (Personal) Guaranty of Hisham Aly, dated as of April
           29, 1997. (14)

10.15      Second Amendment to Loan Agreement, dated September         27-29
           15, 1998, between Masters of Tourism and SIHL.

10.16      Indenture of Lease, dated June 26, 1979, between John
           Hancock Mutual Life Insurance Company ("John Hancock") and Sonesta International Hotels Corporation
           ("Sonesta"). (4)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
10.17      "Second Amendment to Lease" between John Hancock and
           Sonesta, dated March 22, 1994. (10)

10.18      "Third Amendment to Lease" between John Hancock and
           Sonesta, dated June, 1994. (10)

10.19(a)   Intercreditor, Payment Priority and Lien Priority
           Agreement, dated as of September 15, 1993, between Sonesta International Hotels Corporation ("Sonesta"),
           Sonesta Louisiana Hotels Corporation ("SLHC"), 800
           Canal Street Limited Partnership (the "Partnership"), and numerous other parties. (9)

10.19(b) Commercial Guaranty, dated September 15, 1993, by SLHC and Sonesta. (9)

10.19(c)   CSDC/Manager Reserve Agreement, dated September 15,
           1993, between SLHC, the Partnership and Canal Street
           Development Corporation. (9)

10.20(a) Manager Advance Agreement, dated as of May 6, 1997, between SLHC and the Partnership. (14)

10.20(b) Term Note ($500,000) from the Partnership to SLHC, dated May 6, 1997. (14)

10.20(c)   Collateral Note ($650,000) from the Partnership to
           SLHC, dated May 6, 1997. (14)

10.20(d)   Commercial Guaranty, dated May 6, 1997, between SLHC,
           Sonesta, and First National Bank of Commerce. (14)

10.20(e) Amended and Restated Intercreditor, Payment Priority and Lien Priority Agreement, dated as of May 6, 1997, between Sonesta, SLHC, the Partnership, and numerous other parties. (14)

10.21      Extension of Lease by Royal Sonesta, Inc., dated
           August 6, 1993. (9)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
10.22      Agreement, dated September 9, 1993, between Royal
           Sonesta, Inc. and Aetna Life Insurance Company. (9)

10.23 Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal
           Sonesta, Inc. (5)

10.24 Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta,
           Inc. (3)

10.25 Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta
           Corporation. (2)


10.26      Hotel Lease, dated December 12, 1967, between Chateau
           Louisiane, Inc., as "Landlord", and The Royal Orleans,
           Inc., as "Tenant". (1)

10.27(a) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601
           (10) (iii) (A))

10.27(b) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item
           601 (10) (iii) (A)).

10.27(c) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601
           (10) (iii) (A)).

10.28(a)   (Letter) Loan Agreement ($2,000,000), dated July 18,
           1996, between Maduro & Curiel's Bank N.V. and Sonesta
           Curacao Hotel Corporation N.V. (13)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------
10.28(b)   Letter Agreement extending term of Loan Agreement,          30
           dated December 23, 1998, between Maduro & Curiel's
           Bank N.V. and Sonesta Curacao Hotel Corporation N.V.

10.29 Lease, dated September 21, 1991, between "the Crown" and Casablanca Resorts Development of Anguilla Limited
           ("CRDAL") (assumed by Sonesta Hotels of Anguilla
           Limited ("Sonesta Anguilla") in November 1995). (11)

10.30      Debenture, dated November 28, 1995, between Scotiabank
           Anguilla Limited and Sonesta Anguilla (11)

10.31      Debenture ($6,390,000) from Sonesta Hotels of Anguilla
           Limited to Scotiabank Anguilla Limited, dated December
           1996 (evidencing additional $1,700,000 loan). (13)

10.32 Agreement, dated as of March 1, 1996, between CRDAL and Sonesta Anguilla. (13)

10.33      (Letter) Loan Agreement ($1,000,000), dated February
           9, 1997, between Sakkara Hotels and Sonesta
           International Hotels Corporation. (13)

10.34      (Letter) Lease Agreement, dated June 3, 1996, between
           Sonesta Hotels of Anguilla, Ltd. and Amsterdam Sonesta
           Corporation (subsequently renamed Anguilla Hotel
           Management, Inc.) (13)

10.35      Loan Agreement, dated July 30, 1997, between Sonesta
           Miami Beach Hotel Company, Inc. and Skip Properties
           N.V. (14)

10.36(a) Contribution and Formation Agreement, dated as of January 30,1998, by and among Key Biscayne Limited
           Partnership ("KBLP"), Florida Sonesta Corporation and
           Key Biscayne Land Corporation ("Sonesta II"), and joined in by Key Biscayne Hotel Associates, LTD.
           ("KBHA"), Partners Liquidating Trust,("PLT"),
           Strategic Realty Advisors, Inc., ("SRAI") and Sonesta
           International Hotels Corporation ("Sonesta
           International"). (15)

NUMBER    DESCRIPTION                                                 PAGE NOS.
------    -----------                                                 ---------

10.36(b)   First Amendment to Contribution and Formation
           Agreement, dated as of April 3, 1998, by and among KBLP, FSC and Sonesta II, and joined in by KBHA, PLT,
           SRAI and Sonesta International. (15)

10.36(c)   Agreement of Limited Partnership of Sonesta Beach
           Resort Limited Partnership, dated April 1998, by and between FSC,Sonesta II and KBLP. (15)

10.36(d) Assumption Agreement, dated as of July 1, 1998, by and between Sonesta Beach Resort Limited Partnership
           ("SBRLP") and State Street Bank and Trust Company, trustee. (15)

10.36(e) Amendment to and Assignment of KBHA/PLT Indebtedness, dated as of July 1, 1998, by and between KBLP, KBHA,PLT and SBRLP,including KBHA/PLT Note, dated July
           1, 1998. (15)

13         Annual Report to Security Holders for the calendar          31-53
           year ended December 31, 1998.

21         Subsidiaries of the Registrant.                               54

23         Consent of Ernst & Young LLP filed herewith.                  55

27         Financial Data Schedule                                       56

(1)   Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)   Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)   Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)   Incorporated by reference to the Company's 1979 Report on Form 10-K.
(5)   Incorporated by reference to the Company's 1981 Report on Form 10-K.
(6)   Incorporated by reference to the Company's 1984 Report on Form 10-K.
(7)   Incorporated by reference to the Company's 1991 Report on Form 10-K.
(8)   Incorporated by reference to the Company's 1992 Report on Form 10-K.
(9)   Incorporated by reference to the Company's 1993 Report on Form 10-K.
(10)  Incorporated by reference to the Company's 1994 Report on Form 10-K.
(11)  Incorporated by reference to the Company's 1995 Report on Form 8-K.
(12)  Incorporated by reference to the Company's 1995 Report on Form 10-K.
(13)  Incorporated by reference to the Company's 1996 Report on Form 10-K.
(14)  Incorporated by reference to the Company's 1997 Report on Form 10-K.
(15)  Incorporated by reference to the Company's 1998 Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
              (Registrant)

By:       /s/ Boy van Riel                                                     Date: March 22, 1999
   -----------------------------------
              Boy van Riel
              Vice President and Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ Roger P. Sonnabend                                               Date: March 22, 1999
   -----------------------------------
              Roger P. Sonnabend
              Chairman of the Board and Chief Executive Officer


By:       /s/ Boy van Riel                                                     Date: March 22, 1999
   -----------------------------------
              Boy van Riel
              Vice President and Treasurer, Principal
              Financial and Accounting Officer


By:       /s/ Paul Sonnabend                                                   Date: March 22, 1999
   -----------------------------------
              Paul Sonnabend
              Director


By:       /s/ Peter J. Sonnabend                                               Date: March 22, 1999
   -----------------------------------
              Peter J. Sonnabend
              Director

By:       /s/ Stephanie Sonnabend                                              Date: March 22, 1999
   -----------------------------------
              Stephanie Sonnabend
              Director


By:       /s/ Stephen Sonnabend                                                Date: March 22, 1999
   -----------------------------------
              Stephen Sonnabend
              Director


By:       /s/ George S. Abrams                                                 Date: March 22, 1999
   -----------------------------------
              George S. Abrams
              Director


By:       /s/ Vernon R. Alden                                                  Date: March 22, 1999
   -----------------------------------
              Vernon R. Alden
              Director


By:       /s/ Joseph L. Bower                                                  Date: March 22, 1999
   -----------------------------------
              Joseph L. Bower
              Director


By:       /s/ Jean C. Tempel                                                   Date: March 22, 1999
   -----------------------------------
              Jean C. Tempel
              Director

               AMENDMENT AND ALLONGE TO COMMERCIAL PROMISSORY NOTE

         This Amendment and Allonge to Commercial Promissory Note (the "Allonge") is made as of September 30, 1998 by Sonesta International Hotels Corporation, a New York corporation ("Borrower"), and USTrust ("Bank").

         WHEREAS, Borrower issued a Commercial Promissory Note dated September 30, 1995 in the face principal amount of $2,000,000 made payable to the order of Bank (as amended September 30, 1997, the "Note"); and

         WHEREAS, Borrower has requested the Bank to amend the Note in accordance with the terms of this Allonge;

         NOW, THEREFORE, in consideration of the premises and agreements set forth herein and for other good and valuable consideration, the parties hereto agree as follows:

         1. The maturity date of the Note is hereby changed to September 30, 1999.

         2. Exhibit B-1997 to the Commitment Letter dated September 30, 1997, which set forth certain terms and conditions of the line of credit, is replaced with Exhibit B-1998 attached hereto.

         3. Capitalized terms used in this Allonge shall have the same meaning as in the Note except as otherwise specified herein. All references in the Note to the "Note" shall mean the Note as previously amended and as amended by this Allonge

         4 This Allonge shall be attached to the Note, incorporated therein and made a part thereof.

         5. This Allonge shall be governed by and construed in accordance with the laws of The Commonwealth of Massachusetts.

         Executed as an agreement under seal effective as of the day and year set forth above.

USTrust

By: /s/                                      By:  /s/ Peter J. Sonnabend
    ------------------------------                ----------------------------
    Its                                           Its Vice President

I hereby acknowledge and affirm guaranty of the above-described facility by the principal domestic subsidiaries of Sonesta International Hotels Corporation as described in Exhibit A, in my capacity as authorized signer for said subsidiaries.

By: /s/ Peter J. Sonnabend
    -----------------------------

                                    EXHIBIT A

                       Principal Domestic Subsidiaries of
                    Sonesta International Hotels Corporation

Anguilla Hotel Management Inc.                         Guaranty Unlimited
Brewster Wholesale Corporation                         Guaranty Unlimited
Florida Sonesta Corporation                            Guaranty Unlimited
S.I.A. Advertising, Inc.                               Guaranty Unlimited
Sonesta Beach Resort Limited Partnership               Guaranty Unlimited

Royal Sonesta, Inc.                              Guaranty Limited to $1,000,000

                                 EXHIBIT B-1998

     Financial Institute                Maximum Commitment
     -------------------                ------------------
     SunAmerica Insurance Co.           $23.0 Million
     Hibernia National                  $5.0 Million
     Maduro & Curiels Bank              $2.0 Million
     First National Bank                $1.5 Million Guaranty
     Scotia Bank                        $6.5 Million, with a
                                        $1.0 Million Guaranty
     Seller Note (Anguilla)             $1.0 Million
     Aetna Realty Co.                   $22.45 Million

                       SECOND AMENDMENT TO LOAN AGREEMENT

Reference is made to the Loan Agreement made as of the 18th day of December, 1996 in the City of Boston, Massachusetts, U.S.A. by and between SONESTA INTERNATIONAL HOTELS LIMITED (or its assignee) organized and existing under the laws of The Bahamas and having its principal place of business at 200 Clarendon Street, Boston, Massachusetts, U.S.A. and represented in the signature of this Agreement by PETER J. SONNABEND, VICE PRESIDENT (hereinafter referred to as the "Lender"), and MASTERS OR TOURISM organized and existing under the laws of The Arab Republic of Egypt and having its principal place of business at Salah Salem Avenue, El Abour Building, No. 13, Flat 84, Heliopolis, Cairo, Egypt and represented in the signature of this Agreement by MOHAMED HISHAM AHMED ALY, CHAIRMAN (hereinafter referred to as the "Borrower") ("Loan Agreement"), as amended by an "Amendment to Loan Agreement", dated April 29, 1997 (the "Amendment"). This agreement shall constitute the "Second Amendment" to the Loan Agreement.

         WHEREAS the purpose of the Loan Agreement was to provide U.S. $1,000,000 to the Borrower as a loan to finance the expansion and improvement of Sonesta Beach Resort, Sharm El Sheikh (the "Hotel"), as described in the Loan Agreement; and

         WHEREAS the purpose of the Amendment was to provide an additional U.S. $500,000 to the Borrower as a loan in connection with the further expansion of the Hotel; and

         WHEREAS the Borrower has informed the Lender that the additional U.S. $500,000, described in the Amendment, is no longer required by the Borrower in order to complete the expansion and improvement of the Hotel, and the further expansion of the Hotel -- such expansion and improvements being referred to as "Improvements" under the Loan Agreement, as amended by the Amendment;

         NOW THEREFORE, for consideration the receipt and sufficiency of which is hereby acknowledged, the parties agree to amend the terms of the Loan Agreement, as amended by the Amendment, as follows:

1. Amendment. The Lender shall have no further obligation to advance funds to the Borrower under the Amendment.

2. Repayment of Loan. The parties acknowledge that, pursuant to Section 5 of the Amendment, Borrower owed Lender U.S. $187,500, on January 1, 1998, representing the first installment of the repayment of Loan principal, but that said payment was not made. The parties now agree that Loan principal shall be repaid in seven (7) annual installments of U.S. $142,857, with the first payment due January 1, 1999. Other Loan terms, including without limitation the interest rate, shall remain unchanged.

3. Advance for Increased Water Capacity. The parties acknowledge that the "Improvements" described in Section 2.02 of the Loan Agreement included "increased water capacity" for the expanded and improved Hotel. Notwithstanding the provisions of Section 1, above, to the contrary, Borrower shall provide increased water-making capacity for the "Improvements" (as said term was amended by the Amendment), provided Lender, at its option, advances an additional U.S. $250,000 for this purpose, which amount Borrower has represented is the minimum cost of the increased water-making capacity. If Lender elects to advance the additional U.S. $250,000, it shall advance said amount in installments upon presentation by Borrower of invoices from third party contractors, satisfactory in form in content to Lender, in Lender's sole judgement. As portions of said additional U.S. $250,000 are advanced, they shall accrue interest and be repaid on the same basis as the Loan under the Loan Agreement. Even if it elects to advance the additional U.S. $250,000, Lender shall have no obligation to advance any portion of said until all of the "Improvements" (including the 80 guest rooms referenced in the Amendment) -- but excepting the "increased water-capacity" -- have been fully completed and are operational.

4. Default. The following is added to Section 8.01 of the Loan Agreement as subsection (E):

          (E)  In the event the "additional Hotel facilities" described in
               Section 2.02 of the Loan Agreement, as amended by the Amendment, has not commenced full business operations by January 1, 1999.

5. In all other, as amended, respects the Loan Agreement remains unchanged and in full force and effect.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective duly authorized signatories as of September __, 1998.

Witness:                   SONESTA INTERNATIONAL HOTELS LIMITED

_______________________    By: /s/  Peter J. Sonnabend
                                    --------------------------
                             Name:  Peter J. Sonnabend
                             Title: Vice President

Witness:                   MASTERS OF TOURISM

_______________________    By: /s/  Mohamed Hisham Ahmed Aly
                                    --------------------------
                             Name:  Mohamed Hisham Ahmed Aly
                             Title:  Chairman

Mohamed Hisham Ahmed Aly hereby executes this Second Amendment to Loan Agreement in order to acknowledge and re-affirm his continuing personal guaranty under the Loan Agreement.

Witness:

_______________________    By: /s/ Mohamed Hisham Ahmed Aly
                                   --------------------------
                                   Mohamed Hisham Ahmed Aly

December 21, 1998

Maduro & Curiel's Bank N.V.
P.O. Box 305
Curacao, N.A.
Attn:  Kenneth Isidora

         RE: Sonesta Curacao Hotel Corporation Loan

Dear Kenneth,

As you recall, we extended Sonesta's loan until December 31, 1998, hoping that by then Marriott Corporation would have taken over the management of the Resort. As it stands now, it does not look like that will happen, and I would like to request that you further extend Sonesta's loan until the earlier of the termination of our agreement to manage the Resort, or March 31, 1999.

I'd appreciate if you could send me a confirmation of your approval to fax number 617-421-5423.

I appreciate your help and wish you a happy holiday season.

Kindest regards,


/s/ Boy van Riel
    ----------------------
    Boy van Riel

BVR/se