Form 10-Q
period 1999-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 1999-05-11
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to  _______________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      13-5648107
----------------------------------            --------------------------------
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
Yes         No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                      as of May 7, 1999 -- $.80 par value,
                              Class A -- 2,068,215

                                      Index

                    Sonesta International Hotels Corporation


                                                                     Page
                                                                     ----
Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 1999                1
           and December 31, 1998

           Consolidated statements of operations - Three
           months ended March 31, 1999 and 1998                        3

           Consolidated statements of cash flows - Three
           months ended March 31, 1999 and 1998                        4

           Notes to consolidated financial statements -
           March 31, 1999 and 1998                                     6

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition - March 31,
           1999                                                       11

Item 3.    Quantitative and Qualitative Disclosure of Market
           Risk                                                       13

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information
                     --------------------------------------

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (Unaudited) and December 31, 1998

                                                                             (in thousands)
                                                                             --------------
                                                                        March 31         December 31
                                                                          1999              1998
                                                                      ------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents                                             $  4,296          $  9,470
  Accounts and notes receivables:
       Trade, less allowance of  $147
         ($141 at December 31, 1998) for doubtful accounts                 8,170             7,654
       Other                                                                 658               905
                                                                        --------          --------
                 Total accounts and notes receivable                       8,828             8,559
  Current portion of deferred taxes                                          357               347
  Inventories                                                              1,225             1,268
  Prepaid expenses                                                         1,896             1,384
                                                                        --------          --------

                  Total current assets                                    16,602            21,028

Long-term receivables and advances                                         2,147             2,535

Property and equipment, at cost:
   Land  and land improvements                                            10,014            10,014
   Buildings                                                              68,903            68,899
   Furniture and equipment                                                25,893            25,255
   Leasehold improvements                                                  2,489             2,464
   Projects in progress                                                    2,278             1,105
                                                                        --------          --------
                                                                         109,577           107,737
   Less accumulated depreciation and
       amortization                                                       27,551            25,789
                                                                        --------          --------
              Net property and equipment                                  82,026            81,948

Other long-term assets                                                     1,431             1,092
                                                                        --------          --------
                                                                        $102,206          $106,603
                                                                        ========          ========


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (Unaudited) and December 31, 1998
                ------------------------------------------------

                                                                             (in thousands)
                                                                             --------------
                                                                        March 31         December 31
                                                                          1999              1998
                                                                      ------------      -------------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and
          capitalized lease obligations                                 $  7,500          $   4,048
  Accounts payable                                                         3,904              6,179
  Advance deposits                                                         3,823              3,869
  Federal, foreign and state income taxes                                  1,305                383
  Accrued liabilities:
         Salaries and wages                                                1,592              2,569
         Rentals                                                           2,140              6,138
         Interest                                                            500                459
         Employee benefits                                                   480                468
         Other                                                             2,333              1,682
                                                                        --------          ---------

                  Total accrued liabilities                                7,045             11,316
                                                                        --------          ---------

                  Total current liabilities                               23,577             25,795

Long-term debt                                                            46,655             50,731

Deferred federal and state income taxes                                    3,338              3,403

Other non-current liabilities                                              2,450              2,147

Redeemable preferred stock, $25 par value, at
    redemption value                                                         294                294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value                           3,488             3,488
    Retained earnings                                                     30,530            28,871
    Treasury shares--982,873, at cost                                     (8,126)           (8,126)
                                                                        --------          --------
              Total common stockholders' equity                           25,892            24,233
                                                                        --------          --------
                                                                        $102,206          $106,603
                                                                        ========          ========


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                                                            Three Months Ended
                                                                      March 31,1999     March 31, 1998
                                                                      -------------     --------------
Revenues:
     Rooms                                                              $ 17,228          $ 10,717
     Food and beverage                                                     6,249             4,082
     Management, license and
          service fees                                                     1,102             1,882
     Parking , telephone and other                                         2,051             1,327
                                                                        --------          --------
                                                                          26,630            18,008
                                                                        --------          --------
Costs and expenses:
     Costs and operating expenses                                         10,178             7,074
     Advertising and promotion                                             1,983             1,429
     Administrative and general                                            3,902             3,147
     Human resources                                                         502               383
     Maintenance                                                           1,685             1,304
     Rentals                                                               2,387             2,354
     Property taxes                                                          542               297
     Depreciation and amortization                                         1,762             1,228
                                                                        --------          --------
                                                                          22,941            17,216
                                                                        --------          --------
Operating income                                                           3,689               792

Other income (deductions):
     Interest expense                                                     (1,215)             (725)
     Interest income                                                         152               323
     Foreign exchange loss                                                    (4)               (1)
     Gain on sales of assets                                                   4                14
                                                                        --------          --------
                                                                          (1,063)             (389)

Income before income taxes                                                 2,626               403
Federal, foreign and state income tax provision                              964               267
                                                                        --------          --------
Net income                                                                 1,662               136
Retained earnings at beginning of period                                  28,871            28,087
Cash dividends on preferred stock                                             (3)               (3)
                                                                        --------          --------
Retained earnings at end of period                                      $ 30,530          $ 28,220
                                                                        ========          ========

Basic earnings per share of common stock                                $    .80          $    .06
                                                                        ========          ========

Weighted average number of shares
     outstanding                                                           2,068             2,068
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

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                              (in thousands)
                                                                              --------------
                                                                         Three Months Ended March 31
                                                                           1999              1998
                                                                      -------------     --------------
Cash provided (used) by operating activities
     Net income                                                           $1,662            $   136
Items not (providing) requiring cash
      Pension expense                                                        308                153
      Depreciation and amortization                                        1,762              1,228
      Other amortization                                                    (134)                22
      Deferred federal income tax provision (benefit)                        (75)                12
      Gain on sales of assets                                                 (4)               (14)

Changes in assets and liabilities
      Accounts and notes receivable                                         (396)              (301)
      Inventories                                                             43                (13)
      Prepaid expenses                                                      (512)              (383)
      Accounts payable                                                    (1,962)            (2,284)
      Advance deposits                                                       (46)               257
      Federal, foreign and state income taxes                                922                 96
      Accrued liabilities                                                 (4,271)            (3,351)
                                                                          ------            -------
      Cash used by operating activities                                   (2,703)            (4,442)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                             4                 14
     Expenditures for property and equipment                              (2,060)            (1,907)
     Payments received on long-term receivables
       and advances                                                          375              1,126
                                                                          ------            -------
     Cash used by investing activities                                    (1,681)              (767)

Cash provided (used) by financing activities
     Changes in notes payable                                               --                  640
     Payments on long-term debt                                             (477)              (191)
     Payments on capitalized lease obligations                              --                  (15)
     Cash dividends paid                                                    (313)              (313)
                                                                          ------            -------
          Cash provided (used) by financing activities                      (790)               121


Net decrease in cash                                                      (5,174)            (5,088)
Cash and cash equivalents at beginning of period                           9,470              5,581
                                                                          ------            -------
Cash and cash equivalents at end of period                                $4,296            $   493
                                                                          ======            =======

                                                                       FORM 10-Q

      Supplemental Schedule of Interest and Income Taxes Paid
      -------------------------------------------------------


      Cash paid for interest in the 1999 three-month period and the 1998 three-month period was approximately $1,174,000 and $712,000, respectively. Cash paid for income taxes in the 1999 three-month period and the 1998 three-month period was approximately $117,000 and $159,000, respectively.


See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Included in the results from operations for the quarter ended March 31, 1999 are the revenues and expenses from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Before the acquisition, the Company operated the hotel under a management agreement.

2.       Long-Term Receivables and Advances

                                                                  (in thousands)
                                                          -----------------------------
                                                         March 31,            December 31,
                                                           1999                   1998
                                                     -----------------      -----------------
Sharm El Sheikh (a)                                             $1,000                 $1,000
Cairo, Egypt, net of discount (b)                                  315                    708
Other                                                            1,262                  1,174
                                                     -----------------      -----------------
        Total long-term receivables                              2,577                  2,882
        Less:  current portion                                     430                    347
                                                     -----------------      -----------------
        Net long-term receivables                               $2,147                 $2,535
                                                     =================      =================


(a) This loan to the owner of the Sonesta Beach Resort, Sharm El Sheikh bears interest at the prime rate (7 3/4% at March 31, 1999) with repayment in seven annual installments of $142,857, together with interest, commencing January 1, 1999.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Borrowing Arrangements

The Company has a $2,000,000 line of credit which expires on September 30, 1999. This line of credit bears interest at the prime rate (7 3/4% at March 31, 1999). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at March 31, 1999.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty. The interest rate is prime (7 3/4% at March 31, 1999) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amount was outstanding under this line at March 31, 1999.


4.       Long-Term Debt

                                                                            (in thousands)
                                                        -------------------------------------------------------
                                                            March 31,                           December 31,
                                                               1999                                 1998
                                                        ------------------                  -------------------
Charterhouse of Cambridge Trust and Sonesta of
  Massachusetts Inc.:
  First mortgage note (a)                                          $21,810                              $21,937
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b)                                           23,703                               23,859
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                            5,440                                5,790
  Note from Seller (d)                                                 800                                  800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (e)                                                 2,000                                2,000
Other                                                                  402                                  393
                                                        ------------------                  -------------------
                                                                    54,155                               54,779
Less current portion of long-term debt                               7,500                                4,048
                                                        ------------------                  -------------------
Total long-term debt                                               $46,655                              $50,731
                                                        ==================                  ===================

                                                                       FORM 10-Q


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $25,043,000 at March 31, 1999. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

(b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property, which is included in fixed assets at a net book value of approximately $36,015,000 at March 31, 1999. The principal balance of this loan is $22,431,000. The Company recorded an additional liability in 1998 when it assumed the loan to reflect the fair market value of this liability based on its above market interest rate. This additional liability is being amortized as an adjustment to interest expense over the remaining life of the loan. The loan requires monthly interest payments based on a rate of 11.78% until March 1, 1999, and 12.78% from March 1, 1999 until the maturity date, which is October 1, 2000. Additional interest will become due in case the loan is not repaid on the scheduled maturity date. No provision for such payment is included in the accompanying consolidated balance sheets. No principal payments are due during the term of the loan.

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $13,116,000 at March 31, 1999. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $375,000, $3,965,000 and $1,100,000 in the years 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at March 31, 1999 was 7.2%.

(d) This loan from the Seller of the Sonesta Beach Resort Anguilla was for a three year period ending November 28, 1998. The interest rate is 8% per annum. The Company has reduced this loan by $200,000 to which it is entitled under the agreements with the Seller, and has further rights to offset certain receivables from the Seller from this loan. The Company did not repay this loan on the maturity date, pending resolution of certain outstanding legal issues with the Seller of the resort. The Company has since resolved these issues and will repay this loan in the second quarter of 1999.

(e) This loan matured on June 30, 1998, but was extended through June 30, 1999. No principal payments are required. The interest rate was 9 3/4% at March 31, 1999, and is subject to periodic review by the bank. The loan is secured by a Company guaranty, and by an assignment of the right to receive fees under the management agreement for the Sonesta Beach Hotel & Casino, Curacao.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                               (in thousands)
                                                                               --------------
                                                                         Three Months Ended March 31
                                                                           1999              1998
                                                                      -------------     --------------
Direct departmental costs
     Rooms                                                                 $3,530           $2,442
     Food and beverage                                                      4,934            3,305
     Heat, light and power                                                    727              602
     Other                                                                    987              725
                                                                          -------           ------
                                                                          $10,178           $7,074
                                                                          =======           ======


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6.       Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                                               (in thousands)
                                                                               --------------
                                                                         Three Months Ended March 31
                                                                           1999              1998
                                                                      -------------     --------------
Deferred federal income tax provision (benefit)                           $  (75)           $   12
Current federal income tax provision                                       1,072                64
Current foreign income tax provision                                          10               135
Current state income tax provision (benefit)                                 (43)               56
                                                                          ------            ------
                                                                          $  964            $  267
                                                                          ======            ======

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment Information

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the three month periods ending March 31, 1999 and 1998 follows:

Period ended March 31, 1999

                                                                       (in thousands)
                                                        -----------------------------------------------
                                                        Owned &
                                                        Leased          Management
                                                        Hotels          Activities         Consolidated
                                                        -------        ------------        ------------
Revenues                                                $25,515          $1,115              $26,630
Operating income (loss) before
     depreciation and amortization expense                5,736            (285)               5,451
    Depreciation and amortization                        (1,657)           (105)              (1,762)
    Interest income (expense), net                       (1,137)             74               (1,063)
    Other income                                             --              --                   --
                                                         --------        --------            ---------
Segment pre-tax profit (loss)                             2,942            (316)               2,626

Segment assets                                           92,308           9,898              102,206
Segment capital additions                                 1,949             111                2,060

Period ended March 31, 1998

                                                                       (in thousands)
                                                        -----------------------------------------------
                                                        Owned &
                                                        Leased          Management
                                                        Hotels          Activities         Consolidated
                                                        -------        ------------        ------------
Revenues                                                $15,997          $2,011              $18,008
Operating income before
     depreciation and amortization expense                1,972              48                2,020
    Depreciation and amortization                        (1,115)           (113)              (1,228)
    Interest income (expense), net                         (650)            248                 (402)
    Other income                                             --              13                   13
                                                        ---------        ------              -------
Segment pre-tax profit                                      207             196                  403

Segment assets                                           51,279          20,232               71,511
Segment capital additions                                 1,710             197                1,907

                                                                       FORM 10-Q
                                 Part I - Item 2
                                 ---------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


FIRST QUARTER 1999 COMPARED TO 1998
-----------------------------------

REVENUES
--------

                                                                    TOTAL REVENUES
                                                                    (in thousands)
                                                        --------------------------------------------
                                                          NO. OF
                                                          ROOMS            1999             1998
                                                          -----            ----             ----
Sonesta Beach Resort Anguilla, BWI                         100        $   1,979         $  1,704
Sonesta Beach Resort Key Biscayne                          300            9,361             --
Royal Sonesta Hotel Boston (Cambridge)                     400            4,668            5,013
Royal Sonesta Hotel New Orleans                            500            9,507            9,280
Management and service fees and other revenues                            1,115            2,011
                                                                      ---------           ------
        Total revenues                                                $  26,630         $ 18,008
                                                                      =========           ======


Total revenues for the first quarter ended March 31, 1999 were $26,630,000 compared to $18,008,000 in 1998, an increase of approximately $8,622,000.

The first quarter of 1999 included the revenues of Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Revenues of this resort during the 1999 first quarter were $9,361,000, compared to revenues of $8,615,000 during the first quarter of 1998, when the hotel was operated by the Company under a management agreement. The increase in revenues of $746,000 was primarily the result of an 8% increase in the average room rate achieved at the resort. The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $275,000 in the first quarter of 1999 compared to 1998, due to a 10% increase in room revenue per available room ("REVPAR"), and increased revenues from the hotel's retail shops, which the Company operates. First quarter 1999 revenues at the Royal Sonesta Hotel New Orleans increased by $227,000, primarily due to an increase of 3% in the hotel's average room rate. The Royal Sonesta Hotel Boston (Cambridge) first quarter revenues decreased by $345,000 compared to the first quarter of 1998. This was caused by lower rooms and banquet revenues as a result of a decrease in the group and convention business during the first quarter of 1999 compared to the same period in 1998. Revenues from management activities and other sources decreased by $896,000 in the first quarter of 1999 compared to 1998. The 1998 revenues included a one time fee of $335,000 in connection with the cancellation of a license agreement for a hotel in Santiago, Chile. The 1998 revenues also included fee income of $381,000 from Sonesta Beach Resort Key Bicayne, which was operated by the Company under a management agreement until its acquisition by the Company on July 1, 1998.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)


OPERATING INCOME
----------------

                                                                      OPERATING INCOME
                                                                       (in thousands)
                                                            -------------------------------------
                                                                  1999                1998
                                                                  ----                ----
Sonesta Beach Resort Anguilla, BWI                               $   364             $  79
Sonesta Beach Resort Key Biscayne                                  3,224                --
Royal Sonesta Hotel Boston (Cambridge)                              (320)              (23)
Royal Sonesta Hotel New Orleans                                      811               801
                                                                 -------             -----
Operating income from hotels after
    management and service fees                                    4,079               857
Management activities and other                                     (390)              (65)
                                                                 -------             -----
         Operating income                                        $ 3,689             $ 792
                                                                 =======             =====

Operating income for the three-month period ending March 31, 1999 was $3,689,000, compared to operating income of $792,000 in 1998, an increase of approximately $2,897,000.

Included in the 1999 first quarter operating income is income of $3,224,000 from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. The first quarter of the year is the hotel's most profitable quarter, and this result is, therefore, not indicative of the result of a full year of operations. Operating income at the Sonesta Beach Resort Anguilla increased by $285,000 in the first quarter of 1999 compared to the previous year's quarter, due to increased revenues during the quarter of $275,000, and a decrease of $10,000 in expenses. The first quarter operating loss at the Royal Sonesta Hotel Boston (Cambridge) increased by $297,000 in 1999 compared to 1998, due to a decrease in revenues of $345,000, partially offset by a decrease in expenses of $48,000. Royal Sonesta New Orleans had a slight increase in operating income of $10,000, due to an increase in revenues of $227,000, which was offset by a modest 3% increase in expenses of $217,000. Operating loss from management and other activities, which is computed after giving effect to management, marketing and service fees to the Company's owned and leased hotels, increased by $325,000 in 1999 compared to 1998. The 1998 loss included a one-time fee payment of $335,000 in connection with the cancellation of a license agreement for a hotel in Santiago, Chile.


OTHER INCOME (DEDUCTIONS)
-------------------------


Interest expense increased from $725,000 in the first quarter of 1998 to $1,215,000 in the 1999 first quarter, due to interest expense of $531,000 on indebtedness related to the Sonesta Beach Resort Key Biscayne, which was acquired by the Company on July 1, 1998. Interest income decreased by $171,000 in the first quarter of 1999 compared to the same period in 1998, mainly due to interest of $138,000 included in the 1998 first quarter from receivables due from the previous owner of Sonesta Beach Resort Key Biscayne. These receivables were settled when the Company acquired the hotel on July 1, 1998.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)


FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------


The provision for income taxes for the first quarter of 1999 was higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana and Florida.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company had cash and cash equivalents of approximately $4,296,000 at March 31, 1999. The Company also has $7,000,000 available under two lines of credit, and no amounts were oustanding under these lines at March 31, 1999.

The Company had a working capital deficit of approximately $6,975,000 at March 31, 1999. Included in current liabilities is $4,165,000 which is due on or before March 1, 2000 on the Company's mortgage on the Anguilla hotel. The Company expects to refinance, or to seek alternative financing, for this loan. Also included in current liabilities is a loan of $2,000,000 related to the Sonesta Beach Hotel & Casino Curacao. The Company expects to repay this loan with the proceeds of a termination fee which the Company is entitled to receive upon the termination of its management agreement, which is expected to happen in the second quarter of 1999. The Company believes that its present cash balances, plus available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1999, will be more than adequate to meet all of its obligations.


YEAR 2000 COMPLIANCE
--------------------

The Company continues to address issues related to the Year 2000. Updated action plans from each property were obtained during the first quarter, and are being reviewed by corporate Information Systems and Financial Managers. A new property management computer system was implemented at the Sonesta Beach Resort Bermuda during the first quarter. Year 2000 compliance and contingency planning will also be an agenda item during Company wide management meetings for Financial and Information Systems Managers and General Managers to be held during the month of May 1999. Management believes that its compliance program and its contingency plans under development will reduce the possibility of major interruptions of normal operations.

                                 PART I - Item 3
                                 ---------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.

                           PART II - Other Information
                           ---------------------------


Item Numbers 1, 2, 3, 4, 5
--------------------------


Not applicable during the quarter ended March 31, 1999.


Item 6
------

No exhibits or reports on form 8-K were filed during the three months ended March 31, 1999.

                                                                       FORM 10-Q





                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


               SONESTA INTERNATIONAL HOTELS CORPORATION


               By: /s/
                   ---------------------------------------------
                   Boy van Riel
                   Vice President and Treasurer

               (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                DATE:  May 7, 1999