Form 10-Q
period 1999-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1999-08-11
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _______________________

                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                    ----------------------------------------

             (Exact name of registrant as specified in its charter)

           NEW YORK                                             13-5648107
--------------------------------                           -------------------
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

Yes ____       No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                     as of August 6, 1999 -- $.80 par value,
                               Class A - 3,717,230

                                      Index

                    Sonesta International Hotels Corporation

                                                                        Page
                                                                        ----
Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated balance sheets - June 30, 1999                   1
            and December 31, 1998

            Consolidated statements of operations - Three month
            and six month periods ended June 30, 1999 and 1998            3

            Consolidated statements of cash flows - Six
            months ended June 30, 1999 and 1998                           4

            Notes to consolidated financial statements -
            June 30, 1999 and 1998                                        6

   Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition - Three month
            and six month periods ended June 30, 1999 and 1998           12

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk       17

Part II. Other Information

   Item 4.  Submission of matters to a Vote of security holders          18

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information
                     --------------------------------------

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (Unaudited) and December 31, 1998
                 -----------------------------------------------

                                                                               (in thousands)
                                                                      --------------------------------
                                                                        June 30            December 31
                                                                         1999                  1998
                                                                      ----------           -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  8,518               $  9,470
  Accounts and notes receivables:
       Trade, less allowance of  $148
         ($141 at December 31, 1998) for doubtful accounts                7,132                  7,654
       Other                                                                631                    905
                                                                       --------               --------
               Total accounts and notes receivable                        7,763                  8,559
  Current portion of deferred taxes                                         377                    347
  Inventories                                                             1,262                  1,268
  Prepaid expenses                                                        1,609                  1,384
                                                                       --------               --------

                  Total current assets                                   19,529                 21,028

Long-term receivables and advances                                        1,956                  2,535

Property and equipment, at cost:
   Land                                                                  10,014                 10,014
   Buildings                                                             69,705                 68,899
   Furniture and equipment                                               29,451                 25,255
   Leasehold improvements                                                 2,550                  2,464
   Projects in progress                                                     322                  1,105
                                                                       --------               --------
                                                                        112,042                107,737
   Less accumulated depreciation and
       amortization                                                      29,350                 25,789
                                                                       --------               --------
              Net property and equipment                                 82,692                 81,948

Other long-term assets                                                    1,194                  1,092
                                                                       --------               --------
                                                                       $105,371               $106,603
                                                                       ========               ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (Unaudited) and December 31, 1998
                 -----------------------------------------------

                                                               (in thousands)
                                                        ------------------------------
                                                         June  30          December 31
                                                           1999               1998
                                                        ---------           ---------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                  $   4,712           $   4,048
     Accounts payable                                       4,071               6,179
     Advance deposits                                       3,595               3,869
     Federal, foreign and state income taxes                1,265                 383
     Accrued liabilities:
         Salaries and wages                                 2,170               2,569
         Rentals                                            3,993               6,138
         Interest                                             408                 459
         Employee benefits                                    489                 468
         Other                                              2,138               1,682
                                                        ---------           ---------

                  Total accrued liabilities                 9,198              11,316
                                                        ---------           ---------

                  Total current liabilities                22,841              25,795

Long-term debt                                             46,292              50,731

Deferred federal and state income taxes                     3,990               3,403

Other non-current liabilities                               2,718               2,147

Redeemable preferred stock, $25 par value, at
    redemption value                                          294                 294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--3,051,088 shares at stated value            3,488               3,488
    Retained earnings                                      33,874              28,871
    Treasury shares--982,873, at cost                      (8,126)             (8,126)
                                                        ---------           ---------
              Total common stockholders' equity            29,236              24,233
                                                        ---------           ---------
                                                        $ 105,371           $ 106,603
                                                        =========           =========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands except for per share data)

                                         Three Months Ended               Six Months Ended
                                        -----------------------       -----------------------
                                                June  30                     June  30
                                                --------                     --------
                                          1999           1998           1999           1998
                                        --------       --------       --------       --------
Revenues:
     Rooms                              $ 15,774       $ 11,753       $ 33,002       $ 22,470
     Food and beverage                     7,286          4,771         13,535          8,853
     Management, license and
         service fees                      1,212          1,969          2,314          3,851
     Parking, telephone and other          2,107          1,595          4,158          2,922
                                        --------       --------       --------       --------
                                          26,379         20,088         53,009         38,096
Costs and expenses:
     Costs and operating expenses         10,799          7,594         20,977         14,668
     Advertising and promotion             1,955          1,446          3,938          2,875
     Administrative and general            4,198          3,325          8,100          6,472
     Human resources                         473            403            975            786
     Maintenance                           1,685          1,292          3,370          2,596
     Rentals                               2,107          2,068          4,494          4,422
     Property taxes                          546            298          1,088            595
     Depreciation and amortization         1,799          1,292          3,561          2,520
                                        --------       --------       --------       --------
                                          23,562         17,718         46,503         34,934
                                        --------       --------       --------       --------
Operating income                           2,817          2,370          6,506          3,162

Other income (deductions):
     Interest expense                     (1,135)          (724)        (2,350)        (1,449)
     Interest income                         225            204            377            527
     Foreign exchange gain (loss)             (3)             2             (7)             1
     Gain on sales of assets                   1              2              5             16
     Other                                 3,875             --          3,875             --
                                        --------       --------       --------       --------
                                           2,963           (516)         1,900           (905)

Income before income taxes                 5,780          1,854          8,406          2,257
Federal, foreign and state income
     tax provision                         2,123            689          3,087            956
                                        --------       --------       --------       --------
Net income                                 3,657          1,165          5,319          1,301
Retained earnings at beginning
     of period                            30,530         28,087         28,871         28,087
Cash dividends on preferred stock             (3)            (3)            (6)            (6)
Cash dividends on common stock              (310)          (310)          (310)          (310)
                                        --------       --------       --------       --------
Retained earnings at end of period      $ 33,874       $ 28,939       $ 33,874       $ 29,072
                                        ========       ========       ========       ========

Basic and diluted earnings per
    share of common stock               $    .88       $    .28       $   1.28       $    .31
                                        ========       ========       ========       ========

Weighted average number of shares
   outstanding                             4,136          4,136          4,136          4,136
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

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Increase (Decrease) in Cash

                                                                        (in thousands)
                                                                ------------------------------
                                                                   Six Months Ended June 30
                                                                    1999             1998
                                                                 ---------         ---------
Cash provided (used) by operating activities
     Net income                                                  $   5,319         $   1,301
Items not (providing) requiring cash
          Pension expense                                              582               417
          Depreciation and amortization                              3,561             2,520
          Other amortization                                          (342)               44
          Deferred federal income taxes provision (benefit)            557                (8)
          Gain on sales of assets                                       (5)              (16)
     Changes in assets and liabilities
          Accounts and notes receivable                                880               820
          Inventories                                                    6                (7)
          Prepaid expenses                                            (225)             (521)
          Accounts payable                                          (2,108)           (2,121)
          Advance deposits                                            (274)             (731)
          Federal, foreign and state income taxes                      882               107
          Accrued liabilities                                       (2,113)           (1,140)
                                                                 ---------         ---------
             Cash provided by operating activities                   6,720               665

Cash used by investing activities
     Proceeds from sales of assets                                       5                19
     Expenditures for property and equipment                        (4,520)           (3,122)
     Cash reimbursed from escrow                                        --               840
     New loans and advances                                             --              (396)
     Payments received on long-term receivables
       and advances                                                    565             1,228
                                                                 ---------         ---------
          Cash used by investing activities                         (3,950)           (1,431)

Cash used by financing activities
     Payments on long-term debt                                     (3,406)             (309)
     Payments on capitalized lease obligations                          --               (30)
     Cash dividends paid                                              (316)             (316)
                                                                 ---------         ---------
          Cash used by financing activities                         (3,722)             (655)
                                                                 ---------         ---------
Net decrease in cash                                                  (952)           (1,421)
Cash and cash equivalents at beginning of period                     9,470             5,581
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $   8,518         $   4,160
                                                                 =========         =========

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1999 six-month period and the 1998 six-month period was approximately $2,401,000 and $1,433,000, respectively. Cash paid for income taxes in the 1999 six-month period and the 1998 six-month period was approximately $1,648,000 and $857,000, respectively.

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations
    ----------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao was terminated on June 1, 1999. The Company received a termination fee of $1,875,073, which is based on the equity investment of $2,000,000 the Company made in the hotel in 1994, less incentive fees earned in 1998 of $124,927. This fee is included in Other income in the consolidated statement of operations for the quarter ended June 30, 1999. The carrying value of the investment had previously been written down to zero through the recognition by the Company of its equity in losses sustained by the hotel.

The Company operates the Sonesta Beach Resort Bermuda under a management agreement. The owner of the hotel has the right to terminate the agreement in the event of a sale of the hotel. In return for this right of termination upon a sale, the Company is entitled to a supplemental fee of $2,000,000 on the earlier of (1) a sale of the hotel or (2) June 4, 1999. The Company received the supplemental fee in June 1999, and recorded this as Other income in the consolidated statement of operations for the quarter ended June 30, 1999.

During the second quarter of 1999, the Company settled a legal dispute with the seller of the Sonesta Beach Resort Anguilla, a hotel that the Company acquired in November 1995. In connection with the settlement, the Company repaid a loan from the seller in connection with the purchase of the hotel of $800,000, which had originally matured in November 1998.

Included in the results from operations for the six month period ended June 30, 1999 are the revenues and expenses from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Before the acquisition, the Company operated the hotel under a management agreement.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Long-Term Receivables and Advances
    ----------------------------------

                                                         (in thousands)
                                                   -------------------------
                                                     June 30,   December 31,
                                                      1999          1998
                                                   ---------     ---------
Sharm El Sheikh (a)                                   $1,000      $1,000
Cairo, Egypt, net of discount (b)                        315         708
Other                                                  1,071       1,174
                                                      ------      ------
     Total long-term receivables                       2,386       2,882
     Less: current portion                               430         347
                                                      ------      ------
     Net long-term receivables                        $1,956      $2,535
                                                      ======      ======

(a) This loan to the owner of the Sonesta Beach Resort, Sharm El Sheikh bears interest at the prime rate (7 3/4% at June 30, 1999) with repayment in seven annual installments of $142,857, together with interest, commencing January 1, 1999.

(b) The remaining balance of this loan made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.

3.  Borrowing Arrangements
    ----------------------

The Company has a $2,000,000 line of credit which expires on September 30, 1999. This line of credit bears interest at the prime rate (7 3/4% at June 30, 1999). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at June 30, 1999.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (7 3/4% at June 30, 1999) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. The Company received a waiver with regards to the limitation on treasury stock purchases in connection with the purchase of stock described in Note 5 - Capital Transactions. No amount was outstanding under this line at June 30, 1999.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Long-Term Debt
    --------------

                                                                   (in thousands)
                                                             -----------------------------
                                                              June 30,        December 31,
                                                                1999              1998
                                                             --------          --------
Charterhouse of Cambridge Trust and Sonesta of
  Massachusetts Inc.:
  First mortgage note (a)                                     $21,681           $21,937
Sonesta Beach Resort Limited Partnership:
  First mortgage note (b)                                      23,473            23,859
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                       5,440             5,790
  Note from Seller (d)                                             --               800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (e)                                               --             2,000
Other                                                             410               393
                                                              -------          --------
                                                               51,004            54,779
Less current portion of long-term debt                          4,712             4,048
                                                              -------          --------
Total long-term debt                                          $46,292           $50,731
                                                              =======          ========

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $25,630,000 at June 30, 1999. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

(b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property, which is included in fixed assets at a net book value of approximately $36,541,000 at June 30, 1999. The principal balance of this loan is $22,431,000. The Company recorded an additional liability in 1998 when it assumed the loan to reflect the fair market value of this liability based on its above market interest rate. This additional liability is being amortized as an adjustment to interest expense over the remaining life of the loan. The loan requires monthly interest payments based on a rate of 11.78% until March 1, 1999, and 12.78% from March 1, 1999 until the maturity date, which is October 1, 2000. Additional interest will become due in case the loan is not repaid on the scheduled maturity date. No provision for such payment is included in the accompanying consolidated balance sheets. No principal payments are due during the term of the loan.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $12,935,000 at June 30, 1999. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $375,000, $3,965,000 and $1,100,000 in the years 1999, 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at June 30, 1999 was 7.2%.

(d) This loan from the seller of the Sonesta Beach Resort Anguilla was repaid in the second quarter of 1999.

(e) This loan was repaid in May 1999.

5.  Capital Transactions
    --------------------

    Treasury stock purchase

On July 1, 1999, the Company completed its acquisition of 209,600 shares of its Class A Common Stock from a stockholder. The Company acquired the stock for a price of $18.00 per share, for a total of $3,772,800. As part of its agreement with the stockholder, the Company also agreed that if its Class A Common Stock shareholders received more than $18.00 per share as part of a tender offer or a sale of the Company prior to July 1, 2001, the stockholder would receive additional compensation based on that excess.

    Stock Split

On July 30, 1999, the Company completed a two for one stock split of its Class A Common Stock. All shareholders of record on July 16, 1999 received a stock dividend of one share for each share held. The current period and historical earnings per share are computed based on the number of shares outstanding after giving effect to the stock split.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Hotel Costs and Operating Expenses
    ----------------------------------

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                      (in thousands)
                                              ---------------------------------------------------------------
                                               Three Months Ended June 30           Six Months Ended June 30
                                                1999                 1998             1999              1998
                                                ----                 ----             ----              ----
Direct departmental costs
    Rooms                                     $ 3,715              $2,685            $ 7,245          $ 5,127
    Food and beverage                           5,423               3,591             10,357            6,896
    Heat, light and power                         750                 580              1,477            1,182
    Other                                         911                 738              1,898            1,463
                                              -------              ------            -------          -------
                                              $10,799              $7,594            $20,977          $14,668
                                              =======              ======            =======          =======


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

7.  Federal, Foreign and State Income Tax
    -------------------------------------

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                          (in thousands)
                                                   -----------------------------
                                                      Six Months Ended June 30
                                                          1999        1998
                                                        -------     -------
Deferred federal income tax provision (benefit)         $   557     $    (8)
Current federal income tax                                2,292         621
Current foreign income tax                                   18         229
Current state income tax                                    220         114
                                                        -------     -------
                                                        $ 3,087     $   956
                                                        =======     =======

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Segment Information
    -------------------

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the six month periods ending June 30, 1999 and 1998 follows:

Six month period ended June 30, 1999

                                                               (in thousands)
                                                 -------------------------------------------
                                                 Owned &
                                                  Leased        Management
                                                  Hotels        Activities      Consolidated
                                                 -------        -----------     ------------
Revenues                                         $50,668          $ 2,341         $ 53,009
Operating income (loss) before
       depreciation and amortization expense      10,727             (660)          10,067
    Depreciation and amortization                 (3,351)            (210)          (3,561)
    Interest income (expense), net                (2,212)             239           (1,973)
    Other income                                      --            3,873            3,873
                                                 -------          -------         --------
Segment pre-tax profit                             5,164            3,242            8,406

Segment assets                                    91,337           14,034          105,371
Segment capital additions                          4,359              161            4,520

Six-month period ended June 30, 1998

                                                               (in thousands)
                                                 -------------------------------------------
                                                 Owned &
                                                  Leased        Management
                                                  Hotels        Activities      Consolidated
                                                 -------        -----------     ------------
Revenues                                         $34,029          $ 4,067         $ 38,096
Operating income before
     depreciation and amortization expense         5,478              204            5,682
     Depreciation and amortization                (2,295)            (225)          (2,520)
     Interest income (expense), net               (1,306)             384             (922)
     Other income                                     --               17               17
                                                 -------          -------         --------
Segment pre-tax profit                             1,877              380            2,257

Segment assets                                    48,852           24,637           73,489
Segment capital additions                          2,584              538            3,122

                                                                       FORM 10-Q

                                 Part I - Item 2
                                 ---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FIRST SIX MONTHS 1999 COMPARED TO 1998
--------------------------------------

REVENUES
--------

                                                                     TOTAL REVENUES
                                                                     (in thousands)
                                                          -----------------------------------
                                                          NO. OF
                                                           ROOMS          1999        1998
                                                           -----          ----        ----
Sonesta Beach Resort Anguilla, BWI                          100        $ 3,151        $ 2,695
Sonesta Beach Resort Key Biscayne                           300         16,061             --
Royal Sonesta Hotel Boston (Cambridge)                      400         12,957         13,129
Royal Sonesta Hotel New Orleans                             500         18,499         18,205
Management and service fees and other revenues                           2,341          4,067
                                                                       -------        -------
       Total revenues                                                  $53,009        $38,096
                                                                       =======        =======


Total revenues for the first six months of 1999 were $53,009,000 compared to $38,096,000 in 1998, an increase of approximately $14,913,000.

The first two quarters of 1999 include the revenues of Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Revenues of this resort during the six-month period ending June 30, 1999 were $16,061,000, which compares to revenues of $15,109,000 during the same period in 1998, when the hotel was operated by the Company under a management agreement. The increase in revenues of approximately $952,000 was primarily due to a 7% increase in the resorts' average room rate. The Company's Sonesta Beach Resort Anguilla reported an increase in revenues of $456,000 during the first six months of 1999 compared to the same period in 1998, due to a 12% increase in the hotel's room revenue per available room ("REVPAR"), increased food and beverage revenues and an increase in revenues from the hotel's retail shops, which the Company operates as part of the resort. At the Royal Sonesta Hotel Boston (Cambridge), revenues during the first half of 1999 decreased by approximately $172,000, primarily due to a slight decrease in the hotel's banquet business. Due to increased competition in the Boston and Cambridge marketplace, the hotel's increases in revenues have slowed down after a number of years of strong growth. Revenues at the Royal Sonesta Hotel New Orleans rose slightly from $18,205,000 during the first six months of 1998 to $18,499,000 in 1999, mainly due to a 7% increase in food and beverage revenues. Revenues from management activities decreased by $1,726,000 during the first half of 1999 compared to 1998. The 1998 revenues included fee income of $669,000 from Sonesta Beach Resort Key Biscayne, which was operated by the Company under a management agreement until its acquisition by the Company on July 1, 1998. The 1998 revenues also included a cancellation fee of $335,000 in connection with the termination of a license agreement for a hotel in Santiago, Chile, and additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans. In addition, the 1998 first half of the year revenues included $308,000 of service fees to an in-house advertising agency, which function was outsourced as of January 1, 1999.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

OPERATING INCOME
----------------

                                                               OPERATING INCOME
                                                                (in thousands)
                                                      --------------------------------
                                                         1999                  1998
                                                        ------                ------
Sonesta Beach Resort Anguilla, BWI                      $   34               $  (380)
Sonesta Beach Resort Key Biscayne                        4,008                    --
Royal Sonesta Hotel Boston (Cambridge)                   1,800                 2,078
Royal Sonesta Hotel New Orleans                          1,534                 1,485
                                                        ------                ------
Operating income from hotels after
    management and service fees                          7,376                 3,183
Management activities and other                           (870)                  (21)
                                                        ------                ------
         Operating income                               $6,506                $3,162
                                                        ======                ======

Operating income for the six-month period ending June 30, 1999 was $6,506,000, compared to operating income of $3,162,000 in 1998, an increase of approximately $3,344,000.

Included in operating income for the six-month period ending June 30, 1999 is income of $4,008,000 from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Due to the seasonality of the resort's business, the results for the first six months of the year are not indicative of the results of a full year of operations. Operating income at the Sonesta Beach Resort Anguilla increased by $414,000 in the first half of 1999 compared to the previous year due to increased revenues of $456,000 partially offset by a slight increase in expenses of $42,000. During the first six months of 1999, operating income at the Royal Sonesta Hotel Boston (Cambridge) decreased by $278,000 compared to 1998, due to a decrease in revenues of $172,000 and a slight increase in total operating expenses of $106,000. Royal Sonesta New Orleans experienced a slight increase in operating income of $49,000 due to an increase in revenues of $294,000, which was partially offset by a modest 1.5% increase in expenses. Operating loss from management and other activities, which is computed after giving effect to management, marketing and service fees to the Company's owned and leased hotels, increased by $849,000 in 1999 compared to 1998. The 1998 loss included a one-time fee payment of $335,000 in connection with the cancellation of a license agreement for a hotel in Santiago, Chile, and additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest expense increased from $1,449,000 in the first half of 1998 to $2,350,000 in 1999, due to interest expense of $1,025,000 on indebtedness related to the Sonesta Beach Resort Key Biscayne, which was acquired by the Company on July 1, 1998. Interest income decreased by $150,000 in the first half of 1999 compared to the same period in 1998, mainly due to interest of $275,000 included in 1998 from receivables due from the previous owner of Sonesta Beach Resort Key Biscayne. These receivables were settled when the Company acquired the hotel on July 1, 1998. This decrease was partially offset by increases in interest income from the Company's loans to Sonesta Beach Resort Sharm El Sheikh and by interest received from Sonesta Beach Resort & Casino, Curacao as a result of the late payment of a termination fee.

Included in Other income in 1999 is a termination fee of approximately $1,875,000 which the Company received in connection with the June 1, 1999 cancellation of the management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao. Also included in Other income in 1999 is a supplemental fee of $2,000,000 from Sonesta Beach Resort Bermuda, which the Company continues to operate under a management agreement (see also Note 1-Operations).

SECOND QUARTER 1999 COMPARED TO 1998
------------------------------------

REVENUES
--------

                                                                                TOTAL REVENUES
                                                                                (in thousands)
                                                                     --------------------------------------
                                                                     NO. OF
                                                                      ROOMS          1999            1998
                                                                      -----        --------         -------
Sonesta Beach Resort Anguilla, BWI                                     100         $  1,172         $   991
Sonesta Beach Resort Key Biscayne                                      300            6,700              --
Royal Sonesta Hotel Boston (Cambridge)                                 400            8,289           8,116
Royal Sonesta Hotel New Orleans                                        500            8,992           8,804
Management and service fees and other revenues                                        1,226           2,177
                                                                                    -------         -------
       Total revenues                                                               $26,379         $20,088
                                                                                    =======         =======


Total revenues for the quarter ended June 30, 1999 were $26,379,000 compared to $20,088,000 in 1998, an increase of approximately $6,291,000.

The second quarter of 1999 include the revenues of Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Revenues of this resort during the 1999 second quarter were $6,700,000, compared to revenues of $6,494,000 during the second quarter of 1998, when the hotel was operated by the Company under a management agreement. The increase in revenues of $206,000 was primarily the result of a 6% increase in the average room rate achieved at the resort. The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $181,000 in the second quarter of 1999 compared to 1998, due to an 18% increase in room revenue per available room ("REVPAR"), and increased revenues from the hotel's retail shops, which the Company operates. Second quarter 1999 revenues at the Royal Sonesta Hotel New

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

Orleans increased by $188,000. Royal Sonesta Hotel Boston (Cambridge) second quarter revenues increased slightly by $173,000 compared to the second quarter of 1998. This was primarily caused by a 4% increase in the room revenue per available room ("REVPAR"). Revenues from management activities and other sources decreased by $951,000 in the second quarter of 1999 compared to 1998. The 1998 revenues included previously deferred fee income of $407,000 from Chateau Sonesta Hotel New Orleans, and fee income of $288,000 from Sonesta Beach Resort Key Biscayne, which was operated by the Company under a management agreement until its acquisition by the Company on July 1, 1998. The remaining decrease was mainly due to a decrease in revenues from an in-house advertising agency, which function was outsourced as of January 1, 1999.

OPERATING INCOME
----------------

                                                            OPERATING INCOME
                                                             (in thousands)
                                                        ----------------------
                                                          1999          1998
                                                          ----          ----
Sonesta Beach Resort Anguilla, BWI                      $ (330)        $ (459)
Sonesta Beach Resort Key Biscayne                          784             --
Royal Sonesta Hotel Boston (Cambridge)                   2,120          2,101
Royal Sonesta Hotel New Orleans                            723            647
                                                        ------         ------
Operating income from hotels after
    management and service fees                          3,297          2,289
Management activities and other                           (480)            81
                                                        ------         ------
         Operating income                               $2,817         $2,370
                                                        ======         ======

Operating income for the three-month period ending June 30, 1999 was $2,817,000, compared to operating income of $2,370,000 in 1998, an increase of approximately $447,000.

Included in the 1999 second quarter operating income is income of $784,000 from Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998. Operating losses at the Sonesta Beach Resort Anguilla decreased by $129,000 in the second quarter of 1999 compared to the previous year's quarter, due to increased revenues during the quarter of $181,000, and after an increase of $52,000 in expenses. Second quarter operating income at the Royal Sonesta Hotel Boston (Cambridge) increased by $19,000 in 1999 compared to 1998, due to an increase in revenues of $173,000, partially offset by a modest increase in expenses of $154,000. Royal Sonesta New Orleans had a slight increase in operating income of $76,000, due to an increase in revenues of $188,000, which was offset by a modest 1% increase in expenses of $112,000. Operating loss from management and other activities, which is computed after giving effect to management, marketing and service fees to the Company's owned and leased hotels, increased by $561,000 in the second quarter of 1999 compared to 1998. The 1998 quarter included additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest expense increased from $724,000 in the second quarter of 1998 to $1,135,000 in the 1999 second quarter, due to interest expense of $494,000 on indebtedness related to the Sonesta Beach Resort Key Biscayne, which was acquired by the Company on July 1, 1998. Interest income increased by $21,000 in the second quarter of 1999 compared to the same period in 1998, due to increases in interest received in 1999 from Sonesta Beach Resort Sharm El Sheikh and Sonesta Beach Resort & Casino, Curacao, which increases offset the decrease in interest received from receivables due from Sonesta Beach Resort Key Biscayne. These receivables were settled when the Company acquired the hotel on July 1, 1998.

Included in Other income in 1999 is a termination fee of approximately $1,875,000 which the Company received in connection with the June 1, 1999 cancellation of the management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao. Also included in Other income in 1999 is a supplemental fee of $2,000,000 from Sonesta Beach Resort Bermuda, which the Company continues to operate under a management agreement (see also Note-1 Operations).

FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------

The provision for income taxes for the first six months of 1999 was higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana, Florida and Massachusetts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of approximately $8,518,000 at June 30, 1999. The Company also has $7,000,000 available under two lines of credit, and no amounts were outstanding under these lines at June 30, 1999.

The Company had a working capital deficit of approximately $3,312,000 at June 30, 1999. Included in current liabilities is $4,165,000 which is due on or before March 1, 2000 on the Company's mortgage loan on the Anguilla hotel. The Company expects to refinance, or to seek alternative financing, for this loan. Included in current liabilities is accrued rent of approximately $3,985,000 for 1999 due under the lease for the Royal Sonesta Hotel New Orleans. This 1999 rent is not due until March 2000, and the Company expects to pay this liability out of future cash flow and, if needed, out of proceeds from borrowings under its lines of credit.

The Company expects to renew under the same conditions a $2,000,000 line of credit which would otherwise expire on September 30, 1999.

On July 1, 1999, the Company paid $3,772,800 related to a treasury stock purchase (see Note 5-Capital Transactions).

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

YEAR 2000 COMPLIANCE
--------------------

The Company continues to address issues related to the Year 2000. A new property management computer system will be implemented at the Sonesta Beach Resort Key Biscayne during the third quarter of 1999. During management meetings held in the second quarter the Company has started with the development of contingency plans, which will be completed for each property by November 1, 1999. Management believes that its compliance program and its contingency plans under development will reduce the possibility of major interruptions of normal operations.


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

                                                                       FORM 10-Q

                                PART II - Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 18, 1999. All nominees for directors were elected. The results of the votes with regard to the appointment of the Company's independent auditors as well as the election of common stock and preferred stock directors are as follows:

                                                             VOTES CAST
MANAGEMENT PROPOSAL                       FOR                 AGAINST             ABSTAIN
-------------------                      ------------------------------------------------
Approval of the appointment of
independent auditors for 1999              1,610,664           4,801               7,276


ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR                                 VOTES RECEIVED                   VOTES WITHHELD
--------                                 --------------                   --------------

George S. Abrams                           1,610,805                         11,936
Vernon R. Alden                            1,610,775                         11,966
Joseph L. Bower                            1,605,987                         16,754
Peter J. Sonnabend                         1,605,098                         17,643
Roger P. Sonnabend                         1,609,905                         12,836
Stephanie Sonnabend                        1,609,905                         12,836
Jean C. Tempel                             1,520,894                        101,847


The results of the votes above are based on the number of outstanding shares prior to the stock split on July 30, 1999 (see Note 5 - Capital Transactions).

ELECTION OF PREFERRED STOCK DIRECTORS
-------------------------------------

DIRECTOR                                 VOTES RECEIVED                   VOTES WITHHELD
--------                                 --------------                   --------------

Paul Sonnabend                               7,185                             252
Stephen Sonnabend                            7,185                             252

                                                                       FORM 10-Q

                           PART II - Other Information
                           ---------------------------

Item Numbers 1, 2, 3, and 5
---------------------------

Not applicable during the quarter ended June 30, 1999.

Item 6
------

No exhibits or reports on Form 8-K were filed during the three month period ended June 30, 1999.

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

    DATE: August 10, 1999