Form 10-Q
period 1999-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 1999-11-12
CIK 91741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ________________

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

Yes____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                    as of November 8, 1999 -- $.80 par value,
                               Class A - 3,715,230

                                      Index

                    Sonesta International Hotels Corporation

                                                                       Page

Part I.   Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated balance sheets - September 30, 1999             1
            and December 31, 1998

            Consolidated statements of operations - Three
            month and nine month periods ended September 30,
            1999 and 1998                                                3

            Consolidated statements of cash flows - Nine
            months ended September 30, 1999 and 1998                     4

            Notes to consolidated financial statements -
            September 30, 1999 and 1998                                  6

   Item 2.  Management's  Discussion  and Analysis of Results
            of Operations and Financial  Condition - Three month
            and nine month periods ended September 30, 1999
            and 1998                                                    12

   Item 3.  Quantitative and Qualitative Disclosure of Market
            Risk                                                        16

                                                                       FORM 10-Q

                     Part I - Item 1. Financial Information

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998
              ----------------------------------------------------

                                                                                   (in thousands)
                                                                        -----------------------------------
                                                                         September 30           December 31
                                                                             1999                  1998
                                                                        -------------            ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $4,300               $  9,470
  Accounts and notes receivable:
       Trade, less allowance of  $152
         ($141 at December 31, 1998) for doubtful accounts                    6,936                  7,654
       Other                                                                    761                    905
                                                                           --------               --------
               Total accounts and notes receivable                            7,697                  8,559
  Current portion of deferred taxes                                             356                    347
  Inventories                                                                 1,281                  1,268
  Prepaid expenses                                                            1,194                  1,384
                                                                           --------               --------

                  Total current assets                                       14,828                 21,028

Long-term receivables and advances                                            1,908                  2,535

Property and equipment, at cost:
   Land                                                                      10,014                10,014
   Buildings                                                                 69,903                68,899
   Furniture and equipment                                                   31,195                25,255
   Leasehold improvements                                                     2,699                 2,464
   Projects in progress                                                         436                 1,105
                                                                           --------              --------
                                                                            114,247               107,737
   Less accumulated depreciation and
       amortization                                                          31,106                25,789
                                                                           --------              --------
              Net property and equipment                                     83,141                81,948

Other long-term assets                                                        1,074                 1,092
                                                                           --------              --------
                                                                           $100,951              $106,603
                                                                           ========              ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998
              ----------------------------------------------------

                                                                                  (in thousands)
                                                                        -----------------------------------
                                                                         September 30           December 31
                                                                             1999                  1998
                                                                        -------------           -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                     $   967                 $4,048
     Accounts payable                                                        3,492                  6,179
     Advance deposits                                                        4,172                  3,869
     Federal, foreign and state income taxes                                   544                    383
     Accrued liabilities:
         Salaries and wages                                                  2,312                  2,569
         Rentals                                                             4,768                  6,138
         Interest                                                              416                    459
         Employee benefits                                                     146                    468
         Other                                                               2,016                  1,682
                                                                           -------               --------

                  Total accrued liabilities                                  9,658                 11,316
                                                                           -------                -------

                  Total current liabilities                                 18,833                 25,795

Long-term debt                                                              49,701                 50,731

Deferred federal and state income taxes                                      3,978                  3,403

Other non-current liabilities                                                2,922                  2,147

Redeemable preferred stock, $25 par value, at
    redemption value                                                           294                    294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--20,000,000 shares
        Issued--6,102,176 shares at stated value                             3,488                  3,488
    Retained earnings                                                       33,643                 28,871
    Treasury shares--2,386,946 (1,965,746 at
              December 31, 1998), at cost                                  (11,908)                (8,126)
                                                                           --------              --------
              Total common stockholders' equity                              25,223                24,233
                                                                           --------              --------
                                                                           $100,951              $106,603
                                                                           ========              ========

See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands except for per share data)

                                                        Three Months Ended                   Nine Months Ended
                                                           September  30                        September 30
                                                           -------------                        ------------
                                                       1999             1998              1999              1998
                                                     -------           -------           -------          --------

Revenues:
     Rooms                                           $13,483           $11,499           $46,485           $33,969
     Food and beverage                                 5,428             4,814            18,963            13,667
     Management, license and
         service fees                                  1,092             1,104             3,406             4,955
     Parking, telephone and other                      1,877             1,677             6,035             4,599
                                                     -------           -------           -------           -------
                                                      21,880            19,094            74,889            57,190
                                                     -------           -------           -------           -------
Costs and expenses:
     Costs and operating expenses                     10,013             9,143            30,990            23,811
     Advertising and promotion                         2,101             1,509             6,039             4,384
     Administrative and general                        3,643             3,468            11,743             9,940
     Human resources                                     480               463             1,455             1,249
     Maintenance                                       1,617             1,577             4,987             4,173
     Rentals                                           1,020               784             5,514             5,206
     Property taxes                                      516               500             1,604             1,095
     Depreciation and amortization                     1,756             1,645             5,317             4,165
                                                     -------           -------           -------           -------
                                                      21,146            19,089            67,649            54,023
                                                     -------           -------           -------           -------
Operating income                                         734                 5             7,240             3,167

Other income (deductions):
     Interest expense                                 (1,125)           (1,211)           (3,475)           (2,660)
     Interest income                                     120               173               497               700
     Foreign exchange gain (loss)                          2                 1                (5)                2
     Gain (loss) on sales of assets                       --                (1)                5                15
     Other                                                --                --             3,875                --
                                                     -------           -------           -------           -------
                                                      (1,003)           (1,038)              897            (1,943)
                                                     -------            -------          -------           -------

Income (loss) before income taxes                       (269)           (1,033)            8,137             1,224

Federal, foreign and state income
     tax provision (benefit)                             (42)             (218)            3,045               738
                                                     -------            -------          -------           -------
Net income (loss)                                       (227)             (815)            5,092               486
Retained earnings at beginning of period              33,874            29,072            28,871            28,087
Cash dividends on preferred stock                         (4)               (4)              (10)              (10)
Cash dividends on common stock                            --                --              (310)             (310)
                                                     -------           -------           -------           -------
Retained earnings at end of period                   $33,643           $28,253           $33,643           $28,253
                                                     =======           =======           =======           =======

Basic and diluted earnings (loss) per
     share of common stock                           $  (.06)          $  (.20)          $  1.27           $   .12
                                                     =======           =======           =======           =======

Weighted average number of shares
    outstanding                                        3,716             4,136             3,995             4,136
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

                                                                       FORM 10-Q

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           Increase (Decrease) in Cash

                                                                                          (in thousands)
                                                                                --------------------------------
                                                                                 Nine Months Ended September 30
                                                                                      1999         1998
                                                                                     ------       ------
Cash provided  (used) by operating activities
     Net income                                                                     $ 5,092       $   486
Items not (providing) requiring cash
          Pension expense                                                               792           726
          Depreciation and amortization of property and equipment                     5,317         4,165
          Other amortization                                                           (534)          (83)
          Deferred federal income taxes                                                 566            51
          Gain on sales of assets                                                        (5)          (15)
     Changes in assets and liabilities
          Accounts and notes receivable                                               1,049         2,404
          Inventories                                                                   (13)          (18)
          Prepaid expenses                                                              190          (329)
          Accounts payable                                                           (2,376)       (2,411)
          Advance deposits                                                              303            11
          Federal, foreign and state income taxes                                       161          (586)
          Accrued liabilities                                                        (1,649)       (2,577)
                                                                                    -------       -------
                 Cash provided by operating activities                                8,893         1,824

Cash provided (used) by investing activities
     Proceeds from sales of assets                                                        5            22
     Expenditures for property and equipment                                         (6,724)       (5,478)
     Cash reimbursed from escrow                                                         --           840
     New loans and advances                                                              --          (164)
     Payments received on long-term receivables
          and advances                                                                  607         1,317
     Cash received in purchase of hotel                                                  --         3,456
                                                                                    -------       -------
            Cash used by investing activities                                        (6,112)           (7)

Cash used by financing activities
     Purchase of common stock                                                        (3,782)           --
     Payments on long-term debt                                                      (3,538)         (755)
     Payments on capitalized lease obligations                                           --           (45)
     Cash dividends paid                                                               (631)         (631)
                                                                                    -------       -------
            Cash used by financing activities                                        (7,951)       (1,431)

Net increase (decrease) in cash                                                      (5,170)          386
Cash and cash equivalents at beginning of period                                      9,470         5,581
                                                                                    -------       -------
Cash and cash equivalents at end of period                                          $ 4,300       $ 5,967
                                                                                    =======       =======

                                                                       FORM 10-Q

         Supplemental Schedule of Interest and Income Taxes Paid
         -------------------------------------------------------
         Cash paid for interest in the 1999 nine-month period and the 1998 nine-month period was approximately $4,028,000 and $2,889,000, respectively. Cash paid for income taxes in the 1999 nine-month period and the 1998 nine-month period was approximately $2,318,000 and $691,000, respectively.



See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Operations
         ----------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao was terminated on June 1, 1999. The Company received a termination fee of $1,875,073, which is based on the equity investment of $2,000,000 the Company made in the hotel in 1994, less incentive fees earned in 1998 of $124,927. This termination fee was included in Other income in the consolidated statement of operations in the second quarter of 1999. The carrying value of the investment had previously been written down to zero through the recognition by the Company of its equity in losses sustained by the hotel.

The Company operates the Sonesta Beach Resort Bermuda under a management agreement. The owner of the hotel has the right to terminate the agreement in the event of a sale of the hotel. In return for this right of termination, the Company was entitled to a supplemental fee of $2,000,000 on the earlier of (1) a sale of the hotel or (2) June 4, 1999. The Company received the supplemental fee in June 1999 and recorded this as Other income in the consolidated statement of operations in the second quarter of 1999.

During the second quarter of 1999, the Company settled a legal dispute with the seller of the Sonesta Beach Resort Anguilla, a hotel that the Company acquired in November 1995. In connection with the settlement, the Company repaid an $800,000 loan from the seller that was related to the purchase of the hotel. The loan had originally matured in November 1998.

Included in the results from operations as of July 1, 1998 are the revenues and expenses from Sonesta Beach Resort Key Biscayne. Before the acquisition on July 1, 1998, the Company operated the hotel under a management agreement.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       Long-Term Receivables and Advances
         ----------------------------------

                                                                                  (in thousands)
                                                              -----------------------------------------------------
                                                                September 30,                        December 31,
                                                                     1999                                1998
                                                              ----------------                     ----------------
Sharm El Sheikh (a)                                                     $1,000                               $1,000
Cairo, Egypt, net of discount (b)                                          315                                  708
Other                                                                    1,026                                1,174
                                                                         -----                               ------
          Total long-term receivables                                    2,341                                2,882
          Less: current portion                                            433                                  347
                                                                        ------                               ------
          Net long-term receivables                                     $1,908                               $2,535
                                                                        ======                               ======


(a) This loan to the owner of the Sonesta Beach Resort, Sharm El Sheikh bears interest at the prime rate (8 1/4% at September 30, 1999) with repayment in seven annual installments of $142,857, together with interest, commencing January 1, 1999.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid with a final payment of $340,000 on March 1, 2000. There is no interest due during the term of the loan.


3.       Borrowing Arrangements
         ----------------------

The Company has a $2,000,000 line of credit which expires on September 30, 2000. This line of credit bears interest at the prime rate (8 1/4% at September 30, 1999). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amount was outstanding under this line at September 30, 1999.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel, New Orleans, and by a Company guaranty. The interest rate is prime (8 1/4% at September 30, 1999) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. The Company received a waiver with regards to the limitation on treasury stock purchases in connection with the purchase of stock described in Note 5 - Capital Transactions. No amount was outstanding under this line at September 30, 1999.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Long-Term Debt
         --------------

                                                                                  (in thousands)
                                                                   ----------------------------------------
                                                                    September 30,              December 31,
                                                                        1999                       1998
                                                                   -------------              -------------
Charterhouse of Cambridge Trust and Sonesta of
   Massachusetts Inc.:
  First mortgage note (a)                                                $21,549                    $21,937
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b)                                                 23,261                     23,859
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                                  5,440                      5,790
  Note from Seller (d)                                                        --                        800
Sonesta Curacao Hotel Corporation, N.V.:
  Bank term loan (e)                                                          --                      2,000
Other                                                                        418                        393
                                                                   -------------              -------------
                                                                          50,668                     54,779
Less current portion of long-term debt                                       967                      4,048
                                                                   -------------              -------------
Total long-term debt                                                     $49,701                    $50,731
                                                                   =============              =============

(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $25,377,000 at September 30, 1999. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003, and no prepayments are allowed until January 2000.

(b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property, which is included in fixed assets at a net book value of approximately $37,588,000 at September 30, 1999. The principal balance of this loan is $22,431,000. The Company recorded an additional liability in 1998 when it assumed the loan to reflect the fair market value of this liability based on its above market interest rate. This additional liability is being amortized as an adjustment to interest expense over the remaining life of the loan. The loan requires monthly interest payments based on a rate of 11.78% until March 1, 1999, and 12.78% from March 1, 1999 until the maturity date, which is October 1, 2000. Additional interest will become due in case the loan is not repaid on the scheduled maturity date. No provision for such payment is included in the accompanying consolidated balance sheets. No principal payments are due during the term of the loan.

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $12,784,000 at September 30, 1999. In addition, an amount of $1,900,000 is secured by a Company guaranty. The maturity date of this loan has been extended until December 31, 2001, and the loan requires minimum principal payments of $544,000 and $4,896,000 in the years 2000 and 2001 respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The interest rate on the loan is LIBOR plus 2 1/4 percentage points. The interest rate at September 30, 1999 was 7.6%.

(d) This loan from the seller of the Sonesta Beach Resort Anguilla was repaid in the second quarter of 1999.

(e)      This loan was repaid in May 1999.


5.       Capital Transactions
         --------------------

         Treasury stock purchase

On July 1, 1999, the Company completed its acquisition of 419,200 shares of its Class A Common Stock from a stockholder. The Company acquired the stock for a price of $9.00 per share, for a total of $3,772,800. As part of its agreement with the stockholder, the Company also agreed that if its Class A Common Stock shareholders received more than $9.00 per share as part of a tender offer or a sale of the Company prior to July 1, 2001, the stockholder would receive additional compensation based on that excess.

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

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Hotel Costs and Operating Expenses
         ----------------------------------

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                                       (in thousands)
                                            --------------------------------------------------------------------
                                                   Three Months Ended                   Nine Months Ended
                                                     September 30                            September 30
                                               1999                 1998              1999              1998
                                               ----                 ----              ----              ----
Direct departmental costs
    Rooms                                    $  3,607              $ 3,250          $ 10,852          $  8,377
    Food and beverage                           4,712                4,276            15,069            11,172
    Heat, light and power                         796                  798             2,273             1,980
    Other                                         898                  819             2,796             2,282
                                             --------              -------          --------          --------
                                             $ 10,013              $ 9,143          $ 30,990          $ 23,811
                                             ========              =======          ========          ========


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


7.       Federal, Foreign and State Income Tax
         -------------------------------------

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                                                        (in thousands)
                                                                              ---------------------------------
                                                                                Nine Months Ended September 30
                                                                                   1999                 1998
                                                                              -------------          ----------


Deferred federal income tax                                                    $      566             $     51
Current federal income tax                                                          2,141                  232
Current foreign income tax                                                             28                  233
Current state income tax                                                              310                  222
                                                                               ----------             --------
                                                                               $    3,045             $    738
                                                                               ==========             =========

                                                                       FORM 10-Q

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Segment Information
         -------------------

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the nine month periods ending September 30, 1999 and 1998 follows:

Nine-month period ended September 30, 1999
                                                                         (in thousands)
                                                        -------------------------------------------------
                                                        Owned &
                                                         Leased             Management
                                                         Hotels             Activities       Consolidated
                                                        --------            ----------       ------------
Revenues                                                $ 71,451             $ 3,438           $ 74,889
Operating income (loss) before
       depreciation and amortization expense              13,509                (952)            12,557
    Depreciation and amortization                         (5,002)               (315)            (5,317)
    Interest income (expense), net                        (3,301)                323             (2,978)
    Other income                                              --               3,875              3,875
                                                        --------             -------           --------
Segment pre-tax profit                                     5,206               2,931              8,137

Segment assets                                            90,357              10,594            100,951
Segment capital additions                                  6,490                 234              6,724

Nine-month period ended September 30, 1998
                                                                         (in thousands)
                                                        -------------------------------------------------
                                                        Owned &
                                                        Leased              Management
                                                        Hotels              Activities       Consolidated
                                                        --------            ----------       ------------
Revenues                                                $ 52,207             $ 4,983             57,190
Operating income (loss) before
       depreciation and amortization expense               7,392                 (60)             7,332
     Depreciation and amortization                        (3,895)               (270)            (4,165)
     Interest income (expense), net                       (2,420)                460             (1,960)
     Other income                                             (1)                 18                 17
                                                        --------             -------            -------
Segment pre-tax profit                                     1,076                 148              1,224

Segment assets                                            89,527              12,709            102,236
Segment capital additions                                  4,580                 898              5,478

                                                                       FORM 10-Q

                                 Part I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FIRST NINE MONTHS 1999 COMPARED TO 1998
---------------------------------------

REVENUES
--------


                                                                                   TOTAL REVENUES
                                                                                   (in thousands)
                                                                     -------------------------------------------
                                                                     NO. OF
                                                                      ROOMS           1999               1998
                                                                     ------           ----               ----
Sonesta Beach Resort Anguilla, BWI                                     100          $  3,808            $  3,071
Sonesta Beach Resort Key Biscayne                                      300            20,801               3,918
Royal Sonesta Hotel Boston (Cambridge)                                 400            21,119              20,672
Royal Sonesta Hotel New Orleans                                        500            25,723              24,546
Management and service fees and other revenues                                         3,438               4,983
                                                                                    --------            --------
       Total revenues                                                               $ 74,889            $ 57,190
                                                                                    ========            ========


Total revenues for the first nine months of 1999 were $74,889,000 compared to $57,190,000 in 1998, an increase of approximately $17,699,000.

The Company acquired the Sonesta Beach Resort Key Biscayne on July 1, 1998. Revenues of this resort during the nine-month period ending September 30, 1999 were $20,801,000 compared to $18,887,000 during the same period in 1998. During the first six months of 1998, the Company operated the hotel under a management agreement. The increase in revenues of approximately $1,914,000 was due to a 5% increase in the resort's average room rate, a slight increase in occupancy levels, and increased food and beverage revenues. The Company's Sonesta Beach Resort Anguilla reported an increase in revenues of $737,000 during the first nine months of 1999 compared to the same period in 1998, due to a 5% increase in the hotel's room revenue per available room ("REVPAR"), increased food and beverage revenues, and an increase in revenue from the hotel's retail shops. At the Royal Sonesta Hotel Boston (Cambridge), revenues in the first three quarters of 1999 increased by approximately $447,000 due to an 8% increase in average room rate partially offset by slight decreases in both occupancy levels and the hotel's banquet revenues. Revenues at the Royal Sonesta Hotel New Orleans rose $1,177,000 in 1999 compared to the first nine months of 1998, primarily due to a 5% increase in REVPAR and a 7% increase in food and beverage revenues. Revenues from management activities decreased by $1,545,000 during the first three quarters of 1999 compared to 1998. The 1998 revenues included fee income of $669,000 from Sonesta Beach Resort Key Biscayne, which was operated by the Company under a management agreement until its acquisition on July 1, 1998. The 1998 revenues also included a cancellation fee of $335,000 in connection with the termination of a license agreement for a hotel in Santiago, Chile, and additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans. In addition, the 1998 revenues included $266,000 of service fees to an in-house advertising agency, which function was outsourced as of January 1, 1999. These decreases in fee income were partially offset by increases in fee income from the Company's operations in Egypt.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING INCOME
----------------

                                                                        OPERATING INCOME
                                                                         (in thousands)
                                                               ------------------------------------
                                                                  1999                    1998
                                                                  ----                    ----
Sonesta Beach Resort Anguilla, BWI                                  (595)                $(1,024)
Sonesta Beach Resort Key Biscayne                                  3,200                  (1,168)
Royal Sonesta Hotel Boston (Cambridge)                             3,984                   3,969
Royal Sonesta Hotel New Orleans                                    1,918                   1,720
                                                                  -----                  -------
Operating income from hotels after
    management and service fees                                    8,507                   3,497
Management activities and other                                   (1,267)                   (330)
                                                                 -------                 --------
         Operating income                                        $ 7,240                 $ 3,167
                                                                 =======                 ========

Operating income for the nine-month period ending September 30, 1999 was $7,240,000, compared to operating income of $3,167,000 in 1998, an increase of approximately $4,073,000.

Operating income of the Sonesta Beach Resort Key Biscayne, which the Company acquired on July 1, 1998, was $3,200,000 in the first nine months of 1999. Included in the 1998 results is a seasonal loss during the third quarter only of $1,168,000. Operating loss at the Sonesta Beach Resort Anguilla decreased by $429,000 in the first nine months of 1999 compared to the previous year due to increased revenues of $737,000, partially offset by a $308,000 increase in expenses. Royal Sonesta New Orleans experienced a $198,000 increase in operating income due to an increase in revenues of $1,177,000, which was partially offset by a $979,000 increase in total expenses, primarily rent and cost and operating expenses. During the first nine months of 1999, operating income at the Royal Sonesta Hotel Boston (Cambridge) increased slightly by $15,000 compared to 1998, due to a $447,000 increase in revenues offset by a $432,000 increase in total operating expenses. Operating loss from management and other activities, which is computed after giving effect to management, marketing and service fees to the Company's owned and leased hotels, increased by $937,000 in 1999 compared to 1998. The 1998 loss included a one-time fee payment of $335,000 in connection with the cancellation of a license agreement for a hotel in Santiago, Chile, and additional fee income of $407,000 for previously deferred fees from Chateau Sonesta Hotel New Orleans. In addition, fee income from the Sonesta Beach Resort & Casino, Curacao decreased by $179,000 in 1999 compared to 1998 as a result of the termination of the Company's management agreement effective June 1, 1999.

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest expense increased from $2,660,000 in the first nine months of 1998 to $3,475,000 in 1999, primarily due to increased interest expense of $1,026,000 on indebtedness related to the Sonesta Beach Resort Key Biscayne, which was acquired by the Company on July 1, 1998. Interest income decreased by $203,000 in the first nine months of 1999 compared to the same period in 1998, mainly due to interest of $275,000 included in the first six months of 1998 from receivables due from the previous owner of Sonesta Beach Resort Key Biscayne. These receivables were settled when the Company acquired the hotel on July 1, 1998. This decrease was partially offset by increases in interest income from the Company's loans to Sonesta Beach Resort Sharm El Sheikh and by interest received from Sonesta Beach Resort & Casino, Curacao as a result of the late payment of a termination fee.

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


THIRD QUARTER 1999 COMPARED TO 1998
-----------------------------------

REVENUES
--------

                                                                                   TOTAL REVENUES
                                                                                   (in thousands)
                                                                    --------------------------------------------
                                                                     NO. OF
                                                                      ROOMS           1999              1998
                                                                      -----           ----              ----
Sonesta Beach Resort Anguilla, BWI                                     100           $   657           $   376
Sonesta Beach Resort Key Biscayne                                      300             4,740             3,918
Royal Sonesta Hotel Boston (Cambridge)                                 400             8,162             7,543
Royal Sonesta Hotel New Orleans                                        500             7,224             6,341
Management and service fees and other revenues                                         1,097               916
                                                                                     -------           -------
       Total revenues                                                                $21,880           $19,094
                                                                                     =======           =======


Total revenues for the quarter ended September 30, 1999 were $21,880,000 compared to $19,094,000 in 1998, an increase of approximately $2,786,000.

The Company's Royal Sonesta Hotel New Orleans had an increase in revenues of $883,000 in the third quarter of 1999 compared to 1998 due to a 9% increase in occupancy levels, a 7% increase in average room rate, and increased food and beverage revenues. Third quarter 1999 revenues at the Sonesta Beach Resort Key Biscayne increased by $822,000 due primarily to increased food and beverage revenues, an 8% increase in average room rate, and a slight increase in occupancy levels. Royal Sonesta Hotel Boston (Cambridge) third quarter revenues increased by $619,000 compared to the 1998 third quarter due to a 12% increase in room revenue per available room ("REVPAR"). The Company's Sonesta Beach Resort Anguilla had an increase in revenues of $281,000 in the third quarter of 1999 compared to 1998, due to a 7% increase in REVPAR, and increased food and beverage revenues. Revenues from management activities and other sources increased by $181,000 in the third quarter of 1999 compared to 1998 primarily due to increased fee income from the Company's operations in Egypt.

                                                                       FORM 10-Q


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OPERATING INCOME
----------------

                                                                        OPERATING INCOME
                                                                         (in thousands)
                                                         ------------------------ -------------------------
                                                                  1999                      1998
                                                                  ----                      ----
Sonesta Beach Resort Anguilla, BWI                               $ (629)                 $ (644)
Sonesta Beach Resort Key Biscayne                                  (808)                 (1,168)
Royal Sonesta Hotel Boston (Cambridge)                            2,184                   1,891
Royal Sonesta Hotel New Orleans                                     384                     235
                                                                 ------                  ------
Operating income from hotels after
    management and service fees                                   1,131                     314
Management activities and other                                    (397)                   (309)
                                                                 ------                  ------
         Operating income                                        $  734                  $    5
                                                                 ======                  ======

Operating income for the three-month period ending September 30, 1999 was $734,000, compared to operating income of $5,000 in 1998, an increase of approximately $729,000.

Operating losses at the Sonesta Beach Resort Key Biscayne in the third quarter of 1999 decreased by $360,000 compared to the previous year's quarter, due to increased revenues of $822,000 offset by increases in total expenses of $462,000. Operating income at the Royal Sonesta Hotel Boston (Cambridge) increased by $293,000 in 1999 compared to 1998, due to an increase in revenues of $619,000, partially offset by increased expenses of $326,000. Royal Sonesta Hotel New Orleans had a slight increase in operating income of $149,000, due to an increase in revenues of $883,000, which was offset by a $734,000 increase in total expenses, primarily rent and cost and operating expenses. The Sonesta Beach Resort Anguilla had a slight decrease of $15,000 in operating losses, due to increased revenues of $281,000 which was offset by a $266,000 increase in expenses. Operating losses from management and other activities, which is computed after giving effect to management, marketing and service fees to the Company's owned and leased hotels, increased by $88,000 in the third quarter of 1999 compared to 1998. Expense increases of $269,000 related to management and other activities were partially offset by a $181,000 increase in fee income during the third quarter of 1999 compared to 1998.

OTHER INCOME (DEDUCTIONS)
-------------------------

Interest expense decreased by $86,000 in the third quarter of 1999 compared to the 1998 quarter, primarily due to the repayment of two loans during the second quarter of 1999 (see note 4 - Long Term Debt). Interest income decreased by $53,000 in the third quarter of 1999 compared to the same period in 1998 due to lower short term investment interest income from the Company's decreased cash balances, and due to interest income recorded in the third quarter of 1998 on previously deferred management fees related to the Chateau Sonesta Hotel in New Orleans.

FEDERAL, FOREIGN AND STATE INCOME TAXES
---------------------------------------

The provision for income taxes for the first nine months of 1999 was higher than the statutory rate due to state taxes provided on the Company's profits from its operations in Louisiana, Florida, and Massachusetts.

                                                                       FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of approximately $4,300,000 at September 30, 1999. The Company also has $7,000,000 available under two lines of credit, and no amounts were outstanding under these lines at September 30, 1999.

The Company had a working capital deficit of approximately $4,005,000 at September 30, 1999. Included in current liabilities is accrued rent of approximately $4,761,000 for 1999 due under the lease for the Royal Sonesta Hotel New Orleans. This 1999 rent is not due until March 2000, and the Company expects to pay this liability out of future cash flow and, if needed, out of proceeds from borrowings under its lines of credit.

The first mortgage note of $22,431,000 related to Sonesta Beach Resort Key Biscayne matures on October 1, 2000. The Company is currently seeking to refinance this debt and, considering the resort's history of substantial cash flows, foresees no difficulty in acquiring such replacement financing.

On July 1, 1999, the Company paid $3,772,800 related to a treasury stock purchase (see Note 5-Capital Transactions).

The Company believes that its present cash balances, plus available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 1999, will be more than adequate to meet all of its obligations.


YEAR 2000 COMPLIANCE
--------------------

The Company has completed its program to address issues related to the year 2000, and believes that substantially all of its automated systems are compliant. Management at the hotels and the corporate office are finalizing contingency plans. Company management believes that the compliance program that it has executed over the past three years, as well as the contingency plans it will have in place, will reduce the possibility of major interruptions of normal operations.

                                 PART I - Item 3
                                 ---------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties. The Company does not believe that there have been any material changes in its market risk exposure since December 31, 1998.

                           PART II - Other Information
                           ---------------------------

Item Numbers 1, 2, 3, 4 and 5
-----------------------------

Not applicable during the quarter ended September 30, 1999.

Item 6
------

Exhibits and reports on Form 8-K were filed on July 19, 1999.

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

                DATE:   November 10, 1999