Form 10-K
period 1999-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2000-03-29
CIK 91741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

                                 OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 17, 2000 was $7,812,359.

      The number of shares outstanding of the registrant's common stock as of the close of business on March 17, 2000 was 3,715,230.

Documents incorporated by reference

      1. Portions of the annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.

      2. Portions of the proxy statement for the 2000 annual meeting of stockholders are incorporated by reference into Part III.

      An Index to Exhibits appears on pages 13 through 19 of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

(a) General Development of Business: The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and two Nile River cruise vessels. The Company had paid $2 million for a 22% ownership interest in the hotel and casino it operated under a management contract in Curacao, Netherlands Antilles, but in May 1998, the Company elected not to fund a performance threshold deficit and the owner of the property exercised its right to terminate the Company's management contract, which termination became effective in June 1999. In connection with that termination, the Company received a $1.875 million termination fee and transferred to the property owner its 22% ownership interest. The Company has entered into management agreements to operate new hotels being created in Taba and Nuweiba, Egypt; these projects are scheduled to open in 2001 or 2002. The Company has for several years licensed the use of the Sonesta name to two hotels in Aruba; in 1999, the Company entered into master franchise agreements for Peru and Italy, and currently also licenses five (5) hotels in Peru, and a golf resort in Tuscany, Italy. The Company terminated contracts under which it operated two properties in Hurghada, Egypt, effective in early January 1998, and a license agreement for a hotel in Santiago, Chile was terminated effective at the end of February 1998. In July 1998, the Company acquired ownership of Sonesta Beach Resort, in Key Biscayne, Florida, a property it has operated for many years. In February 1999, the owner of the hotel in El Gouna, Egypt that the Company has both operated and licensed notified the Company that it was terminating its relationship with the Company for that property, effective in May 1999. In November 1995, the Company acquired a 100-room resort in Anguilla, B.W.I., which at that time was closed due to damage from Hurricane Luis, in September 1995.

(b) Refer to Note 2 to the Company's consolidated financial statements for information concerning the segment(s) in which the Company operates.

(c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 1999, the Company made such capital expenditures totaling approximately $17,200,000.

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

      The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 1999, 1998, and 1997. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year. Sonesta Beach Resort Anguilla was closed due to damage caused by Hurricane Lenny from November 17, 1999 through February 10, 2000. The 1999 room statistics are based on the number of days the resort was open for business. Sonesta Beach Resort Key Biscayne was acquired by the Company on July 1, 1998. Revenue and room statistics for Sonesta Beach Resort Key Biscayne are for the period July 1 to December 31, 1998, and for the year ending December 31, 1999.

                                                                                                         TOTAL
                                                 NUMBER OF       YEAR BUILT                             REVENUES
HOTEL                                              ROOMS         OR ACQUIRED                         (in thousands)
-----                                              -----         -----------      -----------------------------------
                                                                                     1999         1998         1997
                                                                                     ----         ----         ----
Sonesta Beach Resort Anguilla,
   B.W.I.                            Owned           100           1995           $   4,190     $  4,253     $  4,071
Sonesta Beach Resort Key Biscayne    Owned           300           1998              28,129       10,821           --
Royal Sonesta Hotel Boston
   (Cambridge)                       Owned           400           1963/1984         29,240       27,602       25,521
Royal Sonesta Hotel New Orleans      Leased          500           1969              34,959       33,131       31,491


                                                   AVERAGE                                            AVERAGE
                                                  OCCUPANCY                                            DAILY
                                                  PERCENTAGE                                            RATE
                                                  ----------                                            ----
HOTEL                                  1999          1998          1997              1999               1998                1997
-----                                  --------------------------------              -------------------------------------------
Sonesta Beach Resort Anguilla,
B.W.I.                                 45.6%         44.6%         48.8%             $219               $236                $192
Sonesta Beach Resort Key Biscayne      76.7%         68.3%           --               207                163                  --
Royal Sonesta Hotel Boston
(Cambridge)                            75.0%         74.1%         76.2%              174                161                 144
Royal Sonesta Hotel New Orleans        82.3%         79.7%         79.1%              159                153                 147

                                                                "REVPAR"
                                                                --------
HOTEL                                                   1999      1998      1997
-----                                                   ----      ----      ----

Sonesta Beach Resort Anguilla, B.W.I                    $100      $106      $ 94
Sonesta Beach Resort Key Biscayne                        158       111        --
Royal Sonesta Hotel Boston (Cambridge)                   130       119       109
Royal Sonesta Hotel New Orleans                          131       122       117

      The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

      For revenues by class of service for the three years ended December 31, 1999, reference is made to the Consolidated Statements of Operations which appears on page 7 of the 1999 Annual Report to Shareholders.

(d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 2 on pages 13 through 15 of the 1999 Annual Report to Shareholders.

Item 2. Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in three hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts, Sonesta Beach Resort, Key Biscayne, Florida, and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 5 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 15 and 16 of the Company's 1999 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property, the Key Biscayne, Florida property, and the Anguilla property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two remaining ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh
(2), Egypt; and two Nile River cruise vessels. The Company has granted licenses for the use of its name to two (2) hotels in Aruba, five (5) hotels in Peru, and a golf resort in Tuscany, Italy.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

Item 3. Legal Proceedings

In April 1999, a wholly-owned subsidiary of the Company, Sonesta Hotels of Anguilla Limited ("SHAL"), and two executive officers of the Company were named as defendants in a lawsuit filed in October, 1997, in Anguilla, B.W.I., by the former owner of the resort hotel in Anguilla which the subsidiary purchased in November 1995 (the "Resort"), and the principals of that entity, claiming that the defendants did not comply with certain "implied terms" of the agreements between them and with the terms of an alleged oral agreement. In its Counterclaim SHAL sought offsets against amounts otherwise owed to the former owner, specifically a loan of $1,000,000 that matured in November 1998. The parties entered into a settlement of their respective claims in April 1999. The settlement had no material effect on the Company's financial position.

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

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1999.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 2 of the 1999 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1998 and a dividend of $ .15 per share was declared on the Company's common stock in December 1998, but was paid in January 1999. A dividend of $ .15 per share was paid on the Company's common stock in July 1999 and a dividend of $.10 per share was declared on the Company's common stock in December 1999, but was paid in January 2000 (the Company's common stock having split 2-for-1 at the end of July 1999). Other information required by this item is incorporated by reference to the Consolidated Statements of Stockholders' Equity which appears on page 10 of the 1999 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock nor may common stock be purchased or redeemed unless (a) preferred stock dividend and sinking fund requirements are met; and (b) the total of dividends paid does not exceed the maximum amount permitted by one of the Company's bank loan agreements.

Item 6. Selected Financial Data

Selected Financial Data, on page 2 of the 1999 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

This information is incorporated by reference to pages 3 through 6 of the 1999 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.

The table that follows summarizes the Company's debt obligations outstanding as of December 31, 1999. This information should be read in conjunction with Note 5 to the consolidated financial statements.

Short and Long Term Debt at December 31, 1999 (in thousands):

                          2000      2001      2002      2003     Total      Fair Value
                          ----      ----      ----      ----     -----      ----------
Principal Amount Due    $23,547    $6,020     $681    $19,537   $49,785       $50,329
Average Interest Rate     10.54%     8.68%    8.87%      8.87%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 15, 2000, are incorporated herein by reference to the 1999 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 6 of the 1999 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

A.    Directors of the Company and Compliance with Section 16 (a)

      The information required by this item is incorporated herein by reference to the proxy statement for the 2000 Annual Meeting of Stockholders, which will be held on May 30, 2000.

B.    The Executive Officers of the Company are as follows:

                                                                              Employment History
       Name                        Present Position            Age              1995 to Present
       ----                        ----------------            ---              ---------------
Roger P. Sonnabend             Chairman of the Board           74      Chairman and Chief Executive Officer
                               and Chief Executive
                               Officer

Stephanie Sonnabend            President                       47      Executive Vice President
                                                                       until January 1, 1996

Paul Sonnabend                 Chairman of the                 72      President until December 31, 1995
                               Executive Committee
                               and Chief Financial
                               Officer

Stephen Sonnabend              Senior Vice President           68      Senior Vice President

Boy van Riel                   Vice President and              41      Vice President and Treasurer
                               Treasurer

Peter J. Sonnabend             Vice Chairman, Vice             46      Vice President and Secretary
                               President and Secretary                 until May, 1995

Christopher Baum               Vice President, Sales           46      Vice President, Sales and Marketing
                               and Marketing

Carol Beggs                    Vice President,                 39      Director of Information Systems
                               Technology

Felix Madera                   Vice President,                 51      Vice President and General Manager, Sonesta
                               International                           Beach Resort, Key Biscayne, Florida

Mary Jane Rosa                 Vice President, Design          51      Vice President, Design

Kathy Rowe                     Vice President, Food            41      Director of Food and Beverage
                               and Beverage

Jacqueline Sonnabend           Executive Vice                  45      Vice President, Human Resources
                               President                               until March, 1996

Hans Wandfluh                  Vice President                  65      President and General Manager,
                                                                       Royal Sonesta Hotel, New Orleans,
                                                                       Louisiana

Roger, Paul and Stephen Sonnabend are brothers. Stephanie Sonnabend and Jacqueline Sonnabend are the daughters of Roger Sonnabend. Peter J. Sonnabend is the son of Paul Sonnabend. Kathy Rowe is the daughter of Stephen Sonnabend.

The Board of Directors elects officers of the Company on an annual basis.

Item 11. Executive Compensation

                                       and

Item 12. Security Ownership of Certain Beneficial Owners and Management

                                       and

Item 13. Certain Relationships and Related Transactions.

The information required by these items is incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 30, 2000.

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

(b)   Reports on Form 8-K filed during the last quarter of 1999: None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Item 14 (a) (1) and (2)                                        References (Page)

                                                                                        1999 Annual Report to
                                                                      Form 10-K              Shareholders*
                                                                      ---------              -------------
Consolidated Balance Sheets
at December 31, 1999 and 1998 ......................................                                 8-9

For the years ended December 31,
1999, 1998 and 1997:

              Consolidated Statements of
              Operations ...........................................                                  7

              Consolidated Statements of
              Stockholders' Equity .................................                                 10

              Consolidated Statements of
              Cash Flows ...........................................                                 11

              Notes to Consolidated
              Financial Statements .................................                               12-19

Consolidated Financial Statement
Schedule for the year ended
December 31, 1999:

II.          Consolidated Valuation and
             Qualifying Accounts ...................................     12

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

---------------------------------------------------------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                                   SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999

                                                                          Amounts
                                         Balance                          Charged         Amounts          Balance,
                                         Beginning       Acquisition      (Credited)      (Written Off)    End Of
                                         Of Year         Of Hotel         To Income       Recovered        Year
                                         -------         --------         ---------       ---------        ----
Year Ended December 31, 1997

Deducted from assets:
     Valuation reserve on long-term
         receivable and advances         $ 5,500,000                     $        --      $        --      $ 5,500,000
                                         ===========                     ===========      ===========      ===========

     Allowance for doubtful accounts     $   107,974                     $    26,001      $   (16,317)     $   117,658
                                         ===========                     ===========      ===========      ===========

Year Ended December 31, 1998

Deducted from assets:
     Valuation reserve on long-term
        receivable and advances          $ 5,500,000     $(5,500,000)    $        --      $        --      $        --
                                         ===========     ===========     ===========      ===========      ===========

     Allowance for doubtful accounts     $   117,658     $    33,000     $   (18,309)     $     8,473      $   140,822
                                         ===========     ===========     ===========      ===========      ===========

Year Ended December 31, 1999

     Allowance for doubtful accounts     $   140,822                     $   154,293      $   (35,532)     $   259,583
                                         ===========                     ===========      ===========      ===========

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

3.2         Company By-laws, as amended to date. (12)

9.1(a) Sonnabend Voting Trust Agreement, dated August 1, 1984, providing for the combination of the voting power of stock held by members of the Sonnabend Family. (6)

9.1(b) First Amendment, dated December 1984, to Sonnabend Voting Trust Agreement (6)

10.1(a)     "1995 Loan Agreement" between Hibernia National Bank
            ("Hibernia") and Royal Sonesta, Inc. ("Royal Sonesta"), as of January 1, 1995. (10)

10.1(b)     "Promissory Note" ($5,000,000) from Royal Sonesta to
            Hibernia, dated "Effective January 1, 1995". (10)

10.1(c) "First Amendment to 1995 Loan Agreement" between Hibernia and Royal Sonesta, dated December 12, 1994. (10)

10.1(d)     "Second Amendment to 1995 Loan Agreement" between
            Hibernia and Royal Sonesta, dated as of December 31,
            1997. (14)

10.1(e) "Second Modification to Promissory Note" between Hibernia and Royal Sonesta, dated as of December 31, 1997. (14)

10.2(a)     1992 Loan Agreement, dated December 30, 1992, between
            Royal Sonesta and Hibernia. (8)

10.2(b) Promissory Note, dated December 30, 1992, between Royal Sonesta and Hibernia. (8)

10.2(c) Restatement and Continuation of Continuing Guaranty, dated December 30, 1992, between the Registrant and Hibernia. (8)

NUMBER      DESCRIPTION                                                PAGE NOS.
------      -----------                                                ---------

10.3(a) "Amendment and Restatement of the Amended and Restated Loan Agreement", dated December 23, 1991, between
            Hibernia, Royal Sonesta and the Registrant. (7)

10.3(b) $2,875,000 Promissory Note, dated December 23, 1991, from Royal Sonesta to Hibernia. (7)

10.4(a) Promissory Note ($22,880,000), dated December 18, 1996, from the Trustees of Charterhouse of Cambridge Trust
            ("Trust") and Sonesta of Massachusetts, Inc. ("Sonesta Mass") to SunAmerica Life Insurance Company
            ("SunAmerica"). (13)

10.4(b) Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of December 18, 1996, between Trust and Sonesta Mass, and SunAmerica. (13)

10.4(c) Environmental Indemnity Agreement, dated as of December 18, 1996, between Trust, Sonesta Mass, and Sonesta
            International Hotels Corporation ("Sonesta"), and
            SunAmerica. (13)

10.4(d) Escrow Agreement, dated as of December 18, 1996, between Trust, Sonesta Mass, and SunAmerica, "Escrow Agent". (13)

10.4(e) Replacement Reserve and Security Agreement, dated as of December 18, 1996, between Trust and Sonesta Mass, and SunAmerica. (13)

10.4(f)     Limited Guaranty Agreement, dated as of December 18,
            1996, between Sonesta and SunAmerica. (13)

10.5(a)     Revolving Term Note ($2,000,000) from Sonesta
            International Hotels Corporation ("Sonesta") to USTrust Bank, dated September 30, 1995. (12)

10.5(b) Commitment Letter agreement, dated September 28, 1995, between Sonesta and USTrust. (12)

10.5(c) Amendment and Allonge to Commercial Promissory Note, dated as of September 30, 1998, between Sonesta and USTrust Bank. (16)

NUMBER      DESCRIPTION                                                PAGE NOS.
------      -----------                                                ---------

10.5(d)     Renewal of Line of Credit letter agreement, dated              22-25
            November 17, 1999, between Sonesta and USTrust Bank.

10.6(a) Loan Agreement($1,000,000), dated December 18, 1996, between Masters of Tourism and Sonesta International
            Hotels Limited ("SIHL"). (13)

10.6(b)     (Personal) Guaranty of Hisham Aly, dated as of December
            18, 1996. (13)

10.6(c) Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two
            (2) outstanding loan balances). (13)

10.6(d) "Amendment to Loan Agreement", dated April 29, 1997, between Masters of Tourism and SIHL. (14)

10.6(e)     (Personal) Guaranty of Hisham Aly, dated as of April 29,
            1997. (14)

10.6(f) Second Amendment to Loan Agreement, dated September 15, 1998, between Masters of Tourism and SIHL. (16)

10.6(g)     Third Amendment to Loan Agreement, dated January 1, 2000,      26-27
            between Masters of Tourism and SIHL.

10.7(a)     Indenture of Lease, dated June 26, 1979, between John
            Hancock Mutual Life Insurance Company ("John Hancock") and Sonesta International Hotels Corporation ("Sonesta").
            (4)

10.7(b)     "Second Amendment to Lease" between John Hancock and
            Sonesta, dated March 22, 1994. (10)

10.7(c)     "Third Amendment to Lease" between John Hancock and
            Sonesta, dated June, 1994. (10)

10.8(a) Intercreditor, Payment Priority and Lien Priority Agreement, dated as of September 15, 1993, between Sonesta International Hotels Corporation ("Sonesta"), Sonesta Louisiana Hotels Corporation ("SLHC"), 800 Canal Street Limited Partnership (the "Partnership"), and numerous other parties. (9)

NUMBER      DESCRIPTION                                                PAGE NOS.
------      -----------                                                ---------

10.8(b) Commercial Guaranty, dated September 15, 1993, by SLHC and Sonesta. (9)

10.8(c) CSDC/Manager Reserve Agreement, dated September 15, 1993, between SLHC, the Partnership and Canal Street
            Development Corporation. (9)

10.9(a) Manager Advance Agreement, dated as of May 6, 1997, between SLHC and the Partnership. (14)

10.9(b)     Term Note ($500,000) from the Partnership to SLHC, dated
            May 6, 1997. (14)

10.9(c) Collateral Note ($650,000) from the Partnership to SLHC, dated May 6, 1997. (14)

10.9(d)     Commercial Guaranty, dated May 6, 1997, between SLHC,
            Sonesta, and First National Bank of Commerce. (14)

10.9(e) Amended and Restated Intercreditor, Payment Priority and Lien Priority Agreement, dated as of May 6, 1997, between Sonesta, SLHC, the Partnership, and numerous other parties. (14)

10.10(a)    Extension of Lease by Royal Sonesta, Inc., dated August
            6, 1993. (9)

10.10(b)    Agreement, dated September 9, 1993, between Royal
            Sonesta, Inc. and Aetna Life Insurance Company. (9)

10.11(a)    Hotel Lease, dated December 12, 1967, between Chateau
            Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)

10.11(b) Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta
            Corporation. (2)

10.11(c)    Hotel Lease-Amendment No. 2, dated September 1, 1977,
            between Chateau Louisiane, Inc. and Royal Sonesta, Inc.
            (3)

10.11(d) Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal Sonesta, Inc. (5)

NUMBER      DESCRIPTION                                                PAGE NOS.
------      -----------                                                ---------

10.12(a) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601
            (10)(iii) (A))

10.12(b) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601 (10)
            (iii) (A)).

10.12(c) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (8) (Management contract under Item 601 (10)
            (iii) (A)).

10.13 Lease, dated September 21, 1991, between "the Crown" and Casablanca Resorts Development of Anguilla Limited
            ("CRDAL") (assumed by Sonesta Hotels of Anguilla Limited ("Sonesta Anguilla") in November 1995). (11)

10.14(a) Debenture, dated November 28, 1995, between Scotiabank Anguilla Limited and Sonesta Anguilla (11)

10.14(b) Debenture ($6,390,000) from Sonesta Hotels of Anguilla Limited ("SHAL") to Scotiabank Anguilla Limited
            ("Scotiabank"), dated December 1996 (evidencing additional $1,700,000 loan). (13)

10.14(c)    Renewal of two (2) credit facilities: $3,915,000 and           28-33
            $1,525,000, between SHAL and Scotiabank, dated October
            12, 1999.

10.14(d)    Commitment Letter, dated March 13, 2000, between               34-40
            Scotiabank and SHAL.

10.15 Agreement, dated as of March 1, 1996, between CRDAL and Sonesta Anguilla. (13)

10.16       (Letter) Lease Agreement, dated June 3, 1996, between
            Sonesta Hotels of Anguilla, Ltd. and Amsterdam Sonesta Corporation (subsequently renamed Anguilla Hotel
            Management, Inc.) (13)

NUMBER      DESCRIPTION                                                PAGE NOS.
------      -----------                                                ---------

10.17(a) Contribution and Formation Agreement, dated as of January 30,1998, by and among Key Biscayne Limited Partnership ("KBLP"), Florida Sonesta Corporation and Key Biscayne Land Corporation ("Sonesta II"), and joined in by Key Biscayne Hotel Associates, LTD. ("KBHA"), Partners Liquidating Trust,("PLT"), Strategic Realty Advisors, Inc., ("SRAI") and Sonesta International Hotels Corporation ("Sonesta International"). (15)

10.17(b) First Amendment to Contribution and Formation Agreement, dated as of April 3, 1998, by and among KBLP, FSC and Sonesta II, and joined in by KBHA, PLT, SRAI and Sonesta International. (15)

10.17(c) Agreement of Limited Partnership of Sonesta Beach Resort Limited Partnership, dated April 1998, by and between FSC,Sonesta II and KBLP. (15)

10.17(d) Assumption Agreement, dated as of July 1, 1998, by and between Sonesta Beach Resort Limited Partnership
            ("SBRLP") and State Street Bank and Trust Company, trustee. (15)

10.17(e)    Amendment to and Assignment of KBHA/PLT Indebtedness,
            dated as of July 1, 1998, by and between KBLP, KBHA,PLT and SBRLP,including KBHA/PLT Note, dated July 1, 1998.
            (15)

10.18       Agreement, dated June 17, 1999, between Sonesta
            International Hotels Corporation and Marvin Schwartz.
            (17)

13          Annual Report to Security Holders for the calendar year
            ended December 31, 1999.                                       41-61

21          Subsidiaries of the Registrant.                                   62

23          Consent of Ernst & Young LLP filed herewith.                      63

27          Financial Data Schedule.                                          64

(1)   Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)   Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)   Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)   Incorporated by reference to the Company's 1979 Report on Form 10-K.
(5)   Incorporated by reference to the Company's 1981 Report on Form 10-K.
(6)   Incorporated by reference to the Company's 1984 Report on Form 10-K.
(7)   Incorporated by reference to the Company's 1991 Report on Form 10-K.
(8)   Incorporated by reference to the Company's 1992 Report on Form 10-K.
(9)   Incorporated by reference to the Company's 1993 Report on Form 10-K.
(10)  Incorporated by reference to the Company's 1994 Report on Form 10-K.
(11)  Incorporated by reference to the Company's 1995 Report on Form 8-K.
(12)  Incorporated by reference to the Company's 1995 Report on Form 10-K.
(13)  Incorporated by reference to the Company's 1996 Report on Form 10-K.
(14)  Incorporated by reference to the Company's 1997 Report on Form 10-K.
(15)  Incorporated by reference to the Company's 1998 Report on Form 8-K.
(16)  Incorporated by reference to the Company's 1998 Report on Form 10-K.
(17)  Incorporated by reference to the Company's 1999 Report on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
            (Registrant)


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Boy van Riel
              Vice President and Treasurer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Roger P. Sonnabend
              Chairman of the Board and Chief
              Executive Officer


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Boy van Riel
              Vice President and Treasurer, Principal
              Financial and Accounting Officer


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Paul Sonnabend
              Director


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Peter J. Sonnabend
              Director

By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Stephanie Sonnabend
              Director


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Stephen Sonnabend
              Director

By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              George S. Abrams
              Director


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Vernon R. Alden
              Director


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Joseph L. Bower
              Director


By: s/s                                                     Date: March 22, 2000
    --------------------------------------
              Jean C. Tempel
              Director