Form 10-Q
period 2000-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2000-05-12
CIK 91741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
                                    -------------------    --------------------
                          Commission file number 0-9032

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

          NEW YORK                                            13-5648107
---------------------------------                    ---------------------------
  (State or other jurisdiction                           (I.R.S. Employer
or incorporation or organization)                       Identification No.)
                     200 CLARENDON STREET, BOSTON, MA 02116
                    (Address of principal executive offices)
                                   (Zip Code)
                                  617-421-5400

--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                  Number of Shares of Common Stock Outstanding
                      As of May 8, 2000 -- $.80 par value,
                               Class A - 3,715,230

                                      INDEX

                    SONESTA INTERNATIONAL HOTELS CORPORATION


                                                                          Page
Part I.   Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 2000
             and December 31, 1999                                         1

           Consolidated statements of operations - Three
             months ended March 31, 2000 and 1999                          3

           Consolidated statements of cash flows - Three
             months ended March 31, 2000 and 1999                          4

           Notes to consolidated financial statements -
             March 31, 2000 and 1999                                       6

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition - March 31,
             2000                                                         11

Item 3.    Quantitative and Qualitative Disclosure of Market
             Risk                                                         13

                     PART I - ITEM 1. FINANCIAL INFORMATION

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                        (IN THOUSANDS)
                                                          --------------------------------------------
                                                                March 31              December 31
                                                                 2000                    1999
                                                          ----------------         -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  3,040                $  7,876
  Accounts and notes receivables:
       Trade, less allowance of  $267
         ($260 at December 31, 1999) for doubtful accounts        7,830                   7,673
       Other                                                      3,434                   2,083
                                                               --------                --------
                 Total accounts and notes receivable             11,264                   9,756
  Current portion of deferred taxes                                 494                     459
  Inventories                                                     1,437                   1,530
  Prepaid expenses                                                2,331                   1,092
                                                               --------                --------

                  Total current assets                           18,566                  20,713

Long-term receivables and advances                                1,436                   1,507

Property and equipment, at cost:
   Land  and land improvements                                    9,910                   9,894
   Buildings                                                     69,916                  69,256
   Furniture and equipment                                       33,357                  30,785
   Leasehold improvements                                         2,498                   2,471
   Projects in progress                                             405                   1,051
                                                               --------                --------
                                                                116,086                 113,457
   Less accumulated depreciation and
       amortization                                              31,307                  29,255
                                                               --------                --------
              Net property and equipment                         84,779                  84,202

Other long-term assets                                            1,357                   1,096
                                                               --------                --------
                                                               $106,138                $107,518
                                                               ========                ========


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                        (IN THOUSANDS)
                                                          --------------------------------------------
                                                                March 31              December 31
                                                                 2000                    1999
                                                          ----------------         -------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit                             $ 4,800                 $    --
  Current portion of long-term debt                              1,705                  24,164
  Accounts payable                                               4,222                   6,897
  Advance deposits                                               3,800                   4,703
  Federal, foreign and state income taxes                        1,111                      97
  Accrued liabilities:
         Salaries and wages                                      1,920                   2,917
         Rentals                                                 2,301                   6,917
         Interest                                                  261                     410
         Employee benefits                                         280                     207
         Other                                                   1,883                   1,344
                                                            ----------               ---------

                  Total accrued liabilities                      6,645                  11,795
                                                            ----------               ---------

                  Total current liabilities                     22,283                  47,656

Long-term debt                                                  48,099                  26,165

Deferred federal and state income taxes                          4,249                   4,220

Other non-current liabilities                                    3,357                   3,095

Redeemable preferred stock, $25 par value, at
    redemption value                                               294                     294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--6,102,176 shares at stated value                 4,882                   4,882
    Retained earnings                                           34,882                  33,114
    Treasury shares--2,386,946, at cost                        (11,908)                (11,908)
                                                            ----------               ---------
              Total common stockholders' equity                 27,856                  26,088
                                                            ----------               ---------
                                                              $106,138                $107,518
                                                            ==========               =========

See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands except for per share data)

                                                                        Three Months Ended
                                                           March 31, 2000            March 31, 1999
                                                          ----------------         -------------------
Revenues:
     Rooms                                                    $ 17,847                $ 17,228
     Food and beverage                                           6,910                   6,249
     Management, license and
          service fees                                           1,218                   1,102
     Parking , telephone and other                               2,267                   2,051
                                                            ----------               ---------
                                                                28,242                  26,630
                                                            ----------               ---------
Costs and expenses:
     Costs and operating expenses                               11,186                  10,178
     Advertising and promotion                                   2,043                   1,983
     Administrative and general                                  4,105                   3,902
     Human resources                                               518                     502
     Maintenance                                                 1,829                   1,685
     Rentals                                                     2,540                   2,387
     Property taxes                                                625                     542
     Depreciation and amortization                               2,056                   1,762
                                                            ----------               ---------
                                                                24,902                  22,941
                                                            ----------               ---------
Operating income                                                 3,340                   3,689

Other income (deductions):
     Interest expense                                           (1,134)                 (1,215)
     Interest income                                               131                     152
     Foreign exchange loss                                          (5)                     (4)
     Gain on casualty                                              500                      --
     Gain on sales of assets                                         4                       4
                                                                 -----                   -----
                                                                  (504)                 (1,063)

Income before income taxes                                       2,836                   2,626
Federal, foreign and state income tax provision                  1,065                     964
                                                            ----------               ---------
Net income                                                       1,771                   1,662
Retained earnings at beginning of period                        33,114                  28,871
Cash dividends on preferred stock                                   (3)                     (3)
                                                            ----------               ---------
Retained earnings at end of period                            $ 34,882                  30,530
                                                            ==========               =========

Basic earnings per share of common stock                      $    .48                $    .40
                                                            ==========               =========
Weighted average number of shares
     outstanding                                                 3,715                   4,136
                                                            ==========               =========

See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Increase (Decrease) in Cash

                                                                        (IN THOUSANDS)
                                                          --------------------------------------------
                                                                 Three Months Ended March 31
                                                                 2000                    1999
                                                          ----------------         -------------------
Cash provided (used) by operating activities
Net income                                                    $ 1,771                 $  1,662
Items not (providing) requiring cash
      Pension expense                                             279                      308
      Depreciation and amortization of property and equipment   2,056                    1,762
      Other amortization                                         (192)                    (134)
      Deferred federal and state income tax provision (benefit)    (6)                     (75)
      Gain on sales of assets                                      (4)                      (4)
      Gain on casualty                                           (500)                       --

Changes in assets and liabilities
      Accounts and notes receivable                            (1,330)                    (396)
      Inventories                                                  93                       43
      Prepaid expenses                                         (1,239)                    (512)
      Accounts payable                                         (2,303)_                 (1,962)
      Advance deposits                                           (903)                     (46)
      Federal, foreign and state income taxes                   1,014                      922
      Accrued liabilities                                      (5,159)                  (4,271)
                                                               -------                 --------
         Cash used by operating activities                     (6,423)                  (2,703)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                 21                        4
     Expenditures for property and equipment                   (2,651)                  (2,060)
     Payments received on long-term receivables
       and advances                                               113                      375
                                                               -------                 --------
         Cash used by investing activities                     (2,517)                  (1,681)

Cash provided (used) by financing activities
     Borrowings under lines of credit                           4,800                       --
     Payments on long-term debt                                  (321)                    (477)
     Cash dividends paid                                         (375)                    (313)
                                                               -------                 --------
         Cash provided (used) by financing activities           4,104                     (790)


Net decrease in cash                                           (4,836)                  (5,174)
Cash and cash equivalents at beginning of period                7,876                    9,470
                                                               -------                 --------
Cash and cash equivalents at end of period                    $3,040                  $  4,296
                                                              ========                =========

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID
Cash paid for interest in the 2000 three-month period and the 1999 three-month period was approximately $1,283,000 and $1,174,000, respectively. Cash paid for income taxes in the 2000 three-month period and the 1999 three-month period was approximately $57,000 and $117,000, respectively.


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Sonesta Beach Resort Anguilla reopened on February 10, 2000, after a brief closure due to damage sustained by hurricane Lenny, which struck the island in November 1999. Under its insurance agreements, the hotel will receive loss of income proceeds for the period of the closure, as well as for a six month period following the reopening date. The loss of revenue during the first quarter of 2000 compared to the same quarter in 1999 was approximately $1,056,000. Included in gain from casualty is an initial payment of $500,000 which the Company received against its business interruption claim.

In March 2000, the Company received a commitment to refinance its hotels in Key Biscayne, Florida and Cambridge, Massachusetts. A closing is scheduled for May 30, 2000. The net proceeds from this refinancing will be approximately $27,000,000, and the Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans. At December 31, 1999, the mortgage loan on the Key Biscayne property was classified as a current liability. As a consequence of the aforementioned commitment, this debt has now been reclassified as a long term liability. The current portion of long term debt at March 31, 2000 includes the anticipated repayments on the new loans, based on the terms of the loan commitment.


2.   LONG-TERM RECEIVABLES AND ADVANCES

                                                       (IN THOUSANDS)
                                             ----------------------------------
                                               March 31,          December 31,
                                                  2000               1999
                                             --------------      --------------
>
Sharm El Sheikh (a)                                  $ 898                $936
Cairo, Egypt, net of discount (b)                      320                 315
Other                                                  817                 866
                                             --------------      --------------
        Total long-term receivables                  2,035               2,117
        Less:  current portion                         599                 610
                                             --------------      --------------
        Net long-term receivables                   $1,436              $1,507
                                             ==============      ==============

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(a) This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate (9% at March 31, 2000) and shall be repaid in 60 monthly installments, commencing January 2000.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid in 2000. There is no interest due during the term of the loan.


3.   BORROWING ARRANGEMENTS

The Company has a $2,000,000 line of credit which expires on September 30, 2000. This line of credit bears interest at the prime rate (9% at March 31, 2000). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. An amount of $1,000,000 was outstanding under this line at March 31, 2000.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty. The interest rate is prime (9% at March 31, 2000) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. An amount of $3,200,000 was outstanding under this line at March 31, 2000.

A foreign subsidiary of the Company has a $400,000 operating line of credit and a $600,000 non-revolving loan, both of which will expire on May 31, 2000. The interest rate on the non-revolving loan is LIBOR plus 2.25% (8.125% at March 31, 2000), and the rate of the operating line of credit is based on the bank lending rate plus 1% (11% on March 31, 2000). At March 31, 2000, the Company borrowed the full $600,000 under the non-revolving loan, but had not utilized the operating line of credit.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   LONG-TERM DEBT

                                                                    (IN THOUSANDS)
                                                 ----------------------------------------------------
                                                   March 31,                         December 31,
                                                      2000                               1999
                                                 -----------------                  -----------------
Charterhouse of Cambridge Trust and Sonesta of
  Massachusetts Inc.:
  First mortgage note (a)                                 $21,228                            $21,414
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b)                                  22,837                             23,049
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                   5,304                              5,440
Other                                                         435                                426
                                                 -----------------                  -----------------
                                                           49,804                             50,329
Less current portion of long-term debt                      1,705                             24,164
                                                 -----------------                  -----------------
Total long-term debt                                      $48,099                            $26,165
                                                 =================                  =================


(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of approximately $26,241,000 at March 31, 2000. The interest rate on the loan is 8.86% for the term of the loan, and monthly payments for interest and principal are $203,802. The mortgage loan matures in December 2003. In March 2000, the Company received a commitment from the same lender to refinance this loan with a new $41,000,000 mortgage loan. A closing is scheduled for May 30, 2000. The interest rate on the new 10 year loan will be 8.6%, and amortization will be based on a 25 year schedule. Monthly payments will be $332,911.

(b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property, which is included in fixed assets at a net book value of approximately $37,932,000 at March 31, 2000. The principal balance of this loan is $22,431,000. The Company recorded an additional liability when it assumed the loan in 1998 to reflect the fair market value of this liability based on its above market interest rate. This additional liability is being amortized as an adjustment to interest expense over the remaining life of the loan. The loan requires monthly payments of interest only based on a rate of 12.78% until the maturity date, which is October 1, 2000. In March 2000, the Company received a commitment to refinance this loan with a new $31,000,000 mortgage loan. A closing is scheduled for May 30, 2000. The interest rate on the new 10 year loan will be 8.6%, and amortization will be based on a 25 year schedule. Monthly payments will be $244,923.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $12,704,000 at March 31, 2000. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $408,000 and $544,000 during the years 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance of $4,352,000 is due on the scheduled maturity date of December 31, 2001. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at March 31, 2000 was 8.125%.


5.   HOTEL COSTS AND OPERATING EXPENSES

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                       (IN THOUSANDS)
                                              -----------------------------------
                                                 Three Months Ended March 31
                                                     2000               1999
                                              -----------------     -------------
Direct departmental costs
     Rooms                                              $3,889            $3,530
     Food and beverage                                   5,382             4,934
     Heat, light and power                                 769               727
     Other                                               1,146               987
                                                       -------           -------
                                                       $11,186           $10,178
                                                       =======           =======

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.


6.   FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

                                                       (IN THOUSANDS)
                                              -----------------------------------
                                                 Three Months Ended March 31
                                                     2000               1999
                                              -----------------     -------------
Deferred federal income tax benefit              $    (6)               $  (75)
Current federal income tax provision                 907                 1,072
Current foreign income tax provision                 128                    10
Current state income tax provision (benefit)          36                   (43)
                                                ---------             ---------
                                                 $ 1,065                $  964
                                                =========             =========

                    SONESTA INTERNATIONAL HOTELS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   SEGMENT INFORMATION

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the three month periods ending March 31, 2000 and 1999 follows:

Period ended March 31, 2000

                                                                       (IN THOUSANDS)
                                                    ----------------------------------------------------
                                                     Owned &
                                                      Leased               Management
                                                       Hotels               Activities      Consolidated
                                                    ---------             ------------      ------------
Revenues                                              $27,017              $1,225             $28,242
Operating income before depreciation
        and amortization expense                        5,356                  40               5,396
    Depreciation and amortization                      (1,941)               (115)             (2,056)
    Interest income (expense), net                     (1,121)                118              (1,003)
    Other income (deductions)                             500                  (1)                499
                                                    ---------           ----------          ---------

Segment pre-tax profit                                  2,794                  42               2,836

Segment assets                                         95,809              10,329             106,138
Segment capital additions                               2,551                 100               2,651

Period ended March 31, 1999

                                                                       (IN THOUSANDS)
                                                    ----------------------------------------------------
                                                     Owned &
                                                      Leased               Management
                                                       Hotels               Activities      Consolidated
                                                    ---------             ------------      ------------
Revenues                                              $25,515              $1,115             $26,630
Operating income (loss) before
      depreciation and amortization expense             5,736                (285)              5,451
    Depreciation and amortization                      (1,657)               (105)             (1,762)
    Interest income (expense), net                     (1,137)                 74              (1,063)
    Other income                                           --                  --                  --
                                                    ----------            ------------      ------------
Segment pre-tax profit (loss)                           2,942                (316)              2,626

Segment assets                                         92,308               9,898             102,206
Segment capital additions                               1,949                 111               2,060

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FIRST QUARTER 2000 COMPARED TO 1999

REVENUES

                                                              TOTAL REVENUES
                                                                (in thousands)
                                                      ---------------------------------------------
                                                      NO. OF
                                                      ROOMS          2000             1999
                                                      -----          ----             ----
Sonesta Beach Resort Anguilla, BWI                     100           $923            $1,979
Sonesta Beach Resort Key Biscayne                      300          9,471             9,361
Royal Sonesta Hotel Boston (Cambridge)                 400          5,949             4,668
Royal Sonesta Hotel New Orleans                        500         10,674             9,507
Management and service fees and other revenues                      1,225             1,115
                                                               -----------       ----------
        Total revenues                                            $28,242           $26,630
                                                               ===========       ==========


Total revenues for the first quarter ended March 31, 2000 were $28,242,000 compared to $26,630,000 in 1999, an increase of approximately $1,612,000.

Revenues during the first quarter of 2000 at Sonesta Beach Resort Anguilla were $923,000 compared to $1,979,000 during the same period in 1999. The Anguilla resort was closed due to damage sustained by hurricane Lenny from November 17, 1999 until February 10, 2000. The Company has insurance for the loss of income during the period of closure, as well as for the reduction in revenues for a six month period following reopening. Sonesta Beach Resort Key Biscayne had a slight increase in revenues of $110,000 during the first quarter of 2000 compared to 1999, which was due to revenues from the hotel's retail shops, which have been operated by the Company since late 1999. Room revenues slightly decreased, mainly due to the fact that the first quarter of 1999 benefited from the Superbowl, which was held in Miami in January of that year. Revenues at the Royal Sonesta Hotel Cambridge increased by 27% during the first quarter of 2000 compared to the same period in 1999. Room revenue per available room (REVPAR) increased by 25%, due to both higher occupancies and an increase in average rate achieved. This increase in revenues was caused by higher demand from both the group and convention and as well as the transient market segments. Revenues during the first quarter of 2000 at the Company's Royal Sonesta Hotel New Orleans increased by $1,167,000 compared to the first quarter of 1999. This was due to a 12% increase in the hotel's REVPAR, and a 14% increase in food and beverage revenues due to higher occupancies at the hotel. Revenues from management activities increased from $1,115,000 during the quarter ended March 31, 1999 to $1,225,000 during the quarter ended March 2000. This was caused primarily by increases in fee income from the Company's managed operations in Egypt, in particular from the Sonesta St. George Hotel in Luxor and the Sonesta Nile River cruise ships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)


OPERATING INCOME

                                                                  OPERATING INCOME
                                                                      (in thousands)
                                                         -------------------------------------------------
                                                               2000                      1999
                                                               ----                      ----
Sonesta Beach Resort Anguilla, BWI                          $  (730)                  $   364
Sonesta Beach Resort Key Biscayne                             2,578                     3,224
Royal Sonesta Hotel Boston (Cambridge)                          346                      (320)
Royal Sonesta Hotel New Orleans                               1,221                       811
                                                            --------                  --------
Operating income from hotels after
    management and service fees                               3,415                     4,079
Management activities and other                                 (75)                     (390)
                                                            --------                  --------
         Operating income                                   $ 3,340                   $ 3,689
                                                            ========                  ========


Operating income for the three-month period ending March 31, 2000 was $3,340,000, compared to operating income of $3,689,000 in 1999, a decrease of approximately $349,000.

Operating income at the Sonesta Beach Resort Anguilla decreased by $1,094,000 during the first quarter of 2000 compared to the first quarter of 1999. This was the result of a $1,056,000 decrease in revenues, due to the closure of the resort from damage sustained by hurricane Lenny from November 17, 1999 through February 10, 2000. The Company has insurance for this loss of profits, and has already received an initial payment of $500,000 towards its claim for lost income following this casualty. Royal Sonesta Boston (Cambridge) had operating income of $346,000 during the first quarter of 2000, compared to an operating loss of $320,000 during the first quarter of 1999. Revenues rose $1,281,000 compared to last year, and this increase was partly offset by increases in expenses of $615,000, primarily in cost and operating, as well as depreciation expense. Royal Sonesta Hotel New Orleans increased operating income from $811,000 in the first quarter of 1999 to $1,221,000 in the first quarter of 2000, due to a $1,167,000 increase in revenues, partially offset by an increase in expenses of $757,000. This increase in expenses was primarily in cost and operating expenses, real estate taxes, and an increase in rent paid under the lease under which the Company operates the hotel. Operating income at Sonesta Beach Resort Key Biscayne decreased by $646,000 to $2,578,000 in the first quarter of 2000 compared to last year. This was due to increases in expenses of $756,000, primarily due to increased cost and operating expenses, which were partially related to the hotel's retail shops, which were taken over by the Company in late 1999. In addition, the hotel had an increase in depreciation expense of $218,000 in the first quarter of 2000 compared to last year, which was a result of substantial investments in property improvements and furniture and equipment the Company has made following the hotel's acquisition in July 1998. Operating loss from management activities, which is computed after management and service fees to the Company's owned and leased hotels, decreased from $390,000 in the first quarter of 1999 to $75,000 in the first quarter of 2000. This was mainly due to increased income from the Company's managed operations in Egypt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)


OTHER INCOME (DEDUCTIONS)

Interest income during the first quarter of 2000 decreased by $21,000 to $131,000, due to a reduction in interest earned on the Company's lower cash balances. Included in the quarter ended March 31, 2000, is a gain on casualty of $500,000, which represents an initial payment received by the Company on its insurance claim for lost income following hurricane Lenny, which caused the Sonesta Beach Resort Anguilla to close from November 17, 1999 to February 10, 2000. The Company's insurance policy covers lost income during the period of the closure, as well as for a six month period following the reopening.


FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first quarter of 2000 was higher than the statutory rate due to state taxes provided on the Company's income from its operations in Louisiana, Florida and Massachusetts.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $3,040,000 at March 31, 2000. The Company also has $8,000,000 available under three lines of credit, of which $4,800,000 was utilized at March 31, 2000.

In March 2000, the Company received a commitment to refinance its hotels in Key Biscayne, Florida and Cambridge, Massachusetts. A closing is scheduled for May 30, 2000. The net proceeds from this refinancing will be approximately $27,000,000, and the Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans. The current portion of long term debt at March 31, 2000 includes the anticipated repayments on the new loans, based on the terms of the loan commitment.

The Company believes that its present cash balances, plus expected cash flow generated from operations and from the aforementioned refinancing, will be more than adequate to meet all of its obligations.


                                 PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties. As disclosed in Note 1, the Company has received a commitment to refinance the mortgage loans on its hotels in Key Biscayne, Florida and Cambridge, Massachusetts. The terms of the new loans are further described in Note 4 - Long Term Debt.


                           PART II - OTHER INFORMATION

ITEM NUMBERS 1, 2, 3, 4, 5 AND 6

Not applicable during the quarter ended March 31, 2000.

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

           Date:  May 12, 2000