Form 10-Q
period 2000-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2000-08-10
CIK 91741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to______________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                     As of August 7, 2000 -- $.80 par value,
                               Class A - 3,705,230

                                      INDEX

                    SONESTA INTERNATIONAL HOTELS CORPORATION



                                                                                            PAGE

Part I.   Financial Information

     Item 1.                    Financial Statements (Unaudited)

                                Consolidated balance sheets - June 30, 2000
                                  and December 31, 1999                                        1

                                Consolidated statements of operations - Three
                                  month and six month periods ended June 30,
                                  2000  and 1999                                               3

                                Consolidated statements of cash flows - Six month
                                periods ended June 30, 2000 and 1999                           4

                                Notes to consolidated financial statements -
                                  June 30, 2000 and 1999                                       6

     Item 2.                    Management's Discussion and Analysis of Results of
                                Operations and Financial Condition--Three month and six
                                month periods ended June 30, 2000 and 1999                    11

     Item 3.                    Quantitative and Qualitative Disclosure of Market  Risk       16

Part II.   Other Information

     Item 4.                    Submission of matters to a vote of security holders           17


                     PART I - ITEM 1. FINANCIAL INFORMATION
                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999



                                                                               (IN THOUSANDS)
                                                                        JUNE 30              DECEMBER 31
                                                                        2000                 1999
                                                                        ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                             $32,498              $ 7,876
  Accounts and notes receivables:
       Trade, less allowance of  $ 275
         ($260 at December 31, 1999) for doubtful accounts                6,368                7,673
       Other                                                              1,332                2,083
                                                                       --------             --------
                 Total accounts and notes receivable                      7,700                9,756
  Current portion of deferred taxes                                         480                  459
  Inventories                                                             1,519                1,530
  Prepaid expenses                                                        1,954                1,092
                                                                       --------             --------

                  Total current assets                                   44,151               20,713

Long-term receivables and advances                                        1,261                1,507

Property and equipment, at cost:
   Land  and land improvements                                            9,939                9,894
   Buildings                                                             70,170               69,256
   Furniture and equipment                                               34,877               30,785
   Leasehold improvements                                                 2,713                2,471
   Projects in progress                                                     797                1,051
                                                                       --------             --------
                                                                        118,496              113,457

   Less accumulated depreciation and amortization                        33,350               29,255
                                                                       --------             --------
              Net property and equipment                                 85,146               84,202

Other long-term assets                                                    1,832                1,096
                                                                       --------             --------
                                                                       $132,390             $107,518
                                                                       ========             ========


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999




                                                                               (IN THOUSANDS)
                                                                        JUNE 30              DECEMBER 31
                                                                        2000                 1999
                                                                        ----                 ----
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $  1,327            $  24,164
  Accounts payable                                                        4,231                6,897
  Advance deposits                                                        3,014                4,703
  Federal, foreign and state income taxes                                 1,648                   97
  Accrued liabilities:
         Salaries and wages                                               2,168                2,917
         Rentals                                                          3,896                6,917
         Interest                                                            16                  410
         Employee benefits                                                  270                  207
         Other                                                            2,050                1,344
                                                                       --------            ---------
                  Total accrued liabilities                               8,400               11,795
                                                                       --------            ---------
                  Total current liabilities                              18,620               47,656
Long-term debt                                                           76,285               26,165
Deferred federal and state income taxes                                   4,183                4,220
Other non-current liabilities                                             3,604                3,095
Redeemable preferred stock, $25 par value, at
    redemption value                                                        294                  294
Commitments and contingencies
Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--6,102,176 shares at stated value                          4,882               4,882
    Retained earnings                                                    36,510              33,114
   Treasury shares--2,396,946 (2,386,946 at December 31, 1999) at cost  (11,988)            (11,908)
                                                                       --------            ---------
              Total common stockholders' equity                          29,404              26,088
                                                                       --------            ---------
                                                                       $132,390            $107,518
                                                                       ========            =========


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands except for per share data)



                                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                       JUNE 30                                   JUNE 30
                                                                2000               1999                2000                 1999
                                                                ----               ----                ----                 ----
Revenues:
     Rooms                                                   $17,067            $15,774             $34,914              $33,002
     Food and beverage                                         7,497              7,286              14,407               13,535
     Management, license and
          service fees                                         1,303              1,212               2,521                2,314
     Parking, telephone and other                              2,813              2,107               5,080                4,158
                                                               -----              -----               -----                -----
                                                              28,680             26,379              56,922               53,009
                                                              ------             ------              ------               ------
Costs and expenses:
     Costs and operating expenses                             11,346             10,799              22,532               20,977
     Advertising and promotion                                 2,187              1,955               4,230                3,938
     Administrative and general                                4,017              4,198               8,122                8,100
     Human resources                                             522                473               1,040                  975
     Maintenance                                               1,747              1,685               3,576                3,370
     Rentals                                                   1,839              2,107               4,379                4,494
     Property taxes                                              624                546               1,249                1,088
     Depreciation and amortization                             2,043              1,799               4,099                3,561
                                                               -----              -----               -----                -----
                                                              24,325             23,562              49,227               46,503
                                                              ------             ------              ------               ------
Operating income                                               4,355              2,817               7,695                6,506

Other income (deductions):
     Interest expense                                         (1,342)            (1,135)             (2,476)              (2,350)
     Interest income                                             262                225                 393                  377
     Foreign exchange loss                                        (1)                (3)                 (6)                  (7)
     Gain on sales of assets                                       6                  1                  10                    5
     Gain on casualty                                            450                 --                 950                   --
     Other                                                        --              3,875                  --                3,875
                                                              ------             ------              ------               ------
                                                                (625)             2,963              (1,129)               1,900
Income before income taxes                                     3,730              5,780               6,566                8,406
Federal, foreign and state income
     tax provision                                             1,454              2,123               2,519                3,087
                                                               -----              -----               -----                -----
Income before extraordinary loss on
     refinancing of debt                                       2,276              3,657               4,047                5,319
Extraordinary loss on refinancing
     of debt (net of tax)                                       (274)                --                (274)                  --
                                                               -----              -----               -----                -----
Net income                                                     2,002              3,657               3,773                5,319
Retained earnings at beginning
     of period                                                34,882             30,530              33,114               28,871
Cash dividends on preferred stock                                 (3)                (3)                 (6)                  (6)
Cash dividends on common stock                                  (371)              (310)               (371)                (310)
                                                             -------            -------             -------              -------
Retained earnings at end of period                           $36,510            $33,874             $36,510              $33,874
                                                             =======            =======             =======              =======
Basic and diluted earnings per share of
     common stock                                             $ 0.54            $  0.88              $ 1.01               $ 1.28
                                                              ======            =======              ======               ======
Weighted average number of shares
     outstanding                                               3,707              4,136               3,711                4,136
                                                               =====              =====               =====                =====


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Increase (Decrease) in Cash


                                                                                      (IN THOUSANDS)
                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                2000                  1999
                                                                                ----                  ----
Cash provided (used) by operating activities
Net income                                                                      $ 3,773               $ 5,319
Items not (providing) requiring cash
          Pension expense                                                           543                   582
          Depreciation and amortization of property and equipment                 4,099                 3,561
          Other amortization                                                       (320)                 (342)
          Deferred federal and state income tax provision (benefit)                 (58)                  557
          Gain on sales of assets                                                   (10)                   (5)
          Gain on casualty                                                         (950)                   --
          Extraordinary loss on debt refinancing                                    431                    --
Changes in assets and liabilities
          Accounts and notes receivable                                           2,287                   880
          Inventories                                                                11                     6
          Prepaid expenses                                                         (834)                 (225)
          Accounts payable                                                       (2,666)               (2,108)
          Advance deposits                                                       (1,689)                 (274)
          Federal, foreign and state income taxes                                 1,551                   882
          Accrued liabilities                                                    (3,411)               (2,113)
                                                                               --------              --------
               Cash provided by operating activities                              2,757                 6,720

Cash provided (used) by investing activities
     Proceeds from sales of assets                                                   27                     5
     Proceeds from casualty insurance                                               500                    --
     Expenditures for property and equipment                                     (5,060)               (4,520)
     Payments received on long-term receivables
         and advances                                                               352                   565
                                                                               --------              --------
               Cash used by investing activities                                 (4,181)               (3,950)
Cash provided (used) by financing activities
     Scheduled payments on long-term debt                                          (551)               (3,406)
     Proceeds from issuance of long-term debt                                    72,000                    --
     Cost of financing                                                           (1,379)                   --
     Payments on refinancing of long-term debt                                  (43,566)                   --
     Cash dividends paid                                                           (378)                 (316)
     Purchase of treasury stock                                                     (80)                   --
                                                                               --------              --------
           Cash provided (used) by financing activities                          26,046                (3,722)
                                                                               --------              --------
Net increase (decrease) in cash                                                  24,622                  (952)
Cash and cash equivalents at beginning of period                                  7,876                 9,470
                                                                               --------              --------
Cash and cash equivalents at end of period                                      $32,498                $8,518
                                                                               ========              ========


See accompanying notes to consolidated financial statements.

     SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

     Cash paid for interest in the 2000 six-month period and the 1999 six-month period was approximately $2,870,000 and $2,401,000 respectively. Cash paid for income taxes in the 2000 six-month period and the 1999 six-month period was approximately $868,000 and $1,648,000, respectively.

See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Sonesta Beach Resort Anguilla reopened on February 10, 2000, after a brief closure due to damage sustained by hurricane Lenny, which struck the island in November 1999. Under its insurance agreements, the hotel will receive loss of income proceeds for the period of the closure, as well as for a six month period following the reopening date. The loss of revenues during the first six months of 2000 compared to the same period in 1999 was approximately $1,103,000. Included in gain from casualty is income of $950,000 from the receipt of advances against the business interruption claim.

On June 2, 2000 the Company refinanced the mortgage loans on its hotels in Key Biscayne, Florida and Cambridge, Massachusetts. The net proceeds from this refinancing were $27,055,000, and the Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans. At December 31, 1999, the mortgage loan on the Key Biscayne property was classified as a current liability pending receipt of a formal loan commitment.

2.   LONG-TERM RECEIVABLES AND ADVANCES



                                                        (IN THOUSANDS)
                                             -------------------------------------------
                                                JUNE 30,                 DECEMBER 31,
                                                  2000                       1999
                                             --------------            -----------------
Sharm El Sheikh (a)                                    $859                         $936
Cairo, Egypt, net of discount (b)                       240                          315
Other                                                   684                          866
                                             --------------            -----------------
        Total long-term receivables                   1,783                        2,117
        Less:  current portion                          522                          610
                                             --------------            -----------------
        Net long-term receivables                    $1,261                       $1,507
                                             ==============            =================


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a) This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate (9 1/2% at June 30, 2000) and will be repaid in 60 monthly installments from January 2000.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid in 2000. There is no interest due during the term of the loan.

3.   BORROWING ARRANGEMENTS

The Company has a $2,000,000 line of credit which expires on September 30, 2000. This line of credit bears interest at the prime rate (9 1/2% at June 30, 2000). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amounts were outstanding under this line at June 30, 2000.

A subsidiary of the Company has a $5,000,000 line of credit which will expire December 31, 2000. The terms of the loan require certain minimum levels of earnings and net worth, limit cash dividends and purchases of the Company's stock, and specify a maximum defined debt to net worth ratio. The loan is secured by the Company's leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty. The interest rate is prime (9 1/2% at June 30, 2000) less one-eighth percent, and the commitment fee on the unused portion of the line is .65% per annum. No amounts were outstanding under this line at June 30, 2000.

4.   LONG-TERM DEBT



                                                                     (IN THOUSANDS)
                                                             JUNE 30,                DECEMBER 31,
                                                              2000                      1999
Charterhouse of Cambridge Trust and Sonesta of
  Massachusetts Inc.:
  First mortgage note (a)                                    $41,000                 $21,414
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b)                                     31,000                  23,049
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                      5,168                   5,440
Other                                                            444                     426
                                                             -------                 -------
                                                              77,612                  50,329
Less current portion of long-term debt                         1,327                  24,164
                                                             -------                 -------
Total long-term debt                                         $76,285                 $26,165
                                                             =======                 =======



SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a) The mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) was refinanced in June 2000. The new loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of $25,864,000 at June 30, 2000. The interest rate on this new loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments will be $332,911. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of prepayment.

(b) The mortgage loan on the Sonesta Beach Resort Key Biscayne was refinanced in June 2000. The new loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property. This property is included in fixed assets at a net book value of $38,193,000 at June 30, 2000. The interest rate on this new loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments will be $251,713. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of prepayment.

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a book value of $12,585,000 at June 30, 2000. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $272,000 and $544,000 during the remaining six months of 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance of $4,352,000 is due on the scheduled maturity date of December 31, 2001. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at June 30, 2000 was 8.875%.


5.   HOTEL COSTS AND OPERATING EXPENSES

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:



                                                                                       (IN THOUSANDS)
                                                          --------------------------------------------------------------------------
                                                           Three Months Ended June 30                    Six Months Ended June 30
                                                            2000                 1999                   2000                   1999
                                                            ----                 ----                   ----                   ----
Direct departmental costs
     Rooms                                               $ 3,878              $ 3,715                $ 7,767                $ 7,245
     Food and beverage                                     5,496                5,423                 10,878                 10,357
     Heat, light and power                                   793                  750                  1,562                  1,477
     Other                                                 1,179                  911                  2,325                  1,898
                                                           -----                  ---                  -----                  -----

                                                         $11,346              $10,799                $22,532                $20,977
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

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:



                                                                                           (IN THOUSANDS)
                                                                                      Six Months Ended June 30
                                                                                   2000                       1999
                                                                                   ----                       ----
Deferred federal income tax provision (benefit)                                    $   (58)                   $   557
Current federal income tax provision                                                 1,912                      2,292
Current foreign income tax provision                                                   232                         18
Current state income tax provision                                                     433                        220
                                                                                   -------                    -------
                                                                                   $ 2,519                    $ 3,087
                                                                                   =======                    =======


7.   SEGMENT INFORMATION

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the three month and six month periods ending June 30, 2000 and 1999 follows:



Three month period ended June 30, 2000

                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------
                                                         OWNED &
                                                         LEASED           MANAGEMENT
                                                         HOTELS           ACTIVITIES        CONSOLIDATED
                                                        ----------        --------------    ----------------
Revenues                                                   $27,122               $ 1,558             $28,680
Operating income before depreciation
        and amortization expense                             6,164                   234               6,398
    Depreciation and amortization                           (1,928)                 (115)             (2,043)
    Interest income (expense), net                          (1,219)                  139              (1,080)
    Other income (deductions)                                  456                    (1)                455
                                                        ----------        --------------    ----------------
Segment pre-tax profit                                       3,473                   257               3,730
Segment assets                                             114,018                18,372             132,390
Segment capital additions                                    2,222                   187               2,409





Six month period ended June 30, 2000




                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------
                                                         OWNED &
                                                         LEASED           MANAGEMENT
                                                         HOTELS           ACTIVITIES        CONSOLIDATED
                                                        ----------        --------------    ----------------
Revenues                                                   $54,139               $ 2,783             $56,922
Operating income before depreciation
        and amortization expense                            11,520                   274              11,794
    Depreciation and amortization                           (3,869)                 (230)             (4,099)
    Interest income (expense), net                          (2,340)                  257              (2,083)
    Other income (deductions)                                  956                    (2)                954
                                                        ----------        --------------    ----------------
Segment pre-tax profit                                       6,267                   299                6,566
Segment assets                                             114,018                18,372              132,390
Segment capital additions                                    4,773                   287                5,060


SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Three month period ended June 30, 1999

                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------
                                                         OWNED &
                                                         LEASED           MANAGEMENT
                                                         HOTELS           ACTIVITIES        CONSOLIDATED
                                                        ----------        --------------    ----------------
Revenues                                                   $25,153              $  1,226             $26,379
Operating income before depreciation
        and amortization expense                             4,991                  (375)              4,616
    Depreciation and amortization                           (1,694)                 (105)             (1,799)
    Interest income (expense), net                          (1,075)                  165                (910)
    Other income                                                --                 3,873               3,873
                                                        ----------        --------------    ----------------
Segment pre-tax profit                                       2,222                 3,558               5,780
Segment assets                                              91,337                14,034             105,371
Segment capital additions                                    2,410                    50               2,460





Six month period ended June 30, 1999

                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------
                                                         OWNED &
                                                         LEASED           MANAGEMENT
                                                         HOTELS           ACTIVITIES        CONSOLIDATED
                                                        ----------        --------------    ----------------

Revenues                                                   $50,668                $2,341             $53,009
Operating income before depreciation
        and amortization expense                            10,727                  (660)             10,067
    Depreciation and amortization                           (3,351)                 (210)             (3,561)
    Interest income (expense), net                          (2,212)                  239              (1,973)
    Other income                                                --                 3,873               3,873
                                                        ----------        --------------    ----------------
Segment pre-tax profit                                       5,164                 3,242               8,406

Segment assets                                              91,337                14,034             105,371
Segment capital additions                                    4,359                   161               4,520


8.   EARNINGS PER SHARE

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic earnings per share of common stock:



                                              THREE  MONTHS  ENDED  JUNE 30               SIX  MONTHS  ENDED  JUNE 30
                                              2000                      1999              2000                   1999
                                              ----                      ----              ----                   ----
Numerator:
  Net income                                    $ 2,002             $ 3,657              $ 3,773              $ 5,319
     Preferred stock dividends                       (3)                 (3)                 (7)                   (7)
                                                -------             -------              -------              -------
Numerator for earnings per share                $ 1,999             $ 3,654              $ 3,766              $ 5,312
                                                =======             =======              =======              =======
Denominator:
  Weighted average number of
     Shares outstanding                           3,707               4,136                3,711                4,136
                                                =======             =======              =======              =======
Earnings per share of common stock              $  0.54             $  0.88              $  1.01              $  1.28
                                                =======             =======              =======              =======

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

FIRST SIX MONTHS 2000 COMPARED TO 1999
--------------------------------------

REVENUES
--------




                                                                       TOTAL REVENUES
                                                                        (IN THOUSANDS)
                                                     ----------------------------------------------------
                                                     NO. OF
                                                     ROOMS                  2000                   1999
                                                     -----                  ----                   ----
Sonesta Beach Resort Anguilla, BWI                    100                $  2,048               $   3,151
Sonesta Beach Resort Key Biscayne                     300                  17,106                  16,061
Royal Sonesta Hotel Boston (Cambridge)                400                  15,049                  12,957
Royal Sonesta Hotel New Orleans                       500                  19,936                  18,499
Management and service fees and other revenues                              2,783                   2,341
                                                                         --------               ---------
      Total revenues                                                     $ 56,922                $ 53,009
                                                                         ========               =========

Total revenues for the first six months of 2000 were $56,922,000 compared to $53,009,000 in 1999, an increase of approximately $3,913,000.

Revenues during the first six months of 2000 at Sonesta Beach Resort Anguilla were $1,103,000 less than during the same period in 1999. The Anguilla resort was closed due to damage sustained by hurricane Lenny from November 17, 1999 until February 10, 2000. The Company has insurance for the loss of income during the period of closure, as well as for the reduction in revenues for a six month period following reopening. The Company recorded a gain on casualty of $950,000 against its insurance claim during the six month period ending June 30, 2000. Sonesta Beach Resort Key Biscayne increased revenues by 7% in the first six months of the year compared to last year, mainly due to revenues from the hotel's retail shops, which have been operated by the Company since late 1999. Revenues at the Royal Sonesta Hotel Boston (Cambridge) increased by 16% during the first six months of 2000 compared to the same period in 1999. Room revenue per available room (REVPAR) increased by 19%, due to both higher occupancies and an increase in average rate achieved. This increase in room revenues was caused by higher demand from both the group and convention as well as the transient market segments. Revenues during the six month period ending June 30, 2000 at the Company's Royal Sonesta Hotel New Orleans increased by $1,437,000 compared to 1999. This was due to a 10% increase in the hotel's REVPAR. Revenues from management activities increased from $2,341,000 during the six month period ended June 30, 1999 to $2,783,000 during the six month period ended June 30, 2000. This was caused primarily by increases in fee income from the Company's managed operations in Egypt, in particular from the Sonesta St. George Hotel in Luxor and the Sonesta Nile River cruise ships, and from the collection of previously unrecorded fees and other expenses from a hotel which the Company used to manage in Orlando, Florida.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS (CONTINUED)

OPERATING INCOME



                                                        OPERATING INCOME
                                                          (in thousands)
                                                --------------------------------
                                                  2000                     1999
                                                  ----                     ----
Sonesta Beach Resort Anguilla, BWI              $  (1,139)              $     34
Sonesta Beach Resort Key Biscayne                   3,474                  4,008
Royal Sonesta Hotel Boston (Cambridge)              3,117                  1,800
Royal Sonesta Hotel New Orleans                     2,199                  1,534
                                                ---------               --------
Operating income from hotels after
    management and service fees                     7,651                  7,376
Management activities and other                        44                   (870)
                                                ---------               --------
         Operating income                       $   7,695               $  6,506
                                                =========               ========


Operating income for the six-month period ending June 30, 2000 was $7,695,000, compared to operating income of $6,506,000 in 1999, an increase of approximately $1,189,000.

Operating income at the Sonesta Beach Resort Anguilla decreased by $1,173,000 during the first six months of 2000 compared to the same period in 1999. This was the result of a $1,103,000 decrease in revenues, due to the closure of the resort from damage sustained by hurricane Lenny from November 17, 1999 through February 10, 2000. The Company has insurance for this loss of profits, and has already recorded casualty income of $950,000 in the six month period ended June 30, 2000. Operating income at Sonesta Beach Resort Key Biscayne for the six month period ended June 30, 2000 decreased by $534,000 compared to the same period in 1999. The resort's revenues rose $1,045,000 during the first six months of 2000, mainly due to income from the hotel's retail shops, which the Company started operating in late 1999. Expenses rose $1,579,000 compared to 1999, mainly due to increases in cost and operating expenses related to the retail shops, increases in administrative and general expenses, and a $400,000 increase in depreciation expense, which is a result of the refurbishments the Company has undertaken since the resort was acquired in July 1998. Royal Sonesta Boston (Cambridge) had operating income of $3,117,000 during the first six months of 2000, compared to operating income of $1,800,000 during the first six months of 1999. Revenues rose $2,092,000 compared to last year, and this increase was partly offset by increases in expenses of $775,000, primarily in cost and operating, as well as depreciation expense. Royal Sonesta Hotel New Orleans increased operating income from $1,534,000 in the first six months of 1999 to $2,199,000 in the first six months of 2000, due to a $1,437,000 increase in revenues, partially offset by increased expenses of $772,000. This increase in expenses was primarily in cost and operating expenses and real estate taxes. Operating income from management activities, which is computed after management and service fees from the company's owned and leased hotels, was $44,000 during the first six months of 2000, compared to a loss of $870,000 in the same period last year. This was mainly due to increased income from the Company's managed operations in Egypt, which reported higher fee income and lower management expenses, following a restructuring of the Company's Middle East office in mid 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS  (CONTINUED)

OTHER INCOME (DEDUCTIONS)

Included in the first six months of 2000 is a gain on casualty of $950,000, resulting from a business interruption claim after Hurricane Lenny struck the island of Anguilla in November 1999. Sonesta Beach Resort Anguilla reopened on February 10, 2000, but has a claim for lost income for the period of the closure, as well as a six month period following the reopening. Included in Other Income in 1999 is a termination fee of approximately $1,875,000 which the Company received in connection with the June 1, 1999 cancellation of the management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao. Also included in Other income in 1999 is a supplemental fee of $2,000,000 from Sonesta Beach Resort Bermuda, which the Company continues to operate under a management agreement.

SECOND QUARTER 2000 COMPARED TO 1999

REVENUES



                                                                                       TOTAL REVENUES
                                                                                       (in thousands)
                                                                     ---------------------------------------------
                                                                     NO. OF
                                                                     ROOMS                2000                   1999
                                                                     -----                ----                   ----
Sonesta Beach Resort Anguilla, BWI                                    100             $  1,125               $  1,172
Sonesta Beach Resort Key Biscayne                                     300                7,635                  6,700
Royal Sonesta Hotel Boston (Cambridge)                                400                9,100                  8,289
Royal Sonesta Hotel New Orleans                                       500                9,262                  8,992
Management and service fees and other revenues                                           1,558                  1,226
                                                                                      --------               --------
        Total revenues                                                                $ 28,680               $ 26,379
                                                                                      ========               ========


Total revenues for the six month period ended June 30, 2000 were $28,680,000 compared to $26,379,000 in 1999, an increase of approximately $2,301,000.

Second quarter revenues at the Sonesta Beach Resort Anguilla were $47,000 less than during the second quarter of 1999, due to lower occupancies in the 2000 quarter which resulted from the closure of the resort due to damage sustained by Hurricane Lenny from November 17, 1999 until February 10, 2000. The hotel's insurance policy covers loss of profits for a six month period following reopening, as well as during the period of closure. Revenues of Sonesta Beach Resort Key Biscayne during the second quarter of 2000 rose $935,000 compared to the second quarter of 1999, due to a 10% increase in the resort's REVPAR (from increased occupancy as well as average rate), and income from the hotel's retail outlets, which the Company started operating in late 1999. Royal Sonesta Hotel Boston (Cambridge) increased revenues by 10% compared to last year's second quarter, due to a 10% increase in average rate, and a slight increase in occupancy. Revenues during the second quarter of 2000 at the Royal Sonesta Hotel New Orleans increased by $270,000 to $9,262,000 compared to 1999, due to a 7% increase in average room rate achieved. Revenues from management activities increased from $1,226,000 during the second quarter of 1999 to $1,558,000 in the second quarter of 2000, because of increased fee income from the Company's managed operations in Egypt and from the collection of previously unrecorded fees and expenses from a hotel in Orlando, Florida, which the Company operated before under a management agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS  (CONTINUED)

OPERATING INCOME



                                                         OPERATING INCOME
                                                          (in thousands)
                                                    -------------------------
                                                    2000                 1999
                                                    ----                 ----
Sonesta Beach Resort Anguilla, BWI                  $  (409)           $  (330)
Sonesta Beach Resort Key Biscayne                       896                784
Royal Sonesta Hotel Boston (Cambridge)                2,771              2,120
Royal Sonesta Hotel New Orleans                         978                723
                                                    -------            -------
Operating income from hotels after
    management and service fees                       4,236              3,297
Management activities and other                         119               (480)
                                                    -------            -------
         Operating income                           $ 4,355            $ 2,817
                                                    =======            =======


Operating income for the second quarter of 2000 was $4,355,000, compared to operating income of $2,817,000 in 1999, an increase of approximately $1,538,000.

Operating loss at the Sonesta Beach Resort Anguilla increased from $330,000 during the second quarter of 1999 to $409,000 during the second quarter of 2000, due to a reduction in revenues of $47,000 in the 2000 quarter compared to 1999. Business levels during the second quarter of 2000 were less than anticipated due to the lingering effects of the closure of the hotel from November 17, 1999 to February 10, 2000 due to damage sustained to the resort by hurricane Lenny. This loss of income is covered by insurance. Second quarter 2000 operating income at Sonesta Beach Resort Key Biscayne increased by $112,000 compared to 1999. Increased revenues of $935,000 during the second quarter were partially offset by increased cost and operating expenses related to the hotels' retail outlets, which the Company started operating in late 1999, and by increased administrative and general and depreciation expenses. Royal Sonesta Hotel Boston (Cambridge) increased operating income by $651,000 in the second quarter of 2000 compared to 1999, as revenues increased by $811,000, and expenses rose by only $160,000, or a modest 2 1/2%. Operating income at Royal Sonesta Hotel New Orleans in the 2000 second quarter increased by $255,000 compared to 1999, due to a $270,000 increase in revenues. In the second quarter of 2000 the Company had operating income of $119,000 from management activities, compared to a loss of $480,000 during the 1999 second quarter. This was mainly due to the collection of previously unrecorded fees and the recovery of expenses from a hotel in Orlando, Florida which the Company used to operate under a management agreement. Also, the Company incurred costs related to a restructuring of the management of its Egyptian operations during the second quarter of 1999.

OTHER INCOME (DEDUCTIONS)

Included in the second quarter of 2000 is a gain from casualty of $450,000 resulting from a business interruption claim for Sonesta Beach Resort Anguilla, which was closed from November 17, 1999 to February 10, 2000, from damage sustained by hurricane Lenny. Included in Other income in 1999 is a termination fee of approximately $1,875,000 which the Company received in connection with the June 1, 1999 cancellation of the management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao. Also included in Other income in 1999 is a supplemental fee of $2,000,000 from Sonesta Beach Resort Bermuda, which the Company continues to operate under a management agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS  (CONTINUED)

Interest expense increased by $207,000 during the second quarter of 2000 due to the additional expense incurred following the refinancing in June 2000 of mortgage loans on both the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne. Interest income increased in the second quarter of 2000 due to income received on the short term investment of the refinancing proceeds.

The Company recorded an extraordinary loss of $274,000 (net of federal and state taxes) in June 2000, which represents the write-off of unamortized loan costs and the payment of a prepayment penalty, in connection with the refinancing of its Cambridge and Key Biscayne hotel's mortgage loans.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first six months of 2000 was higher than the statutory rate due to state taxes provided on the Company's income from its operations in Louisiana, Florida and Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $32,498,000 at June 30, 2000. The Company also has $7,000,000 available under two lines of credit, and no amounts were outstanding under these lines at June 30, 2000.

In June 2000, the Company refinanced the mortgage loans on its hotels in Cambridge, Massachusetts and Key Biscayne, Florida. The net proceeds from this refinancing were $27,055,000, and the Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans.

The Company believes that its present cash balances, plus available borrowing capacity and the expected cash flow generated during the remainder of the calendar year 2000, will be more than adequate to meet all of its obligations.

                                 PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.

The table that follows summarizes the Company's debt obligations outstanding at June 30, 2000, and includes the principal payments due on the mortgage loans on the Company's Key Biscayne and Cambridge hotels, which were refinanced on June 2, 2000:

Short and Long Term Debt at June 30, 2000 (in thousands):



                                2000          2001         2002          2003       2004    THEREAFTER          TOTAL
                                ----          ----         ----          ----       ----    ----------          -----
Principal Amount Due          $1,064        $5,784         $967       $1,054      $1,148       $67,595        $77,612
Average Interest Rate          8.61%         8.61%        8.60%        8.60%       8.60%         8.60%


                                PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 30, 2000. All nominees for directors were elected. The results of the votes with regard to the appointment of the Company's independent auditors as well as the election of common stock and preferred stock directors are as follows:



                                                                 VOTES CAST
MANAGEMENT PROPOSAL                         FOR                  AGAINST                ABSTAIN
-------------------                         ---------------------------------------------------
Approval of the appointment of
independent auditors for 2000               3,246,296            36,262                 6,602




ELECTION OF COMMON STOCK DIRECTORS
----------------------------------
DIRECTOR                         VOTES RECEIVED                    VOTES WITHHELD
--------                         --------------                    --------------
George S. Abrams                    3,225,944                          63,216
Vernon R. Alden                     3,202,788                          86,372
Joseph L. Bower                     3,225,944                          63,216
Peter J. Sonnabend                  3,225,936                          63,224
Roger P. Sonnabend                  3,225,936                          63,224
Stephanie Sonnabend                 3,225,936                          63,224
Jean C. Tempel                      3,224,776                          64,384




ELECTION OF PREFERRED STOCK DIRECTORS
-------------------------------------

DIRECTOR                       VOTES RECEIVED                     VOTES WITHHELD
--------                       --------------                     --------------
Paul Sonnabend                      8,122                              200
Stephen Sonnabend                   8,122                              200


                           PART II - OTHER INFORMATION

ITEM NUMBERS 1, 2, 3, 5 AND 6

Not applicable during the quarter ended June 30, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SONESTA INTERNATIONAL HOTELS CORPORATION

                                   By: ________________________________________
                                       Boy van Riel
                                       Vice President and Treasurer

                                       (Authorized to sign on behalf of the
                                       Registrant as Principal Financial
                                       Officer)

                                   Date:  August 9, 2000