Form 10-Q
period 2000-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2000-11-14
CIK 91741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


                  Number of Shares of Common Stock Outstanding
                   As of November 10, 2000 -- $.80 par value,
                               Class A - 3,705,230

                                      INDEX

                    SONESTA INTERNATIONAL HOTELS CORPORATION



                                                                                            PAGE
                                                                                            ----
Part I.   Financial Information

     Item 1.                    Financial Statements (Unaudited)

                                Consolidated balance sheets - September 30, 2000 and
                                December 31, 1999......................................       1

                                Consolidated statements of operations - Three
                                month and nine month periods ended
                                September 30, 2000 and 1999............................       3

                                Consolidated statements of cash flows - Nine
                                month periods ended September 30, 2000 and 1999........       4

                                Notes to consolidated financial statements -
                                September 30, 2000 and 1999............................       6

     Item 2.                    Management's Discussion and Analysis of Results of
                                Operations and Financial Condition--Three month and
                                nine month periods ended September 30, 2000 and 1999...      11


     Item 3.                    Quantitative and Qualitative Disclosure of Market Risk       16


                     PART I - ITEM 1. FINANCIAL INFORMATION

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                      (IN THOUSANDS)
                                                                      --------------
                                                                SEPTEMBER 30     DECEMBER 31
                                                                   2000             1999
                                                                ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ..............................        $ 23,164        $  7,876
  Investments in government debt securities ..............          10,100            --
  Accounts and notes receivables:
       Trade, less allowance of $285......................
         ($260 at December 31, 1999) for doubtful accounts           6,310           7,673
       Other .............................................             561           2,083
                                                                  --------        --------
                 Total accounts and notes receivable .....           6,871           9,756
  Current portion of deferred taxes ......................             495             459
  Inventories ............................................           1,354           1,530
  Prepaid expenses .......................................           1,380           1,092
                                                                  --------        --------
                  Total current assets ...................          43,364          20,713

Long-term receivables and advances .......................           1,103           1,507

Property and equipment, at cost:
   Land  and land improvements ...........................           9,939           9,894
   Buildings .............................................          70,189          69,256
   Furniture and equipment ...............................          36,597          30,785
   Leasehold improvements ................................           3,218           2,471
   Projects in progress ..................................           2,799           1,051
                                                                  --------        --------
                                                                   122,742         113,457
   Less accumulated depreciation and amortization ........          35,372          29,255
                                                                  --------        --------
              Net property and equipment .................          87,370          84,202

Other long-term assets ...................................           1,741           1,096
                                                                  --------        --------
                                                                  $133,578        $107,518
                                                                  ========        ========


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                                  (IN THOUSANDS)
                                                                            -----------------------------
                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                 2000            1999
                                                                            -------------     -----------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..................................        $  1,413         $ 24,164
  Accounts payable ...................................................           3,469            6,897
  Advance deposits ...................................................           3,704            4,703
  Federal, foreign and state income taxes ............................             206               97
  Accrued liabilities:
         Salaries and wages ..........................................           2,561            2,917
         Rentals .....................................................           4,451            6,917
         Interest ....................................................             527              410
         Pension and other employee benefits..........................           3,765              207
         Other .......................................................           2,619            1,344
                                                                              --------         --------
                  Total accrued liabilities ..........................          13,923           11,795
                                                                              --------         --------
                  Total current liabilities ..........................          22,715           47,656

Long-term debt........................................................          75,934           26,165

Deferred federal and state income taxes ..............................           5,236            4,220

Other non-current liabilities ........................................             358            3,095

Redeemable preferred stock, $25 par value, at
    redemption value..................................................             294              294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
        Class A, $.80 par value:
        Authorized--10,000,000 shares
        Issued--6,102,176 shares at stated value .....................           4,882            4,882
   Retained earnings .................................................          36,147           33,114
   Treasury shares--2,396,946 (2,386,946 at December 31, 1999) at cost         (11,988)         (11,908)
                                                                              --------         --------
              Total common stockholders' equity ......................          29,041           26,088
                                                                              --------         --------
                                                                              $133,578         $107,518
                                                                              ========         ========


See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands except for per share data)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                               ------------                   ------------
                                           2000             1999           2000          1999
                                           ----             ----           ----           ----
Revenues:
     Rooms .........................      $ 13,756       $ 13,483       $ 48,670       $ 46,485
     Food and beverage .............         5,999          5,428         20,406         18,963
     Management, license and
          service fees .............         1,095          1,092          3,616          3,406
     Parking, telephone and other...         2,005          1,877          7,085          6,035
                                           -------        -------        -------       --------
                                            22,855         21,880         79,777         74,889
                                           -------        -------        -------       --------
Costs and expenses:
     Costs and operating expenses ..        10,702         10,013         33,234         30,990
     Advertising and promotion .....         1,919          2,101          6,149          6,039
     Administrative and general ....         4,096          3,643         12,218         11,743
     Human resources ...............           527            480          1,567          1,455
     Maintenance ...................         1,811          1,617          5,387          4,987
     Rentals .......................           800          1,020          5,179          5,514
     Property taxes ................           625            516          1,874          1,604
     Depreciation and amortization .         2,022          1,756          6,121          5,317
                                           -------        -------        -------       --------
                                            22,502         21,146         71,729         67,649
                                           -------        -------        -------       --------
Operating income ...................           353            734          8,048          7,240

Other income (deductions):
     Interest expense ..............        (1,710)        (1,125)        (4,186)        (3,475)
     Interest income ...............           561            120            954            497
     Foreign exchange gain (loss) ..            (3)             2             (9)            (5)
     Gain on sales of assets .......             4           --               14              5
     Gain on casualty ..............           225           --            1,175           --
     Other .........................          --             --             --            3,875
                                           -------        -------        -------       --------
                                              (923)        (1,003)        (2,052)           897

Income (loss) before income taxes ..          (570)          (269)         5,996          8,137
Federal, foreign and state income
     tax provision (benefit) .......          (211)           (42)         2,308          3,045
                                           -------        -------        -------       --------
Income (loss) before extraordinary
     loss on refinancing of debt ...          (359)          (227)         3,688          5,092
Extraordinary loss on refinancing of
     debt (net of tax) .............          --             --             (274)          --
                                           -------        -------        -------       --------
Net income (loss) ..................          (359)          (227)         3,414          5,092
Retained earnings at beginning
     of period .....................        36,510         33,874         33,114         28,871
Cash dividends on preferred stock ..            (4)            (4)           (10)           (10)
Cash dividends on common stock......           --            --             (371)          (310)
                                           -------        -------        -------       --------
Retained earnings at end of period         $36,147        $33,643        $36,147       $ 33,643
                                           -------        -------        -------       --------
                                           -------        -------        -------       --------
Basic and diluted earnings (loss) per
     share of common stock..........        $(.10)          $(.06)          $.92          $1.27
                                           -------        -------        -------       --------
                                           -------        -------        -------       --------
Weighted average number of shares
     Outstanding....................        3,705           3,716          3,709          3,995
                                           -------        -------        -------       --------
                                           -------        -------        -------       --------



See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Increase (Decrease) in Cash

                                                                          (IN THOUSANDS)
                                                                         -----------------
                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                          2000        1999
                                                                          ----        ----
Cash provided (used) by operating activities
   Net income ...................................................      $  3,414       $5,092
Items not (providing) requiring cash
          Pension expense .......................................           804          792
          Depreciation and amortization of property and equipment         6,121        5,317
          Other amortization ....................................          (280)        (534)
          Deferred federal and state income taxes ...............           980          566
          Gain on sales of assets ...............................           (14)         (5)
          Extraordinary loss on debt refinancing.................           431         --
     Changes in assets and liabilities
          Accounts and notes receivable .........................         2,524        1,049
          Inventories ...........................................           176          (13)
          Prepaid expenses ......................................          (260)         190
          Accounts payable ......................................        (3,057)      (2,376)
          Advance deposits ......................................          (999)         303
          Federal, foreign and state income taxes ...............           109          161
          Accrued liabilities ...................................        (1,386)      (1,649)
                                                                         ------       ------
               Cash provided by operating activities ............         8,563        8,893


Cash provided (used) by investing activities
     Proceeds from sales of assets ..............................            32            5
     Investments in government debt securities ..................       (10,100)        --
     Expenditures for property and equipment ....................        (9,306)      (6,724)
     New loan and advances.......................................           (36)        --
     Payments received on long-term receivables
         and advances ...........................................           737          607
                                                                         ------       ------
               Cash used by investing activities ................       (18,673)      (6,112)

Cash provided (used) by financing activities
     Scheduled payments on long-term debt .......................          (825)      (3,538)
     Proceeds from issuance of long-term debt ...................        72,000         --
     Cost of financing ..........................................        (1,379)        --
     Payments on refinancing of long-term debt ..................       (43,566)        --
     Cash dividends paid.........................................          (752)        (631)
     Purchase of treasury stock..................................           (80)      (3,782)
                                                                       --------       ------
               Cash provided (used) by financing activities .....        25,398       (7,951)
                                                                       --------       ------
Net increase (decrease) in cash .................................        15,288       (5,170)
Cash and cash equivalents at beginning of period ................         7,876        9,470
                                                                       --------       ------
Cash and cash equivalents at end of period ......................      $ 23,164       $4,300
                                                                       ========       ======


See accompanying notes to consolidated financial statements.

         SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID
         Cash paid for interest in the 2000 nine-month period and the 1999 nine month period was approximately $4,338,000 and $4,028,000, respectively. Cash paid for income taxes in the 2000 nine month period and the 1999 nine month period was approximately $1,219,000 and $2,318,000, respectively.

See accompanying notes to consolidated financial statements.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Sonesta Beach Resort Anguilla reopened on February 10, 2000, after a brief closure due to damage sustained from hurricane Lenny, which struck the island in November 1999. Under its insurance agreements, the hotel will receive loss of income proceeds for the period of the closure, as well as for a six month period following the reopening date. The loss of revenues during the first nine months of 2000 compared to the same period in 1999 was approximately $1,213,000. Included in gain from casualty is $1,175,000 from the receipt of advances against the business interruption claim.

On June 2, 2000 the Company refinanced the mortgage loans on its hotels in Key Biscayne, Florida and Cambridge, Massachusetts. The net proceeds from this refinancing were $27,055,000. The Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans. At December 31, 1999, the mortgage loan on the Key Biscayne property was classified as a current liability pending receipt of a formal loan commitment.


2. LONG-TERM RECEIVABLES AND ADVANCES


                                                   (IN THOUSANDS)
                                           ------------------------------
                                           SEPTEMBER 30,     DECEMBER 31,
                                              2000             1999
                                           -------------    -------------
Sharm El Sheikh (a) ...............          $  820          $  936
Cairo, Egypt, net of discount (b) .             140             315
Other .............................             472             866
                                             ------          ------
        Total long-term receivables           1,432           2,117
        Less:  current portion ....             329             610
                                             ------          ------
        Net long-term receivables .          $1,103          $1,507
                                             ======          ======

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(a) This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate (9 1/2% at September 30, 2000) and is being repaid in 60 monthly installments beginning in January 2000.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, will be repaid in 2000. There is no interest due during the term of the loan.


3. BORROWING ARRANGEMENTS


The Company has a $2,000,000 line of credit which expired on September 30, 2000, but which the Company expects to renew until September 30, 2001. This line of credit bears interest at the prime rate (9 1/2% at September 30, 2000). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amounts were outstanding under this line at September 30, 2000.

A subsidiary of the Company had a $5,000,000 line of credit which was cancelled by the Company effective October 1, 2000.


4. LONG-TERM DEBT

                                                        (IN THOUSANDS)
                                                ------------------------------
                                                SEPTEMBER 30,    DECEMBER 31,
                                                   2000             1999
                                                -------------    -------------
Charterhouse of Cambridge Trust and
  Sonesta of Massachusetts Inc.:
  First mortgage note (a) .............          $40,922          $21,414
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b) .............           30,941           23,049
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c) .............            5,032            5,440
Other..................................              452              426
                                                 -------          -------
                                                  77,347           50,329
Less: current portion of long-term debt            1,413           24,164
                                                 -------          -------
Total long-term debt ..................          $75,934          $26,165
                                                 =======          =======

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (a) The mortgage loan on the Royal Sonesta Hotel Boston (Cambridge) was refinanced in June 2000. The new loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of $25,394,000 at September 30, 2000. The interest rate on this new loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments are $332,911. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of prepayment.

(b) The mortgage loan on the Sonesta Beach Resort Key Biscayne was refinanced in June 2000. The new loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property. This property is included in fixed assets at a net book value of $39,706,000 at September 30, 2000. The interest rate on this new loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments are $251,713. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of prepayment.

(c) The loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. The property is included in fixed assets at a net book value of $12,363,000 at September 30, 2000. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $136,000 and $544,000 during the remaining three months of 2000 and 2001, respectively. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance of $4,352,000 is due on the scheduled maturity date of December 31, 2001. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at September 30, 2000 was 8.87%.


5. HOTEL COSTS AND OPERATING EXPENSES


Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

                                                        (IN THOUSANDS)
                                    -----------------------------------------------------------------
                                    THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                     2000                 1999            2000                 1999
                                     ----                 ----            ----                 ----
Direct departmental costs
     Rooms ...............          $ 3,698             $ 3,607          $11,465             $10,852
     Food and beverage ...            5,023               4,712           15,901              15,069
     Heat, light and power              891                 796            2,453               2,273
     Other ...............            1,090                 898            3,415               2,796
                                    -------             -------          -------             -------
                                    $10,702             $10,013          $33,234             $30,990
                                    =======             =======          =======             =======



Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes (before extraordinary items) in the accompanying Consolidated Statements of Operations is summarized below:

                                                  (IN THOUSANDS)
                                          ------------------------------
                                          NINE MONTHS ENDED SEPTEMBER 30
                                                2000          1999
                                                ----          ----
Deferred federal income tax provision          $  980          $  566
Current federal income tax provision              639           2,141
Current foreign income tax provision              334              28
Current state income tax provision ..             355             310
                                               ------          ------
                                               $2,308          $3,045
                                               ======          ======

7. SEGMENT INFORMATION

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities for the three month and nine month periods ending September 30, 2000 and 1999 follows:

Three month period ended September 30, 2000

                                                                       (IN THOUSANDS)
                                                         -------------------------------------------------
                                                         OWNED &
                                                          LEASED          MANAGEMENT
                                                         HOTELS           ACTIVITIES      CONSOLIDATED
                                                         ------           ----------      ------------
Revenues ...................................          $  21,756           $   1,099           $  22,855
Operating income (loss), before depreciation
        and amortization expense ...........              2,831                (456)              2,375
    Depreciation and amortization ..........             (1,907)               (115)             (2,022)
    Interest income (expense), net .........             (1,357)                208              (1,149)
    Other income (deductions) ..............                229                  (3)                226
                                                      ---------           ---------           ---------
Segment pre-tax loss .......................               (204)               (366)               (570)

Segment assets .............................            115,910              17,668             133,578
Segment capital additions ..................              4,170                  76               4,246


Nine month period ended September 30, 2000

                                                                             (IN THOUSANDS)
                                                       -------------------------------------------------
                                                       OWNED &
                                                       LEASED            MANAGEMENT
                                                       HOTELS            ACTIVITIES      CONSOLIDATED
                                                       ------            ----------      ------------
Revenues ..................................          $  75,895           $   3,882           $  79,777
Operating income (loss) before depreciation
        and amortization expense ..........             14,351                (182)             14,169
    Depreciation and amortization .........             (5,776)               (345)             (6,121)
    Interest income (expense), net ........             (3,697)                465              (3,232)
    Other income (deductions) .............              1,185                  (5)              1,180
                                                     ---------           ---------           ---------
Segment pre-tax profit (loss) .............              6,063                 (67)              5,996

Segment assets ............................            115,910              17,668             133,578
Segment capital additions .................              8,943                 363               9,306

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Three month period ended September 30, 1999

                                                                           (IN THOUSANDS)
                                                           ----------------------------------------------
                                                           OWNED &
                                                           LEASED            MANAGEMENT
                                                           HOTELS            ACTIVITIES      CONSOLIDATED
                                                           ------            ----------      ------------
Revenues .......................................          $ 20,783           $  1,097           $ 21,880
Operating income (loss) before depreciation
        and amortization expense ...............             2,782               (292)             2,490
    Depreciation and amortization ..............            (1,651)              (105)            (1,756)
    Interest income (expense), net .............            (1,089)                84             (1,005)
    Other income ...............................              --                    2                  2
                                                          --------           --------           --------
Segment pre-tax profit (loss) ..................                42               (311)              (269)

Segment assets .................................            90,357             10,594            100,951
Segment capital additions ......................             2,131                 73              2,204

Nine month period ended September 30, 1999

                                                                       (IN THOUSANDS)
                                                     -----------------------------------------------
                                                       OWNED &
                                                       LEASED           MANAGEMENT
                                                        HOTELS          ACTIVITIES      CONSOLIDATED
                                                        ------          ----------      ------------
Revenues ..................................          $  71,451           $   3,438           $  74,889
Operating income (loss) before depreciation
        and amortization expense ..........             13,509                (952)             12,557
    Depreciation and amortization .........             (5,002)               (315)             (5,317)
    Interest income (expense), net ........             (3,301)                323              (2,978)
    Other income ..........................               --                 3,875               3,875
                                                     ---------           ---------           ---------
Segment pre-tax profit ....................              5,206               2,931               8,137

Segment assets ............................             90,357              10,594             100,951
Segment capital additions .................              6,490                 234               6,724

8. EARNINGS PER SHARE

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic earnings per share of common stock (in thousands):


                                              THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                 2000             1999              2000                1999
                                                 ----             ----              ----                ----
Numerator:
  Net income (loss) ......................      $  (359)          $  (227)          $ 3,414           $ 5,092
  Preferred stock dividends ..............           (4)               (4)              (10)              (10)
                                                -------           -------           -------           -------

Numerator for earnings (loss) per share ..      $  (363)          $  (231)          $ 3,404           $ 5,082
                                                =======           =======           =======           =======
Denominator:
  Weighted average number of
     shares outstanding ..................        3,705             3,716             3,709             3,995
                                                =======           =======           =======           =======

Earnings (loss)  per share of common
     Stock ...............................      $  (.10)          $  (.06)          $   .92           $  1.27
                                                =======           =======           =======           =======

                                 PART I - ITEM 2



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FIRST NINE MONTHS 2000 COMPARED TO 1999


REVENUES

                                                                   TOTAL REVENUES
                                                                    (IN THOUSANDS)
                                                        ---------------------------------------
                                                        NO. OF
                                                        ROOMS              2000            1999
                                                        -----              ----            ----
Sonesta Beach Resort Anguilla, BWI ...........              100          $ 2,595          $ 3,808
Sonesta Beach Resort Key Biscayne ............              300           22,188           20,801
Royal Sonesta Hotel Boston (Cambridge) .......              400           23,684           21,119
Royal Sonesta Hotel New Orleans ..............              500           27,428           25,723
Management and service fees and other revenues                             3,882            3,438
                                                                         -------          -------
      Total revenues .........................                           $79,777          $74,889
                                                                         =======          =======



Total revenues for the first nine months of 2000 were $79,777,000 compared to $74,889,000 in 1999, an increase of approximately $4,888,000.

Revenues during the first nine months of 2000 at Sonesta Beach Resort Anguilla were $1,213,000 less than during the same period in 1999. The Anguilla resort was closed due to damage sustained by hurricane Lenny from November 17, 1999 until February 10, 2000. The Company has insurance for the loss of income during the period of closure, as well as for the reduction in revenues for a six month period following reopening. The Company recorded a gain on casualty of $1,175,000 against its business interruption insurance claim during the nine month period ending September 30, 2000. Sonesta Beach Resort Key Biscayne increased revenues by 7% in the first nine months of the year compared to last year, mainly due to increases in food and beverage revenues and revenues from the hotel's retail shops, which have been operated by the Company since late 1999. Revenues at the Royal Sonesta Hotel Boston (Cambridge) increased by 12% during the first nine months of 2000 compared to the same period in 1999. Room revenue per available room (REVPAR) increased by 12%, due to both higher occupancies and an increase in average rate achieved. This increase in room revenues was caused by higher demand from both the group and convention as well as the transient market segments. Food and beverage revenues at the Boston (Cambridge) property increased by 14% compared to 1999. Revenues during the nine month period ending September 30, 2000 at the Company's Royal Sonesta Hotel New Orleans increased by $1,705,000 compared to 1999. This was due to a 7% increase in the hotel's REVPAR. Revenues from management activities increased from $3,438,000 during the nine month period ended September 30, 1999 to $3,882,000 during the nine month period ended September 30, 2000. This was caused primarily by increases in fee income from the Company's managed operations in Egypt, in particular from the Sonesta St. George Hotel in Luxor, and from the collection of previously unrecorded fees and other expenses from a hotel which the Company used to manage in Orlando, Florida.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OPERATING INCOME

                                                      OPERATING INCOME
                                                      (IN THOUSANDS)
                                                --------------------------
                                                 2000               1999
                                                 ----               ----
Sonesta Beach Resort Anguilla, BWI ...          $(1,885)          $  (595)
Sonesta Beach Resort Key Biscayne ....            2,389             3,200
Royal Sonesta Hotel Boston (Cambridge)            5,376             3,984
Royal Sonesta Hotel New Orleans ......            2,695             1,918
                                                -------           -------
Operating income from hotels after
    management and service fees ......            8,575             8,507
Management activities and other ......             (527)           (1,267)
                                                -------           -------
         Operating income ............          $ 8,048           $ 7,240
                                                =======           =======


Operating income for the nine-month period ending September 30, 2000 was $8,048,000, compared to operating income of $7,240,000 in 1999, an increase of approximately $808,000.


Operating loss at the Sonesta Beach Resort Anguilla increased by $1,290,000 during the first nine months of 2000 compared to the same period in 1999. This was the result of a $1,213,000 decrease in revenues, due to the closure of the resort from damage sustained by hurricane Lenny from November 17, 1999 through February 10, 2000. The Company has insurance for this loss of profits, and has already recorded casualty income of $1,175,000 in the nine month period ended September 30, 2000. Operating income at Sonesta Beach Resort Key Biscayne for the nine month period ended September 30, 2000 decreased by $811,000 compared to the same period in 1999. The resort's revenues rose $1,387,000 during the first nine months of 2000, mainly due to income from the hotel's retail shops, which the Company started operating in late 1999. Expenses rose $2,198,000 compared to 1999, mainly due to increases in costs and operating expenses related to the retail shops, increases in administrative and general expenses, and a $580,000 increase in depreciation expense, which is a result of the refurbishments the Company has undertaken since the resort was acquired in July 1998. Royal Sonesta Boston (Cambridge) had operating income of $5,376,000 during the first nine months of 2000, compared to operating income of $3,984,000 during the first nine months of 1999. Revenues rose $2,565,000 compared to last year, and this increase was partially offset by increases in expenses of $1,173,000, primarily in costs and operating, as well as depreciation expense. Royal Sonesta Hotel New Orleans increased operating income from $1,918,000 in the first nine months of 1999 to $2,695,000 in the first nine months of 2000, due to a $1,705,000 increase in revenues, partially offset by increased expenses of $928,000. This increase in expenses was primarily in costs and operating expenses and real estate taxes. Operating loss from management activities, which is computed after management and service fees from the Company's owned and leased hotels, was $527,000 during the first nine months of 2000, compared to a loss of $1,267,000 in the same period last year. This was mainly due to increased income from the Company's managed operations in Egypt, which reported higher fee income and lower management expenses following a restructuring of the Company's Middle East office in mid-1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  (CONTINUED)

OTHER INCOME (DEDUCTIONS)

Included in the first nine months of 2000 is a gain on casualty of $1,175,000, resulting from a business interruption claim after hurricane Lenny struck the island of Anguilla in November 1999. Sonesta Beach Resort Anguilla reopened on February 10, 2000, but has a claim for lost income for the period of the closure, as well as a six month period following the reopening. Included in Other Income in 1999 is a termination fee of approximately $1,875,000 which the Company received in connection with the June 1, 1999 cancellation of the management agreement under which the Company operated the Sonesta Beach Resort & Casino, Curacao. Also included in Other Income in 1999 is a supplemental fee of $2,000,000 from Sonesta Beach Resort Bermuda, which the Company continues to operate under a management agreement.

Interest expense increased by $711,000 during the first nine months of 2000 due to the additional expense incurred following the refinancing in June 2000 of the mortgage loans on both the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne. Interest income increased $457,000 due to income received from the short term investment of the refinancing proceeds.

The Company recorded an extraordinary loss of $274,000 (net of federal and state taxes) in June 2000, which represents the write-off of unamortized loan costs and the payment of a prepayment penalty, in connection with the refinancing of its Cambridge and Key Biscayne hotels' mortgage loans.

THIRD QUARTER 2000 COMPARED TO 1999

REVENUES

                                                                         TOTAL REVENUES
                                                                         (IN THOUSANDS)
                                                           ---------------------------------------
                                                           NO. OF
                                                           ROOMS          2000             1999
                                                           -----          ----             ----
Sonesta Beach Resort Anguilla, BWI ...........              100          $   547          $   657
Sonesta Beach Resort Key Biscayne ............              300            5,082            4,740
Royal Sonesta Hotel Boston (Cambridge) .......              400            8,635            8,162
Royal Sonesta Hotel New Orleans ..............              500            7,492            7,224
Management and service fees and other revenues                             1,099            1,097
                                                                         -------          -------
        Total revenues .......................                           $22,855          $21,880
                                                                         =======          =======


Total revenues for the three month period ended September 30, 2000 were $22,855,000 compared to $21,880,000 in 1999, an increase of approximately $975,000.

Third quarter revenues at the Sonesta Beach Resort Anguilla were $110,000 less than during the same quarter in 1999, due to lower occupancies in the 2000 quarter. Revenues of Sonesta Beach Resort Key Biscayne during the third quarter of 2000 rose $342,000 compared to the third quarter of 1999, due to increased food and beverage revenues, and income from the hotel's retail outlets, which the Company started operating in late 1999. Royal Sonesta Hotel Boston (Cambridge) increased revenues by 6% compared to last year's third quarter, due to a 5% increase in REVPAR, and increased food and beverage revenues. Revenues during the third quarter of 2000 at the Royal Sonesta Hotel New Orleans increased by $268,000 to $7,492,000 compared to 1999, due to increased food and beverage revenues and a 4% increase in average room rate. Revenues from management activities increased slightly from $1,097,000 during the third quarter of 1999 to $1,099,000 in the third quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  (CONTINUED)


OPERATING INCOME

                                                     OPERATING INCOME
                                                      (IN THOUSANDS)
                                                --------------------------
                                                 2000              1999
                                                 ----              ----
Sonesta Beach Resort Anguilla, BWI ...          $  (746)          $  (629)
Sonesta Beach Resort Key Biscayne ....           (1,085)             (808)
Royal Sonesta Hotel Boston (Cambridge)            2,259             2,184
Royal Sonesta Hotel New Orleans ......              496               384
                                                -------           -------
Operating income from hotels after
    management and service fees ......              924             1,131
Management activities and other ......             (571)             (397)
                                                -------           -------
         Operating income ............          $   353           $   734
                                                =======           =======


Operating income for the third quarter of 2000 was $353,000, compared to operating income of $734,000 in 1999, a decrease of approximately $381,000.

Operating loss at the Sonesta Beach Resort Anguilla increased from $629,000 during the third quarter of 1999 to $746,000 during the third quarter of 2000, primarily due to a reduction in revenues of $110,000. The third quarter 2000 operating loss at Sonesta Beach Resort Key Biscayne increased by $277,000 compared to 1999. Increased expenses of $619,000 exceeded the increase in revenues of $342,000 during the third quarter of 2000 compared to 1999. The increased expenses were primarily related to increases in costs and operating expenses related to the hotel's retail shops, and increases in administrative and general and depreciation expenses. Royal Sonesta Hotel Boston (Cambridge) increased operating income by $75,000 in the third quarter of 2000 compared to 1999. Increased revenues of $473,000 were partially offset by increased expenses, primarily increases in costs and operating and administrative and general expenses. Operating income at Royal Sonesta Hotel New Orleans in the 2000 third quarter increased by $112,000 compared to 1999, due to a $268,000 increase in revenues, partially offset by a $156,000 increase in expenses. In the third quarter of 2000, the Company had an operating loss from management activities of $571,000 compared to a loss of $397,000 during the 1999 third quarter, primarily as a result of increased administrative and general expenses.


OTHER INCOME (DEDUCTIONS)

Included in the third quarter of 2000 is a gain from casualty of $225,000 resulting from a business interruption claim for Sonesta Beach Resort Anguilla, which was closed from November 17, 1999 to February 10, 2000, from damage sustained from hurricane Lenny.

Interest expense increased by $585,000 during the third quarter of 2000 due to the additional expense incurred following the refinancing in June 2000 of mortgage loans on both the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne. Interest income increased $441,000 in the third quarter of 2000 due to income received on the short term investment of the refinancing proceeds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first nine months of 2000 was higher than the statutory rate due to state taxes provided on the Company's income from its operations in Louisiana, Florida and Massachusetts.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $23,164,000 at September 30, 2000.

In June 2000, the Company refinanced the mortgage loans on its hotels in Cambridge, Massachusetts and Key Biscayne, Florida. The net proceeds from this refinancing were $27,055,000, and the Company intends to use these proceeds for improvements to the Key Biscayne property, and to fund its expansion plans.

The Company will contribute approximately $3,500,000 to its Pension Plan in 2001, and this amount is shown as a current employee benefit liability at September 30, 2000.

The Company believes that its present cash balances will be more than adequate to meet all of its obligations.

                                 PART I - ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.

The table that follows summarizes the Company's debt obligations outstanding at September 30, 2000.

Short and Long Term Debt at September 30, 2000 (in thousands):

                                        2000          2001         2002          2003       2004    THEREAFTER          TOTAL
                                        ----          ----         ----          ----       ----    ----------          -----
Principal Amount Due                    $347        $6,236         $967      $  1,054     $1,148       $67,595        $77,347
Average Interest Rate                  8.61%         8.61%        8.60%        8.60%       8.60%         8.60%

                           PART II - OTHER INFORMATION


ITEM NUMBERS 1, 2, 3, 4, 5 AND 6

Not applicable during the quarter ended September 30, 2000

 .
                                    SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SONESTA INTERNATIONAL HOTELS CORPORATION


                              By: /s/ Boy van Riel
                                 --------------------------------------
                                  Boy van Riel
                                  Vice President and Treasurer

                                  (Authorized to sign on behalf of the
                                  Registrant as Principal Financial Officer)

                                  Date:  November 13, 2000