Form 10-K405
period 2000-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2001-03-28
CIK 91741

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

Class A Common Stock
$ .80 par value                                                           NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 15, 2001 was $9,103,410.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 15, 2001 was 3,705,230.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 2001 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 13 through 17 of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS


(a) General Development of Business. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. In 2000, the Company entered into a management contract to operate a condominium hotel consisting of up to 364 hotel guestrooms being developed in Coconut Grove, in Florida, that is scheduled to open in 2002, and the Company has agreed to provide $5 million of loans to this project; the Company has also entered into management agreements to operate new hotels being created in Biloxi, Mississippi, and in Taba, Ras Sudr and Nuweiba, Egypt; these projects are expected to open in 2001 or 2002. The Company has for several years licensed the use of the Sonesta name to two hotels in Aruba, and in 2000 these operations were combined into one hotel called Aruba Sonesta Beach Resort at Seaport Village. The Company has entered into master franchise agreements for Peru and Italy, and currently licenses six (6) hotels in Peru, and three (3) hotels, including a 10th century castle, in Tuscany, Italy. In March 2001, the Company entered into a master franchise agreement for Brazil.

(b) Refer to Note 8 to the Company's consolidated financial statements for information concerning the segment(s) in which the Company operates.

(c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2000, the Company made such capital expenditures totaling approximately $21,621,000.

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

     While the business of the Company's individual hotels is seasonal, the diverse locations of the four owned or leased properties tend to mitigate the impact of this factor. Traditionally, only the third quarter has produced significantly less revenues and operating income than the first, second and fourth quarters, although these seasonal fluctuations do not materially affect the Company's business activities.

     The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2000, 1999, and 1998. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year. Sonesta Beach Resort Anguilla was closed due to damage caused by Hurricane Lenny from November 17, 1999 through February 10, 2000. The 1999 and 2000 room statistics are based on the number of days the resort was open for business. Sonesta Beach Resort Key Biscayne was acquired by the Company on July 1, 1998. Revenues and room statistics for Sonesta Beach Resort Key Biscayne are for the period July 1 to December 31, 1998, and for the years 1999 and 2000.

                                                                                                      TOTAL
                                                          NUMBER OF       YEAR BUILT                 REVENUES
HOTEL                                                       ROOMS         OR ACQUIRED             (IN THOUSANDS)
-----                                                       -----         -----------     ------------------------------
                                                                                            2000       1999       1998
                                                                                          -------     -------    -------
Sonesta Beach Resort Anguilla,  B.W.I.           Owned       100           1995           $ 3,810     $ 4,190    $ 4,253
Sonesta Beach Resort Key Biscayne                Owned       300           1998            28,972      28,129     10,821
Royal Sonesta Hotel Boston (Cambridge)           Owned       400           1963/1984       31,765      29,240     27,602
Royal Sonesta Hotel New Orleans                  Leased      500           1969            37,201      34,959     33,131

                                                              AVERAGE                               AVERAGE
                                                             OCCUPANCY                               DAILY
                                                             PERCENTAGE                              RATE
                                                   -----------------------------        -----------------------------
HOTEL                                              2000         1999        1998        2000         1999        1998
-----                                              -----------------------------        -----------------------------
Sonesta Beach Resort Anguilla,  B.W.I.             34.9%        45.6%       44.6%       $227         $219        $236
Sonesta Beach Resort Key Biscayne                  73.9%        76.7%       68.3%        211          207         163
Royal Sonesta Hotel Boston (Cambridge)             77.1%        75.0%       74.1%        183          174         161
Royal Sonesta Hotel New Orleans                    83.3%        82.3%       79.7%        168          159         153

                                                               "REVPAR"
                                                        ----------------------
HOTEL                                                   2000     1999     1998
-----                                                   ----     ----     ----
Sonesta Beach Resort Anguilla,  B.W.I.                  $ 79     $100     $106
Sonesta Beach Resort Key Biscayne                        156      158      111
Royal Sonesta Hotel Boston (Cambridge)                   141      130      119
Royal Sonesta Hotel New Orleans                          140      131      122

     The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

     For revenues by class of service for the three years ended December 31, 2000, reference is made to the Consolidated Statements of Operations which appears on page 7 of the 2000 Annual Report to Shareholders.

(d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference to Note 8 on page 17 of the 2000 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in three hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts, Sonesta Beach Resort, Key Biscayne, Florida, and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 14 and 15 of the Company's 2000 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property, the Key Biscayne, Florida property, and the Anguilla property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two remaining ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh
(2), Egypt; and three Nile River cruise vessels. The Company has granted licenses for the use of its name to a hotel in Aruba, six (6) hotels in Peru, and three (3) hotels, including a 10th century castle, in Tuscany, Italy.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116.

ITEM 3.  LEGAL PROCEEDINGS

In early 1997, Sonesta Hotels of Anguilla Limited ("SHAL") filed a lawsuit in The Court of First Instance, in Curacao, Netherlands Antilles, against the insurance company that was insuring the resort in Anguilla that the Company acquired in November 1995, when it incurred damage from Hurricane Luis, in September 1995. In the suit, SHAL seeks to establish its entitlement to business interruption coverage for periods subsequent to the date SHAL acquired ownership of the Resort. The insurer, Ennia Caribe Schade N.V., has taken the position that (1) it has no obligation to fund business losses realized after the date of sale, and (2) the applicable policy does not recognize business losses incurred after the Resort was restored and reopened. Following an interim judgment in September 1998, in April 1999 the Court of First Instance, Curacao Circuit, entered final declaratory judgment in favor of SHAL. Ennia appealed both judgments to the Court of Appeal, and SHAL filed an accessory appeal to two matters addressed in the final judgment and, again, seeking a declaratory judgment. By judgment rendered in May 2000, the Court of Appeal ruled in Ennia's favor, and set aside the final judgment. SHAL has appealed this ruling to the Supreme Court in The Hague, The Netherlands, and while the Company is vigorously pursuing its claims against Ennia Caribe, it is not able to predict with certainty how this lawsuit will be resolved. No amounts which may be recoverable in this lawsuit have been reflected in the Company's financial statements.

The Company is from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference to page 2 of the 2000 Annual Report to Shareholders.

A dividend of $ .15 per share was paid on the Company's common stock in July 1999 and a dividend of $ .10 per share was declared on the Company's common stock in December 1999, but was paid in January 2000 (the Company's common stock having split 2-for-1 at the end of July 1999). A dividend of $ .10 per share was paid on the Company's common stock in July 2000 and a dividend of $ .10 per share was declared on the Company's common stock in December 2000, but was paid in January 2001. Other information required by this item is incorporated by reference to the Consolidated Statements of Stockholders' Equity which appears on page 10 of the 2000 Annual Report to Shareholders.

No dividends may be declared or paid on the Company's common stock nor may common stock be purchased or redeemed unless preferred stock dividend and sinking fund requirements are met.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data, on page 2 of the 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information is incorporated by reference to pages 3 through 6 of the 2000 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to page 6 of the 2000 Annual Report to Shareholders.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 13, 2001, are incorporated herein by reference to the 2000 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 6 of the 2000 Annual Report to Shareholders, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   DIRECTORS OF THE COMPANY AND COMPLIANCE WITH SECTION 16 (A)

     The information required by this item is incorporated herein by reference to the proxy statement for the 2001 Annual Meeting of Stockholders, which will be held on May 14, 2001.


B.   THE EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

                                                                                  EMPLOYMENT HISTORY
       NAME                        PRESENT POSITION                AGE            1996 TO PRESENT
       ----                        ----------------                ---            ------------------
Roger P. Sonnabend               Chairman of the Board             75      Chairman and Chief Executive
                                 and Chief Executive                       Officer
                                 Officer

Stephanie Sonnabend              President                         48      President

Paul Sonnabend                   Chairman of the                   73      Chairman of the Executive
                                 Executive Committee                       Committee and Chief Financial
                                 and Chief Financial                       Officer
                                 Officer

Stephen Sonnabend                Senior Vice President             69      Senior Vice President

Boy van Riel                     Vice President and                42      Vice President and Treasurer
                                 Treasurer

Peter J. Sonnabend               Vice Chairman, Vice               47      Vice Chairman, Vice President and
                                 President and                             Secretary
                                 Secretary

William E. Murphy                Vice President, Sales             51      Regional Director of Sales and
                                 and Marketing                             Marketing, Starwood Hotels, from
                                                                           1998 until March 2001; Area
                                                                           Director of Hotel Sales, Interstate
                                                                           Hotels, 1998; until 1998, Divisional
                                                                           Director of Marketing, Omni Hotels

Carol Beggs                      Vice President,                   40      Director of Information Systems
                                 Technology

Felix Madera                     Vice President, International     52      Vice President, International

Peter Koerner                    Vice President,                   40      Facility Director, Stardust Hotel &
                                 Facilities                                Casino, until March 2001

Kathy Rowe                       Vice President, Food              42      Director of Food and Beverage until
                                 and Beverage                              May 1999

Jacqueline Sonnabend             Executive Vice                    46      Executive Vice President
                                 President

Hans U. Wandfluh                 Vice President                    66      President and General Manager,
                                                                           Royal Sonesta Hotel, New Orleans,
                                                                           Louisiana

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by these items is incorporated by reference to the proxy statement for the 2001 Annual Meeting of Stockholders to be held on May 14, 2001.

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

(b)  Reports on Form 8-K filed during the last quarter of 2000: None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Item 14 (a) (1) and (2)                                References (Page)

                                                              2000 ANNUAL REPORT
                                                 FORM 10-K     TO SHAREHOLDERS*
                                                 ---------     -----------------

Consolidated Balance Sheets
at December 31, 2000 and 1999 . . . . . . . .                        8-9

For the years ended December 31,
2000, 1999, and 1998:

     Consolidated Statements of
     Operations . . . . . . . . . . . . . . .                          7

     Consolidated Statements of
     Stockholders' Equity   . . . . . . . . .                          10

     Consolidated Statements of
     Cash Flows . . . . . . . . . . . . . . .                          11

     Notes to Consolidated
     Financial Statements   . . . . . . . . .                        12-19

Consolidated Financial Statement
Schedule for the year ended
December 31, 2000:

II.  Consolidated Valuation and
     Qualifying Accounts  . . . . . . . . . .       12


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

----------
* Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                                   SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000


                                                                       AMOUNTS
                                      BALANCE                          CHARGED         AMOUNTS          BALANCE,
                                      BEGINNING       ACQUISITION      (CREDITED)      (WRITTEN OFF)    END OF
                                      OF YEAR         OF HOTEL         TO INCOME       RECOVERED        YEAR
                                      -----------     -----------      ----------      -----------      -----------
YEAR ENDED DECEMBER 31, 1998

Deducted from assets:
  Valuation reserve on long-term
    Receivable and advances           $ 5,500,000     $(5,500,000)     $       --      $        --      $        --
                                      ===========     ===========      ==========      ===========      ===========

  Allowance for doubtful accounts     $   117,658     $    33,000      $  (18,309)     $     8,473      $   140,822
                                      ===========     ===========      ==========      ===========      ===========


YEAR ENDED DECEMBER 31, 1999

  Allowance for doubtful accounts     $   140,822                      $  154,293      $   (35,532)     $   259,583
                                      ===========                      ==========      ===========      ===========

YEAR ENDED DECEMBER 31, 2000

  Allowance for doubtful accounts     $   259,583                      $   30,006      $   (19,411)     $   270,178
                                      ===========                      ==========      ===========      ===========

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

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                                INDEX TO EXHIBITS


NUMBER    DESCRIPTION                                                                  PAGE NOS.
------    -----------                                                                  ---------
3.1       Certificate of Incorporation as amended to date. (6)

3.2       Company By-laws, as amended to date. (10)

10.1(a)   Amended and Restated Promissory Note ($41,000,000), dated May 30,             20 - 36
          2000, from the Trustees of Charterhouse of Cambridge Trust ("Trust")
          and Sonesta of Massachusetts, Inc. ("Sonesta Mass") to SunAmerica Life
          Insurance Company ("SunAmerica").

10.1(b)   Mortgage and Loan Modification Agreement, dated as of May 30, 2000,           37 -  51
          between Trust and Sonesta Mass, and SunAmerica.

10.1(c)   Reaffirmation and Modification of Limited Guaranty Agreement and              52 - 54
          Environmental Indemnity Agreement, dated as of May 30, 2000, between
          Trust, Sonesta Mass, and Sonesta International Hotels Corporation
          ("Sonesta"), and SunAmerica.

10.1(d)   Deficiency Guaranty Agreement, dated as of May 30, 2000, between              55 - 64
          Trust, Sonesta Mass, and SunAmerica, "Escrow Agent".

10.2(a)   Consolidated and Renewed Promissory Note ($31,000,000), dated May 30,         65 - 81
          2000, from Sonesta Beach Resort Limited Partnership ("Partnership") to
          SunAmerica.

10.2(b)   Consolidated, Amended and Restated Mortgage, Security Agreement,              82 - 126
          Fixture Filing, Financing Statement and Assignment of Leases and
          Rents, dated as of May 30, 2000, between Partnership and SunAmerica.

10.2(c)   Mortgage, Security Agreement, Fixture Filing, Financing Statement and        127 - 166
          Assignment of Leases and Rents, dated as of May 30, 2000, between
          Partnership and SunAmerica.

10.2(d)   Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta        167 - 172
          and SunAmerica.


NUMBER    DESCRIPTION                                                                  PAGE NOS.
------    -----------                                                                  ---------
10.2(e)   Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the       173 - 181
          Partnership and SunAmerica.

10.2(f)   Environmental Indemnity Agreement, dated as of May 30, 2000, between         182 - 192
          the Partnership, Sonesta and SunAmerica.

10.3(a)   Commercial Promissory Note ($2,000,000) from Sonesta International           193 - 201
          Hotels Corporation ("Sonesta") to Citizens Banks of Massachusetts
          ("Citizens"), dated September 29, 2000.

10.3(b)   Commitment Letter agreement, dated September 29, 2000, between Sonesta       202 - 205
          and Citizens.

10.4(a) Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of Tourism and Sonesta International Hotels Limited ("SIHL"). (11)

10.4(b)   (Personal) Guaranty of Hisham Aly, dated as of December 18, 1996. (11)

10.4(c)   Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2) outstanding loan balances).
          (11)

10.4(d) "Amendment to Loan Agreement", dated April 29, 1997, between Masters of Tourism and SIHL. (12)

10.4(e)   (Personal) Guaranty of Hisham Aly, dated as of April 29, 1997. (12)

10.4(f)   Second Amendment to Loan Agreement, dated September 15, 1998, between
          Masters of Tourism and SIHL. (14)

10.4(g)   Third Amendment to Loan Agreement, dated January 1, 2000, between
          Masters of Tourism and SIHL. (16)

10.5(a)   Indenture of Lease, dated June 26, 1979, between John Hancock Mutual
          Life Insurance Company ("John Hancock") and Sonesta International
          Hotels Corporation ("Sonesta"). (4)

10.5(b)   "Second Amendment to Lease" between John Hancock and Sonesta, dated
          March 22, 1994. (8)


NUMBER    DESCRIPTION                                                                  PAGE NOS.
------    -----------                                                                  ---------
10.5(c)   "Third Amendment to Lease" between John Hancock and Sonesta, dated
          June, 1994. (8)

10.6(a)   Extension of Lease by Royal Sonesta, Inc., dated August 6, 1993. (7)

10.6(b)   Agreement, dated September 9, 1993, between Royal Sonesta, Inc. and
          Aetna Life Insurance Company. (7)

10.7(a) Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)

10.7(b)   Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau
          Louisiane, Inc. and Louisiana Sonesta Corporation. (2)

10.7(c)   Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau
          Louisiane, Inc. and Royal Sonesta, Inc. (3)

10.7(d)   Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna
          Life Insurance Company and Royal Sonesta, Inc. (5)

10.8(a)   Restated Employment Agreement, dated January 1, 1992, between the
          Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (6) (Management contract under Item 601 (10)(iii) (A))

10.8(b)   Restated Employment Agreement, dated January 1, 1992, between the
          Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (6) (Management contract under Item 601 (10) (iii) (A)).

10.8(c)   Restated Employment Agreement, dated January 1, 1992, between the
          Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (6) (Management contract under Item 601 (10) (iii) (A)).

10.9      Lease, dated September 21, 1991, between "the Crown" and Casablanca
          Resorts Development of Anguilla Limited ("CRDAL") (assumed by Sonesta
          Hotels of Anguilla Limited ("Sonesta Anguilla") in November 1995). (9)


NUMBER    DESCRIPTION                                                                  PAGE NOS.
------    -----------                                                                  ---------
10.10(a)  Debenture, dated November 28, 1995, between Scotiabank Anguilla
          Limited ("Scotiabank") and Sonesta Anguilla (9)

10.10(b)  Debenture ($6,390,000) from Sonesta Anguilla to Scotiabank, dated
          December 1996 (evidencing additional $1,700,000 loan). (11)

10.10(c)  Renewal of two (2) credit facilities: $3,915,000 and $1,525,000 between Sonesta Anguilla and Scotiabank, dated October 12, 1999. (16)

10.10(d)  Commitment Letter, dated March 13, 2000, between Scotiabank and
          Sonesta Anguilla. (16)

10.11 (Letter) Lease Agreement, dated June 3, 1996, between Sonesta Anguilla and Amsterdam Sonesta Corporation (subsequently renamed Anguilla Hotel
          Management, Inc.) (11)

10.12(a) Contribution and Formation Agreement, dated as of January 30, 1998, by and among Key Biscayne Limited Partnership ("KBLP"), Florida Sonesta
          Corporation and Key Biscayne Land Corporation ("Sonesta II"), and joined in by Key Biscayne Hotel Associates, LTD, ("KBHA"), Partners
          Liquidating Trust, ("PLT"), Strategic Realty Advisors, Inc., ("SRAI") and Sonesta International Hotels Corporation ("Sonesta
          International"). (13)

10.12(b)  First Amendment to Contribution and Formation Agreement, dated as of
          April 3, 1998, by and among KBLP, FSC and Sonesta II, and joined in by KBHA, PLT, SRAI and Sonesta International. (13)

10.12(c)  Agreement of Limited Partnership of Sonesta Beach Resort Limited
          Partnership ("SBRLP"), dated April 1998, by and between FSC, Sonesta
          II and KBLP. (13)

10.12(d) Assumption Agreement, dated as of July 1, 1998, by and between SBRLP and State Street Bank and Trust Company, trustee. (13)

10.12(e)  Amendment to and Assignment of KBHA/PLT Indebtedness, dated as of July
          1, 1998, by and between KBLP, KBHA,PLT and SBRLP,including KBHA/PLT
          Note, dated July 1, 1998. (13)

NUMBER    DESCRIPTION                                                                  PAGE NOS.
------    -----------                                                                  ---------
10.13     Agreement, dated June 17, 1999, between Sonesta International Hotels
          Corporation and Marvin Schwartz. (15)

13        Annual Report to Security Holders for the calendar year ended December       206 - 227
          31, 2000.

21        Subsidiaries of the Registrant.                                                 228

23        Consent of Ernst and Young LLP filed herewith.                                  229


(1)  Incorporated by reference to the Company's 1967 Report on Form 10-K.

(2)  Incorporated by reference to the Company's 1973 Report on Form 10-K.

(3)  Incorporated by reference to the Company's 1977 Report on Form 10-K.

(4)  Incorporated by reference to the Company's 1979 Report on Form 10-K.

(5)  Incorporated by reference to the Company's 1981 Report on Form 10-K.

(6)  Incorporated by reference to the Company's 1992 Report on Form 10-K.

(7)  Incorporated by reference to the Company's 1993 Report on Form 10-K.

(8)  Incorporated by reference to the Company's 1994 Report on Form 10-K.

(9)  Incorporated by reference to the Company's 1995 Report on Form 8-K.

(10) Incorporated by reference to the Company's 1995 Report on Form 10-K.

(11) Incorporated by reference to the Company's 1996 Report on Form 10-K.

(12) Incorporated by reference to the Company's 1997 Report on Form 10-K.

(13) Incorporated by reference to the Company's 1998 Report on Form 8-K.

(14) Incorporated by reference to the Company's 1998 Report on Form 10-K.

(15) Incorporated by reference to the Company's 1999 Report on Form 8-K.

(16) Incorporated by reference to the Company's 1999 Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SONESTA INTERNATIONAL HOTELS CORPORATION
             (Registrant)

By:  /s/  Boy van Riel                                      Date: March 13, 2001
     -----------------------------------
          Boy van Riel
          Vice President and Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/  Roger P. Sonnabend                                Date: March 13, 2001
     -----------------------------------
          Roger P. Sonnabend
          Chairman of the Board and Chief Executive Officer


By:  /s/  Boy van Riel                                      Date: March 13, 2001
     -----------------------------------
          Boy van Riel
          Vice President and Treasurer, Principal
          Financial and Accounting Officer


By:  /s/  Paul Sonnabend                                    Date: March 13, 2001
     -----------------------------------
          Paul Sonnabend
          Director


By:  /s/  Peter J. Sonnabend                                Date: March 13, 2001
     -----------------------------------
          Peter J. Sonnabend
          Director


By:  /s/  Stephanie Sonnabend                               Date: March 13, 2001
     -----------------------------------
          Stephanie Sonnabend
          Director


By:  /s/  Stephen Sonnabend                                 Date: March 13, 2001
     -----------------------------------
          Stephen Sonnabend
          Director



By:  /s/  George S. Abrams                                  Date: March 13, 2001
     -----------------------------------
          George S. Abrams
          Director


By:  /s/  Vernon R. Alden                                   Date: March 13, 2001
     -----------------------------------
          Vernon R. Alden
          Director


By:  /s/  Joseph L. Bower                                   Date: March 13, 2001
     -----------------------------------
          Joseph L. Bower
          Director


By:  /s/  Jean C. Tempel                                    Date: March 13, 2001
     -----------------------------------
          Jean C. Tempel
          Director