Form 10-Q
period 2001-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2001-05-11
CIK 91741

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------     -------------


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

         Yes   X          No
             -----           -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of Shares of Common Stock Outstanding
                      As of May 7, 2001 -- $.80 par value,
                              Class A -- 3,698,230

                                      INDEX

                    SONESTA INTERNATIONAL HOTELS CORPORATION


                                                                                    PAGE
Part I.   Financial Information

     Item 1.             Financial Statements (Unaudited)

                         Condensed consolidated balance sheets--
                            March 31, 2001 and December 31, 2000                      1


                         Condensed consolidated statements of
                            Operations--Three months ended March 31,
                            2001 and  2000                                            3


                         Condensed consolidated statements of cash
                            Flows--Three months ended March 31,
                            2001 and 2000                                             4


                         Notes to condensed consolidated financial
                            statements--March 31, 2001 and 2000                       6


     Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition--March 31, 2001                                 11


     Item 3.             Quantitative and Qualitative Disclosure of
                           Market Risk                                               13

                     PART I - ITEM 1. FINANCIAL INFORMATION

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                               (in thousands)
                                                                                        ----------------------------
                                                                                         March 31        December 31
                                                                                           2001             2000
                                                                                        ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 26,794          $ 23,850
  Investments in government debt securities                                                   --            10,313
  Accounts and notes receivable:
      Trade, less allowance of $280
        ($270 at December 31, 2000) for doubtful accounts                                  8,228             6,829
      Other, including current portion of long-term receivables and advances                 588               918
                                                                                        --------          --------
                Total accounts and notes receivable                                        8,816             7,747
  Current portion of deferred taxes                                                          529               630
  Inventories                                                                              1,463             1,618
  Prepaid expenses and other                                                               2,618             1,791
                                                                                        --------          --------

                             Total current assets                                         40,220            45,949

  Long-term receivables and advances                                                       1,964             1,008

  Property and equipment, at cost:
     Land and land improvements                                                            9,940             9,940
     Buildings                                                                            70,762            70,469
     Furniture and equipment                                                              39,774            36,969
     Leasehold improvements                                                                2,924             2,855
     Projects in progress                                                                  3,048             2,246
                                                                                        --------          --------
                                                                                         126,448           122,479

    Less accumulated depreciation and amortization                                        34,894            32,688
                                                                                        --------          --------
              Net property and equipment                                                  91,554            89,791
   Other long-term assets                                                                  1,621             1,565
                                                                                        --------          --------
                                                                                        $135,359          $138,313
                                                                                        ========          ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000


                                                                                             (in thousands)
                                                                                      ----------------------------
                                                                                      March 31         December 31
                                                                                        2001              2000
                                                                                      ----------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                   $  6,043          $  6,246
  Accounts payable                                                                       4,653             5,295
  Advance deposits                                                                       3,641             4,181
  Federal, foreign and state income taxes                                                1,253               405
  Accrued liabilities:
       Salaries and wages                                                                2,162             2,949
       Rentals                                                                           2,100             6,628
       Interest                                                                            539               526
       Pension and other employee benefits                                               3,793             3,777
       Other                                                                             2,166             1,198
                                                                                      --------          --------

                             Total accrued liabilities                                  10,760            15,078
                                                                                      --------          --------
                              Total current liabilities                                 26,350            31,205

Long-term debt                                                                          70,679            70,764

Deferred federal and state income taxes                                                  5,452             5,524

Other non-current liabilities                                                              874               599

Redeemable preferred stock, $25 par value, at redemption value                             294               294

Commitments and contingencies

Common stockholders' equity:
    Common stock:
      Class A, $ .80 par value:
      Authorized - 10,000 shares
      Issued--6,102 shares at stated value                                               4,882             4,882
    Retained earnings                                                                   38,816            37,033
    Treasury shares--2,397, at cost                                                    (11,988)          (11,988)
                                                                                      --------          --------
            Total common stockholders' equity                                           31,710            29,927
                                                                                      --------          --------
                                                                                      $135,359          $138,313
                                                                                      ========          ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands except for per share data)


                                                               Three Months Ended March 31
                                                                 2001               2000
                                                                -------           -------
Revenues:
   Rooms                                                        $18,978           $17,847
   Food and beverage                                              6,974             6,910
   Management, license and service fees                           1,366             1,218
   Parking, telephone and other                                   2,518             2,267
                                                                -------           -------
                                                                 29,836            28,242
                                                                -------           -------

Costs and expenses:
   Costs and operating expenses                                  11,917            11,186
   Advertising and promotion                                      2,164             2,043
   Administrative and general                                     4,668             4,105
   Human resources                                                  555               518
   Maintenance                                                    2,028             1,829
   Rentals                                                        2,369             2,540
   Property taxes                                                   653               625
   Depreciation and amortization                                  2,219             2,056
                                                                -------           -------
                                                                 26,573            24,902
                                                                -------           -------
Operating income                                                  3,263             3,340

Other income (deductions):
   Interest expense                                              (1,741)           (1,134)
   Interest income                                                  520               131
   Foreign exchange loss                                            (37)               (5)
   Gain from casualty                                               801               500
   Gain on sales of assets                                            5                 4
                                                                -------           -------
                                                                   (452)             (504)

Income before income taxes                                        2,811             2,836
Federal, foreign and state income tax provision                   1,025             1,065
                                                                -------           -------
Net income                                                        1,786             1,771
Retained earnings at beginning of period                         37,033            33,114
Cash dividends on preferred stock                                    (3)               (3)
                                                                -------           -------
Retained earnings at end of period                              $38,816           $34,882
                                                                =======           =======

Basic earnings per share of common stock                        $   .48           $   .48
                                                                =======           =======

Weighted average number of shares outstanding                     3,705             3,715
                                                                =======           =======


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Increase (Decrease) in Cash


                                                                                 Three Months Ended March 31
                                                                                   2001                 2000
                                                                                 --------             --------
Cash provided (used) by operating activities
Net income                                                                       $ 1,786              $ 1,771
Items not (providing) requiring cash
     Pension expense                                                                 283                  279
     Depreciation and amortization of property and equipment                       2,219                2,056
     Other amortization                                                               25                 (192)
     Deferred federal and state income tax provision (benefit)                        29                   (6)
     Gain on sales of assets                                                          (5)                  (4)
     Gain from casualty                                                               --                 (500)
     Deferred interest income                                                         (8)                  --

Changes in assets and liabilities
     Accounts and notes receivable                                                (1,375)              (1,330)
     Inventories                                                                     155                   93
     Prepaid expenses and other                                                     (829)              (1,239)
     Accounts payable                                                               (272)              (2,303)
     Advance deposits                                                               (540)                (903)
     Federal, foreign and state income taxes                                         848                1,014
     Accrued liabilities                                                          (4,316)              (5,159)
                                                                                 -------              -------
          Cash used by operating activities                                       (2,000)              (6,423)

Cash provided (used) by investing activities
     Proceeds from sales of assets                                                     5                   21
     Proceeds from maturities of government debt securities                       10,313                   --
     Expenditures for property and equipment                                      (3,983)              (2,651)
     Payments received on long-term receivables and advances                         331                  113
     New loans and advances                                                       (1,051)                  --
                                                                                 -------              -------
            Cash provided (used) by investing activities                           5,615               (2,517)

Cash provided (used) by financing activities
     Borrowings under lines of credit                                                 --                4,800
     Payments on long-term debt                                                     (297)                (321)
     Cash dividends paid                                                            (374)                (375)
                                                                                 -------              -------
          Cash provided (used) by financing activities                              (671)               4,104

Net increase (decrease) in cash                                                    2,944               (4,836)
Cash and cash equivalents at beginning of period                                  23,850                7,876
                                                                                 -------              -------
Cash and cash equivalents at end of period                                       $26,794              $ 3,040
                                                                                 =======              =======


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

         Cash paid for interest in the 2001 three-month period and the 2000 three-month period was approximately $ 1,728,000 and $1,283,000, respectively. Cash paid for income taxes in the 2001 three-month period and the 2000 three-month period was approximately $148,000 and $57,000, respectively.


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    SONESTA INTERNATIONAL HOTELS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


2.       LONG-TERM RECEIVABLES AND ADVANCES



                                                               (in thousands)
                                                       ---------------------------------
                                                       March 31,            December 31,
                                                         2001                   2000
                                                       ---------            ------------
Sharm El Sheikh, Egypt (a)                              $  740                 $  781
Cairo, Egypt, net of discount (b)                          140                    140
Sonesta Hotel & Suites Coconut Grove,
   Miami  (c)                                            1,058                     --
Other                                                      365                    621
                                                        ------                 ------
        Total long-term receivables                      2,303                  1,542
        Less:  current portion                             339                    534
                                                        ------                 ------
        Net long-term receivables                       $1,964                 $1,008
                                                        ======                 ======


(a) This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate and is adjusted semi-annually. The interest rate charged at March 31, 2001 was 9 1/2%. This loan is being repaid in 60 monthly installments, commencing January 2000.

(b) The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, is scheduled to be repaid in 2001.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(c) This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami. This hotel is presently under construction and is scheduled to open in the spring of 2002. The Company will loan $4,000,000 to fund construction and furniture, fixtures and equipment ("FF&E") costs, and $1,000,000 for pre-opening costs and working capital. The construction and FF&E loan bears interest at the prime rate (8% at March 31, 2001) plus 3/4%. No interest will be charged on the $1,000,000 pre-opening loan. Following the opening of the hotel, these loans will be repaid out of profits that would otherwise be available for distribution to the owner of the hotel.


3.       BORROWING ARRANGEMENTS

CREDIT LINE

The Company has a $2,000,000 line of credit which expires on September 30, 2001. This line of credit bears interest at the prime rate (8% at March 31, 2001). The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company. No amounts were outstanding under this line of credit at March 31, 2001.

LONG-TERM DEBT


                                                                                  (in thousands)
                                                                       --------------------------------------
                                                                       March 31,                 December 31,
                                                                         2001                       2000
                                                                       ---------                 ------------
Charterhouse of Cambridge Trust and
  Sonesta of Massachusetts Inc.:
  First mortgage note (a)                                                $40,710                   $40,802
Sonesta Beach Resort Limited
  Partnership:
  First mortgage note (b)                                                 30,781                    30,850
Sonesta Hotels of Anguilla, Ltd:
  First mortgage note (c)                                                  4,760                     4,896
Other                                                                        471                       462
                                                                         -------                   -------
                                                                          76,722                    77,010
Less: current portion of long-term debt                                    6,043                     6,246
                                                                         -------                   -------
Total long-term debt                                                     $70,679                   $70,764
                                                                         =======                   =======


(a) This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of $25,868,000 at March 31, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments are $332,911. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (b) This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property. This property is included in fixed assets at a net book value of $42,758,000 at March 31, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments are $251,713. The mortgage loan matures in July 2010, and prepayment of this loan will be subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.


(c) This loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel's furniture, fixtures and equipment. This property is included in fixed assets at a net book value of $11,957,000 at March 31, 2001. In addition, an amount of $1,900,000 is secured by a Company guaranty. The loan requires minimum principal payments of $408,000 during 2001. In addition, principal payments are required equal to 25% of the hotel's annual excess cash flow, as defined. The balance of $4,352,000 is due on the scheduled maturity date of December 31, 2001. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at March 31, 2001 was 7.3%.


4.       HOTEL COSTS AND OPERATING EXPENSES


Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:


                                                            (in thousands)
                                                      ---------------------------
                                                      Three Months Ended March 31
                                                         2001             2000
                                                       -------          -------
Direct departmental costs
     Rooms                                             $ 3,964          $ 3,889
     Food and beverage                                   5,605            5,382
     Heat, light and power                               1,059              769
     Other                                               1,289            1,146
                                                       -------          -------
                                                       $11,917          $11,186
                                                       =======          =======


Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       FEDERAL, FOREIGN AND STATE INCOME TAX

The provision for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:


                                                                    (in thousands)
                                                             ---------------------------
                                                             Three Months Ended March 31
                                                               2001               2000
                                                             --------           --------
Current federal income tax provision                          $  847            $  907
Current foreign income tax provision                              74               128
Current state income tax provision                                75                36
Deferred federal income tax provision  (benefit)                  29                (6)
                                                              ------            ------
                                                              $1,025            $1,065
                                                              ======            ======

6.       SEGMENT INFORMATION

Segment information for the Company's two reportable segments, Owned & Leased Hotels and Management Activities, for the three month periods ending March 31, 2001 and 2000 follows:

Period ended March 31, 2001


                                                                             (in thousands)
                                                             -----------------------------------------------
                                                                Owned &        Management
                                                             Leased Hotels     Activities       Consolidated
                                                             -------------     ----------       ------------
Revenues                                                        $ 28,436        $ 1,400          $ 29,836
Operating income (loss) before depreciation
         and amortization expense                                  5,966           (484)            5,482
    Depreciation and amortization                                 (2,109)          (110)           (2,219)
    Interest income (expense), net                                (1,720)           499            (1,221)
    Other income (deductions)                                        806            (37)              769
                                                                --------        -------          --------
Segment pre-tax profit (loss)                                      2,943           (132)            2,811

Segment assets                                                   101,559         33,800           135,359
Segment capital additions                                          3,821            162             3,983


Period ended March 31, 2000

                                                                             (in thousands)
                                                             -----------------------------------------------
                                                                Owned &        Management
                                                             Leased Hotels     Activities       Consolidated
                                                             -------------     ----------       ------------
Revenues                                                         $27,017        $ 1,225          $ 28,242
Operating income (loss) before depreciation
         and amortization expense                                  5,479            (83)            5,396
    Depreciation and amortization                                 (1,941)          (115)           (2,056)
    Interest income (expense), net                                (1,121)           118            (1,003)
    Other income (deductions)                                        500             (1)              499
                                                                 -------        -------          --------
Segment pre-tax profit (loss)                                      2,917            (81)            2,836

Segment assets                                                    95,809         10,329           106,138
Segment capital additions                                          2,551            100             2,651

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       EARNINGS PER SHARE

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic earnings per share of common stock (in thousands):


                                                               Three Months Ended March 31
                                                               2001                    2000
                                                             ---------               ---------
Numerator:
  Net income                                                 $  1,786                $  1,771
  Preferred stock dividends                                        (3)                     (3)
                                                             --------                --------
Numerator for earnings per share                             $  1,783                $  1,768
                                                             ========                ========

Denominator:
  Weighted average number of shares outstanding                 3,705                   3,715
                                                             ========                ========

Earnings  per share of common stock                          $    .48                $    .48
                                                             ========                ========

                                 PART I - ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FIRST QUARTER 2001 COMPARED TO 2000


REVENUES


                                                                         Total Revenues
                                                                         (in thousands)
                                                           ----------------------------------------
                                                           No. of
                                                           Rooms               2001           2000
                                                           -----               ----           ----
Sonesta Beach Resort Anguilla, BWI                          100              $ 2,011        $   923
Sonesta Beach Resort Key Biscayne                           300                9,723          9,471
Royal Sonesta Hotel Boston (Cambridge)                      400                5,925          5,949
Royal Sonesta Hotel New Orleans                             500               10,777         10,674
Management and service fees and other revenues                                 1,400          1,225
                                                                             -------        -------
      Total revenues                                                         $29,836        $28,242
                                                                             =======        =======


Total revenues for the quarter ended March 31, 2001 were $29,836,000 compared to $28,242,000 in 2000, an increase of approximately $1,594,000.

Sonesta Beach Resort Anguilla was closed from November 17, 1999 until February 10, 2000 due to damage sustained by hurricane Lenny, which accounts for the fact that revenues during the first quarter of 2000 were $1,088,000 lower compared to the first quarter of 2001. First quarter 2001 revenues at Sonesta Beach Resort Key Biscayne increased by $252,000 compared to 2000, due to an increase in banquet revenues and increased income from the hotel's retail shops. Revenues at Royal Sonesta Boston (Cambridge) for the first quarter of 2001 were $24,000 less than in the same period last year. A 3% increase in average room rate was offset by a decrease in occupancy due to lower demand from the transient market segment. Royal Sonesta Hotel New Orleans increased revenues from $10,674,000 in the first quarter of 2000 to $10,777,000 in the same period of 2001. A 5% increase in room revenue per available room ("REVPAR") was partially offset by decreased banquet and telephone revenues. Revenues from management activities increased by $175,000 in the 2001 first quarter compared to a year ago due to incentive fees earned from Chateau Sonesta Hotel New Orleans, and slightly higher fee income from the Company's managed hotels in Egypt.

OPERATING INCOME


                                                             Operating Income
                                                              (in thousands)
                                                         ------------------------
                                                           2001            2000
Sonesta Beach Resort Anguilla, BWI                       $  290           $ (730)
Sonesta Beach Resort Key Biscayne                         2,270            2,701
Royal Sonesta Hotel Boston (Cambridge)                      (37)             346
Royal Sonesta Hotel New Orleans                           1,334            1,221
Operating income from hotels after                       ------           ------
    management and service fees                           3,857            3,538
Management activities and other                            (594)            (198)
                                                         ------           ------
         Operating income                                $3,263           $3,340
                                                         ======           ======

Operating income for the three-month period ending March 31, 2001 was $3,263,000, compared to operating income of $3,340,000 in 2000, a decrease of approximately $77,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  (CONTINUED)

Sonesta Beach Resort Anguilla reported first quarter 2001 operating income of $290,000, compared to an operating loss of $730,000 during the first quarter of 2000, when the hotel was closed until February 10, to repair damage sustained by hurricane Lenny in November 1999. Operating income at Sonesta Beach Resort Key Biscayne decreased by $431,000 to $2,270,000 in the first quarter of 2001 compared to the same quarter of 2000. Increased revenues of $252,000 were offset by increases in expenses of $683,000, attributable to increased costs and operating and maintenance expenses, and increased depreciation expense resulting from major refurbishments at the resort. Royal Sonesta Boston (Cambridge) had an operating loss during the first quarter of 2001 of $37,000, compared to operating income of $346,000 in the same period of 2000. Revenues decreased by $24,000 in 2001, and expenses increased by $359,000, mainly due to a 7% increase in costs and operating expenses because of higher labor costs and the use of better quality operating equipment and supplies. Operating income in the first quarter 2001 at Royal Sonesta Hotel New Orleans rose by $113,000 to $1,334,000 compared to last year. Revenues increased $103,000 compared to last year, and slight increases in operating and maintenance expenses were offset by a decrease in rent expense. The decrease in rent, which is based on a percentage of profits as defined in the lease, is due to increased capital expenditures at the hotel, which are allowed as a deduction from profit for rent purposes. Operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $198,000 in the 2000 first quarter to $594,000 in the 2001 first quarter, despite an increase in fee income of $175,000 compared to last year. Expenses related to these activities rose by $571,000, primarily due to increased design, training and reservations costs, increased costs related to the Company's development activities, and costs associated with the restructuring of the design function, which the Company decided to partially outsource as of April 1, 2001.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $607,000 in the 2001 first quarter compared to 2000, due to the additional expense incurred following the refinancing in June 2000 of the mortgage loans on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne. The proceeds from this refinancing were approximately $27 million. Interest income increased by $389,000 in the first quarter of 2001 compared to 2000, primarily due to the short term investment of the aforementioned refinancing proceeds.

Included in gain from casualty in the first quarter of 2001 is $801,000 from the final settlement of a business interruption insurance claim related to hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999. The resort was closed for repairs from November 17,1999 until February 10, 2000. Included in the first quarter of 2000 was a gain from casualty of $500,000, which represented an advance payment received last year against the same business interruption claim.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first quarter of 2001 was higher than the statutory rate due to state taxes provided on the Company's income from its operations in Louisiana and Florida.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $26,794,000 at March 31, 2001.

During the first quarter of 2001, the Company advanced $1,051,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condo hotel that is expected to open in the spring of 2002. Under its agreements, the Company will loan $5,000,000 to the project to fund part of the project cost, and for pre-opening costs and working capital.

The Company believes that its present cash balances will be more than adequate to meet all of its obligations.

                                 PART I - ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties. The table that follows summarizes the Company's fixed and variable rate debt obligations outstanding at March 31, 2001. This information should be read in conjunction with Note 3--Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:


                                                        YEAR
                             ----------------------------------------------------
                               2001       2002       2003        2004        2005    Thereafter       Total    Fair Value
                               ----       ----       ----        ----        ----    ----------       -----    ----------
Fixed rate                   $1,052      $ 867      $ 946      $1,014      $1,124      $66,959       $71,962     $71,962
Average interest rate          8.6%       8.6%       8.6%        8.6%        8.6%         8.6%
Variable rate                 4,760         --         --          --          --           --         4,760       4,760
Average interest rate          7.3%         --         --          --          --           --


                           PART II - OTHER INFORMATION


ITEM NUMBERS 1, 2, 3, 4,  5 AND 6

Not applicable during the quarter ended March 31, 2001

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SONESTA INTERNATIONAL HOTELS CORPORATION


                    By: /s/ Boy van Riel
                        --------------------------------------------------
                        Boy van Riel
                        Vice President and Treasurer

                        (Authorized to sign on behalf of the Registrant as Principal Financial Officer)

                    Date:  May 11, 2001