Form 10-Q
period 2001-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2001-08-10
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION

(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107

(State or other jurisdiction	(I.R.S. Employer
or incorporation or organization)	Identification No.)
200 Clarendon Street, Boston, MA 02116

(Address of principal executive offices)
(Zip Code)

617-421-5400

(Registrant’s telephone number, including area code)

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

Yes  ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of August 8, 2001 — $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June  30, 2001 (unaudited)  and  December 31, 2000

	(in thousands)

	June 30 2001	December 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$27,160	$23,850
Investments in government debt securities	--	10,313
Accounts and notes receivable:
Trade, less allowance of $279 ($270 at December 31, 2000) for doubtful accounts	7,243	6,829
Other, including current portion of long-term receivables and advances	603	918

Total accounts and notes receivable	7,846	7,747
Current portion of deferred taxes	536	630
Inventories	1,475	1,618
Prepaid expenses and other	3,056	1,791

Total current assets	40,073	45,949

Long-term receivables and advances	2,588	1,008

Property and equipment, at cost:
Land and land improvements	9,940	9,940
Buildings	72,641	70,469
Furniture and equipment	42,422	36,969
Leasehold improvements	3,031	2,855
Projects in progress	1,600	2,246

	129,634	122,479

Less accumulated depreciation and amortization	37,043	32,688

Net property and equipment	92,591	89,791

Other long-term assets	1,568	1,565

	$136,820	$138,313

	(in thousands)

	June 30 2001	December 31 2000

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,718	$6,246
Accounts payable	4,457	5,295
Advance deposits	3,042	4,181
Federal, foreign and state income taxes	1,498	405
Accrued liabilities:
Salaries and wages	2,122	2,949
Rentals	3,897	6,628
Interest	518	526
Pension and other employee benefits	3,818	3,777
Other	2,257	1,198

Total accrued liabilities	12,612	15,078

Total current liabilities	23,327	31,205

Long-term debt	74,693	70,764

Deferred federal and state income taxes	5,396	5,524

Other non-current liabilities	1,097	599

Redeemable preferred stock, $25 par value, at redemption value	294	294

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $.80 par value:
Authorized – 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	39,183	37,033
Treasury shares—2,404 (2,397 at December 31, 2000), at cost	(12,052)	(11,988

Total common stockholders’ equity	32,013	29,927

	$136,820	$138,313

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenues:
Rooms	$17,184	$17,067	$36,162	$34,914
Food and beverage	7,544	7,497	14,518	14,407
Management, license and service fees	1,305	1,303	2,671	2,521
Parking, telephone and other	2,599	2,813	5,117	5,080

	28,632	28,680	58,468	56,922

Costs and expenses:
Costs and operating expenses	11,969	11,346	23,886	22,532
Advertising and promotion	2,215	2,187	4,379	4,230
Administrative and general	4,318	4,017	8,986	8,122
Human resources	556	522	1,111	1,040
Maintenance	1,932	1,747	3,960	3,576
Rentals	2,150	1,839	4,519	4,379
Property taxes	649	624	1,302	1,249
Depreciation and amortization	2,205	2,043	4,424	4,099

	25,994	24,325	52,567	49,227

Operating income	2,638	4,355	5,901	7,695

Other income (deductions):
Interest expense	(1,666)	(1,342)	(3,407)	(2,476)
Interest income	370	262	890	393
Foreign exchange loss	(9)	(1)	(46)	(6)
Gain on sales of assets	16	6	21	10
Gain from casualty	—	450	801	950

	(1,289)	(625)	(1,741)	(1,129)
Income before income taxes	1,349	3,730	4,160	6,566
Federal, foreign and state income tax provision	608	1,454	1,633	2,519

Income before extraordinary loss on refinancing of debt	741	2,276	2,527	4,047
Extraordinary loss on refinancing of debt (net of tax)	—	(274)	—	(274)
Net income	741	2,002	2,527	3,773
Retained earnings at beginning of period	38,816	34,882	37,033	33,114
Cash dividends on preferred stock	(3)	(3)	(6)	(6)
Cash dividends on common stock	(371)	(371)	(371)	(371)

Retained earnings at end of period	$39,183	$36,510	$39,183	$36,510

Basic and diluted earnings per share of common stock	$0.20	$0.54	$0.68	$1.01

Weighted average number of shares outstanding	3,700	3,707	3,703	3,711

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)

	Six Months Ended June 30
	2001	2000
Cash provided (used) by operating activities
Net income	$2,527	$3,773
Items not (providing) requiring cash
Pension expense	567	543
Depreciation and amortization of property and equipment	4,424	4,099
Other amortization	50	(320)
Deferred federal and state income tax benefit	(34)	(58)
Gain on sales of assets	(21)	(10)
Deferred interest income	(34)	—
Extraordinary loss on debt refinancing	—	431
Changes in assets and liabilities
Accounts and notes receivable	(384)	1,837
Inventories	143	11
Prepaid expenses and other	(1,270)	(834)
Accounts payable	(838)	(2,666)
Advance deposits	(1,139)	(1,689)
Federal, foreign and state income taxes	1,093	1,551
Accrued liabilities	(2,518)	(3,411)

Cash provided by operating activities	2,566	3,257

Cash provided (used) by investing activities
Proceeds from sales of assets	24	27
Proceeds from maturities of government debt securities	10,313	—
Expenditures for property and equipment	(7,222)	(5,060)
Payments received on long-term receivables and advances	410	352
New loans and advances	(1,723)	—

Cash provided (used) by investing activities	1,802	(4,681)

Cash provided (used) by financing activities
Scheduled payments on long-term debt	(617)	(551)
Proceeds from issuance of long-term debt	—	72,000
Cost of financing	—	(1,379)
Payments on refinancing of long-term debt	—	(43,566)
Cash dividends paid	(377)	(378)
Purchase of treasury stock	(64)	(80)

Cash provided (used) by financing activities	(1,058)	26,046

Net increase in cash	3,310	24,622
Cash and cash equivalents at beginning of period	23,850	7,876

Cash and cash equivalents at end of period	$27,160	$32,498

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2001 six month and the 2000 six month period was approximately $3,415,000 and $2,870,000, respectively.     Cash paid for income taxes in the 2001 six month and the 2000 six month period was approximately $574,000 and $868,000, respectively.

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.          Long-Term Receivables and Advances

	(in thousands)

	June 30, 2001	December 31, 2000

Sharm El Sheikh, Egypt (a)	$699	$781
Cairo, Egypt (b)	140	140
Sonesta Hotel & Suites Coconut Grove, Miami, Florida (c)	1,758	—
Other	315	621

Total long-term receivables	2,912	1,542
Less: current portion	324	534

Net long-term receivables	$2,588	$1,008

(a)	This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate and is adjusted semi-annually. The interest rate charged at June 30, 2001 was 9½%. This loan is being repaid in 60 monthly installments, commencing January 2000.

(b)	The remaining balance of this loan, made in February 1997 to the owner of the Sonesta Hotel Cairo, is scheduled to be repaid in 2001.

(c)	This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami. This hotel is presently under construction and is scheduled to open in the spring of 2002. The Company will loan $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and $1,000,000 for pre-opening costs and working capital. The construction and FF&E loan bears interest at the prime rate (6¾% at June 30, 2001) plus ¾%. No interest will be charged on the $1,000,000 pre-opening loan. Following the opening of the hotel, these loans will be repaid out of profits that would otherwise be available for distribution to the owner of the hotel.

3.          Borrowing Arrangements

Credit Line

The Company has a $2,000,000 line of credit which expires on September 30, 2001.      This line of credit bears interest at the prime rate (6¾% at June 30, 2001).    The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.   No amounts were outstanding under this line of credit at June 30, 2001.

Long-Term Debt

	(in thousands)

	June 30, 2001	December 31, 2000
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$40,606	$40,802
Sonesta Beach Resort Limited Partnership:
First mortgage note (b)	30,701	30,850
Sonesta Hotels of Anguilla, Ltd:
First mortgage note (c)	4,624	4,896
Other	480	462

	76,411	77,010
Less: current portion of long-term debt	1,718	6,246

Total long-term debt	$74,693	$70,764

(a)	This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of $25,646,000 at June 30, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments of principal and interest are $332,911. The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.

(b)	This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property. This property is included in fixed assets at a net book value of $43,375,000 at June 30, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments of principal and interest are $251,713. The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.

(c)	This loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel’s furniture, fixtures and equipment. This property is included in fixed assets at a net book value of $11,959,000 at June 30, 2001. In addition, $1,900,000 is secured by a Company guaranty. During the second quarter of 2001, the maturity date of this loan was extended by two years until December 31, 2003. This loan requires minimum principal payments of $272,000 during the remainder of 2001, and $272,000 in each of the years 2002 and 2003. In addition, principal payments are required equal to 25% of the hotel’s annual excess cash flow, as defined. The balance of $3,808,000 is due on the revised maturity date of December 31, 2003. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at June 30, 2001 was 6.3%.

4.          Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

	(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Direct departmental costs
Rooms	$4,072	$3,878	$8,036	$7,767
Food and beverage	5,634	5,496	11,239	10,878
Heat, light and power	993	793	2,052	1,562
Other	1,270	1,179	2,559	2,325

	$11,969	$11,346	$23,886	$22,532

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.          Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

	(in thousands)

	Six Months Ended June 30
	2001	2000

Deferred federal income tax benefit	$(34)	$(58)
Current federal income tax provision	1,325	1,912
Current foreign income tax provision	129	232
Current state income tax provision	213	433

	$1,633	$2,519

6.          Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month and six month periods ending June 30, 2001 and 2000 follows:

Three month period ended June 30, 2001	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$27,319	$1,313	$28,632

Operating income (loss) before depreciation and amortization expense	5,128	(285)	4,843
Depreciation and amortization	(2,095)	(110)	(2,205)
Interest income (expense), net	(1,636)	340	(1,296)
Other income, net	—	7	7

Segment pre-tax profit (loss)	1,397	(48)	1,349

Segment assets	103,579	33,241	136,820
Segment capital additions	3,104	134	3,238

Six month period ended June 30, 2001	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$55,755	$2,713	$58,468

Operating income (loss) before depreciation and amortization expense	11,094	(769)	10,325
Depreciation and amortization	(4,204)	(220)	(4,424)
Interest income (expense), net	(3,356)	839	(2,517)
Other income (deductions), net	806	(30)	776

Segment pre-tax profit (loss)	4,340	(180)	4,160

Segment assets	103,579	33,241	136,820
Segment capital additions	6,925	297	7,222

Three month period ended June 30, 2000
	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$27,122	$1,558	$28,680

Operating income before depreciation and amortization expense	6,289	109	6,398
Depreciation and amortization	(1,928)	(115)	(2,043)
Interest income (expense), net	(1,219)	139	(1,080)
Other income (deductions), net	456	(1)	455

Segment pre-tax profit	3,598	132	3,730

Segment assets	114,018	18,372	132,390
Segment capital additions	2,222	187	2,409

Six month period ended June 30, 2000
	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$54,139	$2,783	$56,922

Operating income before depreciation and amortization expense	11,768	26	11,794
Depreciation and amortization	(3,869)	(230)	(4,099)
Interest income (expense), net	(2,340)	257	(2,083)
Other income (deductions), net	956	(2)	954

Segment pre-tax profit	6,515	51	6,566

Segment assets	114,018	18,372	132,390
Segment capital additions	4,773	287	5,060

8.          Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.  The following table sets forth the computation of basic earnings per share of common stock:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000

Numerator:
Net income	$741	$2,002	$2,527	$3,773
Preferred stock dividends	(3)	(3)	(6)	(6)

Numerator for earnings per share	$738	$1,999	$2,521	$3,767

Denominator:
Weighted average number of shares outstanding	3,700	3,707	3,703	3,711

Earnings per share of common stock	$0.20	$0.54	$0.68	$1.01

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2001 COMPARED TO 2000

Net income for the six month period ending June 30, 2001 was $2,527,000, or $0.68 per common share, compared to $3,773,000, or $1.01 per common share, in the same period in 2000. The Company expects that its 2001 earnings will fall short of the profit levels achieved in the year ending December 31, 2000.  This is mainly due to lower earnings from the Boston (Cambridge) and Key Biscayne properties, resulting from softening demand from both transient and group markets, coupled with increased operating expenses, in particular at the Sonesta Beach Resort Key Biscayne.

REVENUES

	TOTAL REVENUES (in thousands)

	NO. OF ROOMS	2001	2000

Sonesta Beach Resort Anguilla, BWI	100	$3,130	$2,048
Sonesta Beach Resort Key Biscayne	300	17,571	17,106
Royal Sonesta Hotel Boston (Cambridge)	400	14,370	15,049
Royal Sonesta Hotel New Orleans	500	20,684	19,936
Management and service fees and other revenues		2,713	2,783

Total revenues		$58,468	$56,922

Total revenues for the first six months of 2001 were $58,468,000 compared to  $56,922,000 in 2000, an increase of approximately $1,546,000.

Sonesta Beach Resort Anguilla was closed from November 17, 1999 until February 10, 2000 to repair damage sustained by Hurricane Lenny, which accounts for the reduction in revenues during the first six months of 2000 of approximately $1,082,000, compared to the first half of 2001.    Revenues at Sonesta Beach Resort Key Biscayne during the six month period ending June 30, 2001 increased by a modest $465,000 compared to the same period in 2000, mainly due to increased banquet revenues from convention groups, and increased revenues from the hotel’s newly built Spa, which opened in April 2001.     Royal Sonesta Hotel Boston (Cambridge) had a decrease in revenues during the first six months of 2001 of $679,000 compared to 2000.    Lower occupancy levels, caused by decreased demand from both the transient and the group market segment, resulted in a 5% decrease in room revenue per available room (“REVPAR”) compared to the first six months of 2000.   Despite the general slowdown in the hotel industry, Royal Sonesta New Orleans managed to increase revenues by 4% during the first six months of 2001 compared to 2000.    Increased business levels, mainly from convention groups, resulted in a 7% REVPAR increase.   Revenues from management activities during the first six months of 2001 slightly decreased by $70,000 compared to the same period in 2000.    Decreased income from Corporate services was only partially offset by increased management fee income, mainly from Chateau Sonesta Hotel New Orleans.

OPERATING INCOME

	OPERATING INCOME (in thousands)

	2001	2000

Sonesta Beach Resort Anguilla, BWI	$(101)	$(1,139)
Sonesta Beach Resort Key Biscayne	2,289	3,722
Royal Sonesta Hotel Boston (Cambridge)	2,108	3,117
Royal Sonesta Hotel New Orleans	2,595	2,199

Operating income from hotels after management and service fees	6,891	7,899
Management activities and other	(990)	(204)

Operating income	$5,901	$7,695

Operating income for the six-month period ended June 30, 2001 was $5,901,000, compared to operating income of $7,695,000 in 2000, a decrease of approximately $1,794,000.

Sonesta Beach Resort Anguilla had an operating loss of $101,000 during the first 6 months of 2001, compared to an operating loss of $1,139,000 during the same period in 2000, when the hotel was closed until February 10, to repair damage sustained by Hurricane Lenny in November 1999.   Operating income at Sonesta Beach Resort Key Biscayne decreased by $1,433,000 to $2,289,000 during the first half of 2001 compared to a year ago.    Revenues increased $465,000, but expenses increased $1,898,000 compared to 2000, mainly due to increased cost and operating expenses of $786,000 due to higher labor costs and utility expenses, increased deprecation of $303,000 as a result of major refurbishments, increased property insurance expense, increased rental expense from the temporary rental of office space due to renovations at the hotel, and increases in real estate taxes and maintenance costs.    Royal Sonesta Hotel Boston (Cambridge) had a decrease in operating income during the first six months of 2001 of $1,009,000 compared to 2000.     Revenues decreased by $679,000, and expenses rose by $330,000 (a 3% increase compared to 2000), as a result of increased cost and operating expenses due to higher labor costs and utility expenses, and the use of higher quality operating equipment and supplies.     Royal Sonesta Hotel New Orleans increased operating income during the first six months of 2001 compared to last year by $396,000 to $2,595,000.  Increased revenues of $748,000 were partially offset by an increase in expenses of $352,000 (a 2% increase compared to 2000).  Operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased by $786,000 to $990,000 during the first six months of 2001 compared to the same period a year ago.    Revenues decreased slightly by $70,000, and expenses increased by $716,000, mainly due to non-recurring costs incurred in 2001 associated with the restructuring of the Company’s design function (which has been out-sourced as of April 2001), and due to increased cost of development activities, and increased corporate sales and marketing costs.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $931,000 in the first six months of 2001 compared to 2000, due to the additional expense incurred following the refinancing in June 2000 of the mortgage loans on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne.   The proceeds from this refinancing were approximately $27 million.   Interest income increased by $497,000 in the first six months of 2001 compared to 2000, primarily due to the short term investment of the aforementioned refinancing proceeds.

Included in gain from casualty in the first six months of 2001 is $801,000 from the final settlement of a business interruption insurance claim related to hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.    The resort was closed for repairs from November 17, 1999 until February 10, 2000.  Included in the first six months of 2000 was a gain from casualty of $950,000, which represented advance payments received last year against the same business interruption claim.

SECOND QUARTER 2001 COMPARED TO 2000

REVENUES

	TOTAL REVENUES (in thousands)

	NO. OF ROOMS	2001	2000

Sonesta Beach Resort Anguilla, BWI	100	$1,119	$1,125
Sonesta Beach Resort Key Biscayne	300	7,848	7,635
Royal Sonesta Hotel Boston (Cambridge)	400	8,445	9,100
Royal Sonesta Hotel New Orleans	500	9,907	9,262
Management and service fees and other revenues		1,313	1,558

Total revenues		$28,632	$28,680

Total revenues for the three month period ended June 30, 2001 were $28,632,000 compared to $28,680,000 in 2000, a decrease of approximately $48,000.

Second quarter revenues at Sonesta Beach Resort Anguilla remained virtually the same.    A slight increase in rooms revenues due to a 4% increase in room revenue per available room (“REVPAR”) was offset by decreased food and beverage revenues.    Sonesta Beach Resort Key Biscayne reported a modest increase in revenues of $213,000 in the second quarter compared to last year.   Rooms revenues increased marginally due to a 2% increase in REVPAR, as higher room rates achieved were only partially offset by lower occupancies.   In addition, the resort achieved higher revenues from the newly built Spa, which opened in April 2001. Royal Sonesta Hotel Boston (Cambridge) experienced a 7% decrease in revenues in the 2001 second quarter compared to last year.   Lower demand in Boston and Cambridge, primarily from corporate business, resulted in decreases in revenues  this quarter.  At Royal Sonesta Boston (Cambridge), REVPAR decreased 8% compared to the 2000 quarter, almost entirely due to lower occupancy.   The hotel also experienced decreased telephone revenues, due to lower occupancies and due to increased use of personal cell phones by hotel guests, which is a continuing trend in our domestic hotels.   Royal Sonesta New Orleans had a favorable 2001 second quarter, and increased revenues by 7% from $9,262,000 in the 2000 second quarter to $9,907,000 during the 2001 quarter.    This was almost entirely due to an 8% increase in REVPAR, both from increased occupancy levels as well as a slightly higher average room rate.    In the 2001 second quarter, this increase in rooms demand came mainly from the transient market segment.   Revenues from management activities decreased by $245,000 in the 2001 second quarter compared to a year ago, mainly due to the collection in the 2000 quarter of unrecorded fees and expenses from an Orlando, Florida hotel, which the Company operated previously under a management agreement.

OPERATING INCOME

	OPERATING INCOME (in thousands)

	2001	2000

Sonesta Beach Resort Anguilla, BWI	$(391)	$(409)
Sonesta Beach Resort Key Biscayne	19	1,021
Royal Sonesta Hotel Boston (Cambridge)	2,145	2,771
Royal Sonesta Hotel New Orleans	1,261	978

Operating income from hotels after management and service fees	3,034	4,361
Management activities and other	(396)	(6)

Operating income	$2,638	$4,355

Operating income for the second quarter of 2001 was $2,638,000, compared to operating income of $4,355,000 in 2000, a decrease of approximately $1,717,000.

Operating loss during the second quarter of 2001 at Sonesta Beach Resort Anguilla was $391,000, which was an $18,000 decrease compared to 2000     Sonesta Beach Resort Key Biscayne experienced a decrease in operating income from $1,021,000 during the second quarter of 2000 to $19,000 in the 2001 quarter.   Expenses increased by $1,215,000, which exceeded the modest increase in revenues of $213,000.  The expense increase resulted from increased cost and operating expense from higher labor and energy costs, higher property insurance and real estate tax expense, increased depreciation expense due to the major refurbishments at the resort, increased maintenance expenses, and a non-recurring increase in the cost of rentals, as the hotel has leased temporary office space while renovating the hotel.   Royal Sonesta Hotel Boston (Cambridge) reported a decrease in operating income from $2,771,000 in the second quarter of 2000 to $2,145,000 during the second quarter of 2001.  Revenues during the second quarter of 2001 decreased by $655,000, while expenses during the second quarter decreased by $29,000 compared to last year, which was caused by lower maintenance and workers compensation insurance expense, which helped to offset increased utility costs.   Second quarter operating income at Royal Sonesta Hotel New Orleans increased by $283,000 to $1,261,000 in 2001.   Revenues in the 2001 second quarter rose by $645,000, and expenses increased by $362,000 (a 4% increase compared to 2000), mainly due to increased cost and operating and maintenance expense.   Operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $6,000 in the second quarter of 2000 to $396,000 in the second quarter of 2001.   Revenues decreased by $245,000 during the second quarter, and expenses increased by $145,000, due to increased corporate sales and marketing costs, and higher costs related to the Company’s development activities.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $324,000 in the second quarter of 2001 compared to 2000, due to the additional interest expense incurred following the refinancing in June 2000 of the mortgage loans on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne.     Interest income increased by $108,000 in the 2001 second quarter compared to last year, due to the short term investment of the refinancing proceeds, which were approximately $27 million.

Included in the second quarter of 2000 was a gain from casualty of $450,000, which represented advance payments received during the quarter against a business interruption claim related to Hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first six months of 2001 was higher than the statutory rate due to state taxes provided on the Company’s income from its operations in Louisiana and Florida.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $27,160,000 at June 30, 2001.

During the first six months of 2001, the Company advanced $1,723,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condo hotel that is expected to open in the spring of 2002.    Under its agreements, the Company will loan $5,000,000 to the project to fund part of the construction and furniture, fixtures and equipment costs, and for pre-opening costs and working capital.

The Company has decided to redeem all of its outstanding preferred stock on August 15, 2001, at the redemption price of $27.50 per share.   The total amount required to retire this preferred stock will be $294,000.

In the second quarter of 2001 the Company extended the maturity date of its mortgage loan on Sonesta Beach Resort Anguilla by two years to December 31, 2003.     On the balance sheet at December 31, 2000, this loan was reflected as a short-term liability, based on its original maturity date of December 31, 2001 (see also Note 3—Borrowing Arrangements).

The Company believes that its present cash balances will be more than adequate to meet all of its obligations.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.    The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed and variable rate debt obligations outstanding at June 30, 2001.    This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Fixed rate	$878	$867	$946	$1,014	$1,124	$66,958	$71,787	$71,788
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%
Variable rate	272	272	4,080	--	--	--	4,624	4,624
Average interest rate	6.3%	6.3%	6.3%	--	--	--

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 14, 2001.    All nominees for directors were elected.   The results of the votes with regard to the appointment of the Company’s independent auditors as well as the election of common stock and preferred stock directors are as follows:

	VOTES CAST
MANAGEMENT PROPOSAL	FOR	AGAINST	ABSTAIN

Approval of the appointment of independent auditors for 2001	3,072,775	4,032	3,000

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

George S. Abrams	3,066,695	13,112
Vernon R. Alden	2,926,664	153,143
Joseph L. Bower	3,065,527	14,280
Peter J. Sonnabend	3,066,559	13,248
Roger P. Sonnabend	3,050,983	28,824
Stephanie Sonnabend	3,066,515	13,292
Jean C. Tempel	3,066,695	13,112

ELECTION OF PREFERRED STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

Paul Sonnabend	7,744	220
Stephen Sonnabend	7,744	220

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ BOY VAN RIEL

Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 10, 2001