Form 10-Q
period 2001-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2001-11-09
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

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

Yes   ☒                 No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding

 as of November 8, 2001 -- $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I.Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets— September 30, 2001 and December 31, 2000

Condensed consolidated statements of operations—Three month and nine month periods ended September 30, 2001 and 2000

Condensed consolidated statements of cash flows—Nine month periods ended September 30, 2001 and 2000

Notes to condensed consolidated financial statements—September 30, 2001 and 2000

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition—Three month and nine month periods ended September 30, 2001 and 2000

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Part I  -  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 (unaudited)  and  December 31, 2000

	(in thousands)
	September 30 2001	December 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$15,336	$23,850
Investments in government debt securities	--	10,313
Accounts and notes receivable:
Trade, less allowance of $285 ($270 at December 31, 2000) for doubtful accounts	4,657	6,829
Other, including current portion of long-term receivables and advances	472	918
Total accounts and notes receivable	5,129	7,747
Current portion of deferred taxes	553	630
Inventories	1,395	1,618
Prepaid expenses and other	4,750	1,791

Total current assets	27,163	45,949

Long-term receivables and advances	3,328	1,008

Property and equipment, at cost:
Land and land improvements	9,940	9,940
Buildings	72,587	70,469
Furniture and equipment	44,470	36,969
Leasehold improvements	4,539	2,855
Projects in progress	2,509	2,246
	134,045	122,479

Less accumulated depreciation and amortization	39,145	32,688
Net property and equipment	94,900	89,791

Other long-term assets	1,455	1,565
	$126,846	$138,313

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 (unaudited)  and  December 31, 2000

	(in thousands)
	September 30 2001	December 31 2000

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,678	$6,246
Accounts payable	2,931	5,295
Advance deposits	3,551	4,181
Federal, foreign and state income taxes	234	405
Accrued liabilities:
Salaries and wages	1,577	2,949
Rentals	3,881	6,628
Interest	514	526
Pension and other employee benefits	363	3,777
Other	1,923	1,198

Total accrued liabilities	8,258	15,078

Total current liabilities	16,652	31,205

Long-term debt	74,418	70,764

Deferred federal and state income taxes	5,257	5,524

Other non-current liabilities	1,567	599

Redeemable preferred stock, $25 par value, at redemption value	--	294

Commitments and contingencies

Common stockholders’ equity:
Common stock:.
Class A, $.80 par value:
Authorized – 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	36,122	37,033
Treasury shares—2,404 (2,397 at December 31, 2000), at cost	(12,052)	(11,988)
Total common stockholders’ equity	28,952	29,927
	$126,846	$138,313

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues:
Rooms	$10,527	$13,756	$46,689	$48,670
Food and beverage	4,763	5,999	19,281	20,406
Management, license and service fees	575	1,095	3,246	3,616
Parking, telephone and other	1,995	2,005	7,112	7,085
	17,860	22,855	76,328	79,777
Costs and expenses:
Costs and operating expenses	10,157	10,702	34,043	33,234
Advertising and promotion	1,982	1,919	6,361	6,149
Administrative and general	3,470	4,096	12,456	12,218
Human resources	486	527	1,597	1,567
Maintenance	1,739	1,811	5,699	5,387
Rentals	298	800	4,817	5,179
Property taxes	649	625	1,951	1,874
Depreciation and amortization	2,182	2,022	6,606	6,121
	20,963	22,502	73,530	71,729
Operating income (loss)	(3,103)	353	2,798	8,048

Other income (deductions):
Interest expense	(1,668)	(1,710)	(5,075)	(4,186)
Interest income	270	561	1,160	954
Foreign exchange gain (loss)	8	(3)	(38)	(9)
Gain on sales of assets	35	4	56	14
Gain from casualty	--	225	801	1,175
	(1,355)	(923)	(3,096)	(2,052)

Income (loss) before income taxes	(4,458)	(570)	(298)	5,996
Federal, foreign and state income tax provision (benefit)	(1,397)	(211)	236	2,308
Income (loss) before extraordinary loss on refinancing of debt	(3,061)	(359)	(534)	3,688
Extraordinary loss on refinancing of debt (net of tax)	--	--	--	(274)
Net income (loss)	(3,061)	(359)	(534)	3,414
Retained earnings at beginning of period	39,183	36,510	37,033	33,114
Cash dividends on preferred stock	--	(4)	(6)	(10)
Cash dividends on common stock	--	--	(371)	(371)
Retained earnings at end of period	$36,122	$36,147	$36,122	$36,147

Basic and diluted earnings (loss) per share of common stock	$(0.83)	$(0.10)	$(0.15)	$0.92
Weighted average number of shares outstanding	3,698	3,705	3,701	3,709

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2001	2000
Cash provided (used) by operating activities
Net income (loss)	$(534)	$3,414
Items not (providing) requiring cash
Pension expense	1,057	804
Depreciation and amortization of property and equipment	6,606	6,121
Other amortization	74	(280)
Deferred federal and state income tax provision (benefit)	(190)	980
Gain on sales of assets	(56)	(14)
Deferred interest income	(71)	--
Extraordinary loss on debt refinancing	--	431
Changes in assets and liabilities
Accounts and notes receivable	2,447	2,524
Inventories	223	176
Prepaid expenses and other	(2,965)	(260)
Accounts payable	(1,994)	(3,057)
Advance deposits	(630)	(999)
Federal, foreign and state income taxes	(171)	109
Accrued liabilities	(6,883)	(1,386)
Cash provided (used) by operating activities	(3,087)	8,563

Cash provided (used) by investing activities
Proceeds from sales of assets	71	32
Proceeds from maturities of government debt securities	10,313	--
Purchases of government debt securities	--	(10,100)
Expenditures for property and equipment	(11,725)	(9,306)
New loans and advances	(2,480)	(36)
Payments received on long-term receivables and advances	441	737
Cash used by investing activities	(3,380)	(18,673)

Cash provided (used) by financing activities
Scheduled payments on long-term debt	(941)	(825)
Proceeds from issuance of long-term debt	--	72,000
Cost of financing	--	(1,379)
Payments on refinancing of long-term debt	--	(43,566)
Cash dividends paid	(748)	(752)
Redemption of preferred stock	(294)	--
Purchase of treasury stock	(64)	(80)
Cash provided (used) by financing activities	(2,047)	25,398

Net increase (decrease) in cash	(8,514)	15,288
Cash and cash equivalents at beginning of period	23,850	7,876
Cash and cash equivalents at end of period	$15,336	$23,164

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2001 nine month period and the 2000 nine month period was approximately $5,087,000 and $4,338,000, respectively. Cash paid for income taxes in the 2001 nine month period and the 2000 nine month period was approximately $597,000 and $1,219,000, respectively.

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2.             Long-Term Receivables and Advances

	(in thousands)
	September 30, 2001	December 31, 2000
Sharm El Sheikh, Egypt (a)	$669	$781
Cairo, Egypt	--	140
Sonesta Hotel & Suites Coconut Grove, Miami, Florida (b)	2,551	--
Other	317	621
Total long-term receivables	3,537	1,542
Less: current portion	209	534
Net long-term receivables	$3,328	$1,008

(a)

This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of Sonesta Beach Resort, Sharm El Sheikh. The loan agreement was amended in 1999. The loan bears interest at the prime rate and is adjusted semi-annually. The interest rate charged at September 30, 2001 was 7%.  This loan is being repaid in 60 monthly installments, commencing January 2000.

(b)

This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami. This hotel is presently under construction and is scheduled to open in the spring of 2002. The Company will loan $4,000,000 to fund construction and furniture, fixtures and equipment costs, and $1,000,000 for pre-opening costs and working capital.  The construction and FF&E loan bears interest at the prime rate (6% at September 30, 2001) plus ¾%. No interest will be charged on the $1,000,000 pre-opening loan.  Following the opening of the hotel, these loans will be repaid, pre-opening loan first, out of profits that would otherwise be available for distribution to the owner of the hotel.

3.             Borrowing Arrangements

Credit Line

The Company has a $2,000,000 line of credit which expires on September 29, 2002.      This line of credit bears interest at the prime rate (6% at September 30, 2001).    The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.   No amounts were outstanding under this line of credit at September 30, 2001.

Long-Term Debt

	(in thousands)
	September 30, 2001	December 31, 2000
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.: First mortgage note (a)	40,498	40,802

	$	$
Sonesta Beach Resort Limited Partnership: First mortgage note (b)	30,621	30,850
Sonesta Hotels of Anguilla, Ltd: First mortgage note (c)	4,488	4,896
Other	489	462
	76,096	77,010
Less: current portion of long-term debt	1,678	6,246
Total long-term debt	$74,418	$70,764

(a)

This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property. This property is included in fixed assets at a net book value of $25,104,000 at September 30, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments of principal and interest are $332,911. The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.

(b)

This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  This property is included in fixed assets at a net book value of $44,623,000 at September 30, 2001. The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule. Monthly payments of principal and interest are $251,713. The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.

(c)

This loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel’s furniture, fixtures and equipment.  This property is included in fixed assets at a net book value of $11,899,000 at September 30, 2001. In addition, $1,900,000 is secured by a Company guaranty. During 2001, the maturity date of this loan was extended by two years until December 31, 2003. This loan requires minimum principal payments of $136,000 during the remainder of 2001, and $272,000 in each of the years 2002 and 2003. In addition, principal payments are required equal to 25% of the hotel’s annual excess cash flow, as defined. The balance of $3,808,000 is due on the revised maturity date of December 31, 2003. The interest rate on the loan is LIBOR plus 2.25%. The interest rate at September 30, 2001 was 5.8%.

4.             Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Direct departmental costs
Rooms	$3,429	$3,698	$11,465	$11,465
Food and beverage	4,650	5,023	15,889	15,901
Heat, light and power	925	891	2,977	2,453
Other	1,153	1,090	3,712	3,415
	$10,157	$10,702	$34,043	$33,234

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

	(in thousands)
	Nine Months Ended September 30
	2001	2000
Deferred federal income tax provision (benefit)	$(190)	$980
Current federal income tax provision	27	639
Current foreign income tax provision	145	334
Current state income tax provision	254	355
	$236	$2,308

6.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month and nine month periods ending September 30, 2001 and 2000 follows:

Three month period ended September 30, 2001

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$17,280	$580	$17,860
Operating income (loss) before depreciation and amortization expense	77	(998)	(921)
Depreciation and amortization	(2,072)	(110)	(2,182)
Interest income (expense), net	(1,642)	244	(1,398)
Other income, net	--	43	43
Segment pre-tax loss	(3,637)	(821)	(4,458)

Segment assets	103,234	23,612	126,846
Segment capital additions	4,440	63	4,503

Nine month period ended September 30, 2001

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$73,035	$3,293	$76,328
Operating income (loss) before depreciation and amortization expense	11,171	(1,767)	9,404
Depreciation and amortization	(6,276)	(330)	(6,606)
Interest income (expense), net	(4,998)	1,083	(3,915)
Other income (deductions), net	806	13	819
Segment pre-tax profit (loss)	703	(1,001)	(298)

Segment assets	103,234	23,612	126,846
Segment capital additions	11,365	360	11,725

Three month period ended September 30, 2000

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$21,756	$1,099	$22,855
Operating income (loss) before depreciation and amortization expense	2,955	(580)	2,375
Depreciation and amortization	(1,907)	(115)	(2,022)
Interest income (expense), net	(1,357)	208	(1,149)
Other income (deductions), net	229	(3)	226
Segment pre-tax loss	(80)	(490)	(570)

Segment assets	115,910	17,668	133,578
Segment capital additions	4,170	76	4,246

Nine month period ended September 30, 2000

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$75,895	$3,882	$79,777
Operating income (loss) before depreciation and amortization expense	14,723	(554)	14,169
Depreciation and amortization	(5,776)	(345)	(6,121)
Interest income (expense), net	(3,697)	465	(3,232)
Other income (deductions), net	1,185	(5)	1,180
Segment pre-tax profit (loss)	6,435	(439)	5,996

Segment assets	115,910	17,668	133,578
Segment capital additions	8,943	363	9,306

7.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.   The following table sets forth the computation of basic earnings per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(3,061)	$(359)	$(534)	$3,414
Preferred stock dividends	--	(4)	(6)	(10)

Numerator for earnings per share	$(3,061)	$(363)	$(540)	$3,404

Denominator:
Weighted average number of shares outstanding	3,698	3,705	3,701	3,709

Earnings (loss) per share of common stock	$(0.83)	$(0.10)	$(0.15)	$0.92

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 2001 COMPARED TO 2000

For the nine month period ending September 30, 2001 the Company recorded a net loss of $534,000, or $(0.15) per common share, compared to net income of $3,414,000, or $0.92 per common share, in the same period in 2000.   Lower demand from both the transient and group market segments as a result of the September 11 events and a slowing economy will have a severe impact on the Company’s 2001 earnings.     The Company expects to report a loss for the year 2001, as the current conditions will also affect business levels during the fourth quarter of 2001.   This loss will be caused primarily by lower earnings from the Company’s Boston (Cambridge) and Key Biscayne hotels, and lower fee income from management activities.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2001	2000
Sonesta Beach Resort Anguilla, BWI	100	$3,685	$2,595
Sonesta Beach Resort Key Biscayne	300	21,335	22,188
Royal Sonesta Hotel Boston (Cambridge)	400	20,931	23,684
Royal Sonesta Hotel New Orleans	500	27,084	27,428
Management and service fees and other revenues		3,293	3,882
Total revenues		$76,328	$79,777

Total revenues for the first nine months of 2001 were $76,328,000 compared to $79,777,000 in 2000, a decrease of approximately $3,449,000.

Sonesta Beach Resort Anguilla was closed from November 17, 1999, until February 10, 2000 to repair damages sustained by Hurricane Lenny, which accounts for the lower operating revenues in the 2000 period.    Revenues at Sonesta Beach Resort Key Biscayne decreased by $853,000 in the nine month period ending September 30, 2001 compared to the same period in 2000, due to lower room revenues as a result of softening demand from both the transient and group markets.    Room revenue per available room (“REVPAR”) declined by 5% in the 2001 period compared to last year, due to lower occupancy levels.    Royal Sonesta Hotel Boston (Cambridge) experienced a decline in revenues of $2,753,000 in the first nine months of 2001 compared to a year ago.    Room revenues declined by $2,230,000 due to a 20% drop in the hotel’s REVPAR, both from lower occupancy levels and a slightly lower average rate.    Revenues at Royal Sonesta Hotel New Orleans decreased by $344,000 to $27,084,000 in the nine month period ending September 30, 2001 compared to last year.  This was caused by a decrease in revenues due to cancellations resulting from the September 11 events.   Before September 11, the hotel’s revenues increased slightly compared to last year.   Revenues from management activities decreased by $589,000 in the first nine month of 2001 compared to 2000, due to lower corporate revenues for reservations and design services, and lower fee income from hotels operated under management agreements.

OPERATING INCOME

	OPERATING INCOME (in thousands)
	2001	2000
Sonesta Beach Resort Anguilla, BWI	$(674)	$(1,885)
Sonesta Beach Resort Key Biscayne	(181)	2,389
Royal Sonesta Hotel Boston (Cambridge)	2,746	5,376
Royal Sonesta Hotel New Orleans	3,004	2,695
Operating income from hotels after management and service fees	4,895	8,575
Management activities and other	(2,097)	(527)
Operating income	$2,798	$8,048

Operating income for the nine-month period ended September 30, 2001 was $2,798,000, compared to operating income of $8,048,000 in 2000, a decrease of approximately $5,250,000.

Sonesta Beach Resort Anguilla had an operating loss of $674,000 during the nine month period ending September 30, 2001 compared to a loss of $1,885,000 during the same period last year.    Revenues were lower by $1,090,000 in the 2000 period, because the hotel was closed until February 10, 2000 to repair damage from Hurricane Lenny, which struck the island in November 1999.  Sonesta Beach Resort Key Biscayne had an operating loss of $181,000 during the first nine months of 2001 compared to operating income of $2,389,000 in 2000, a decrease of approximately $2,570,000.     Revenues decreased by $853,000, and expenses increased by $1,717,000 compared to last year.    The increase in expenses was primarily due to higher labor costs, higher depreciation expense as a result of major renovations and refurbishments over the past three years, and higher sales and marketing and maintenance costs.   Operating income at the Royal Sonesta Hotel Boston (Cambridge) decreased by $2,630,000 to $2,746,000 in the first nine months of 2001 compared to 2000, due to a decline in revenues in 2001 of $2,753,000 compared to 2000.    Royal Sonesta Hotel New Orleans increased operating income by $309,000 to $3,004,000 in the nine month period ending September 30, 2001 compared to the same period last year.  Revenues decreased $344,000 compared to last year, but expenses were lower by $653,000.    The decrease in expenses was primarily due to a decrease of $609,000 in rent due under the lease under which the Company operates the hotel, as a result of higher expenditures for improvements and replacements of FF&E, which are deductible for purposes of calculating rent expense.    Operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $527,000 in the first nine months of 2000 to $2,097,000 in the same period in 2001.     Revenues from management activities decreased by $589,000, and expenses rose by $981,000, mainly due to severence costs incurred in 2001 associated with the outsourcing of the Company’s design function, and higher costs related to development activities, sales and marketing costs and other corporate services provided to the hotels.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $889,000 in the first nine months of 2001, due to the additional expense incurred following the refinancing in June 2000 of the mortgage loans on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne.   The proceeds from this refinancing were approximately $27 million.     Interest income increased by $206,000 in the first nine months of 2001 compared to 2000, primarily due to the short term investment of the aforementioned refinancing proceeds, and interest earned on loans made to the owner of the Sonesta Hotels & Suites Coconut Grove, which is scheduled to open in the spring of 2002.

Included in gain from casualty in the first nine months of 2001 is $801,000 from the final settlement of a business interruption insurance claim related to Hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.    The resort was closed for repairs from November 17, 1999 until February 10, 2000.     Included in the first nine months of 2000 was a gain from casualty of $1,175,000, which represented advance payments received last year against the same business interruption claim.

THIRD QUARTER 2001 COMPARED TO 2000

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2001	2000
Sonesta Beach Resort Anguilla, BWI	100	$555	$547
Sonesta Beach Resort Key Biscayne	300	3,764	5,082
Royal Sonesta Hotel Boston (Cambridge)	400	6,561	8,635
Royal Sonesta Hotel New Orleans	500	6,400	7,492
Management and service fees and other revenues		580	1,099
Total revenues		$17,860	$22,855

Total revenues for the three month period ended September 30, 2001 were $17,860,000 compared to $22,855,000 in 2000, a decrease of approximately $4,995,000.

Revenues at Sonesta Beach Resort Anguilla remained virtually the same during the third quarter, which is typically the slowest quarter of the year.  Sonesta Beach Resort Key Biscayne had total revenues of $3,764,000 during the third quarter of 2001, compared to $5,082,000 in the third quarter of 2000.    REVPAR during the 2001 third quarter was down 28% from last year due to much lower occupancies, which in turn led to reduced food and beverage and other revenues.    Numerous cancellations after the September 11 events lowered occupancies sharply during September 2001.  The situation was not different at Royal Sonesta Hotel Boston (Cambridge).  Of the total decrease in the 2001 third quarter revenues of $2,074,000, lower September 2001 revenues accounted for $1,244,000.  REVPAR during the 2001 third quarter decreased 29% compared to the same quarter in 2000.    The September 11 events and slowing economy has effected revenues at the Royal Sonesta Hotel New Orleans to a much lesser extent.  Of the decrease in revenues of $1,092,000 during the third quarter of 2001 compared to last year, an amount of $838,000 was attributable to the month of September.    Revenues from management activities decreased from $1,099,000 in the third quarter of 2000 to $580,000 in the 2000 quarter.   This is due to reduced fee income from managed hotels, in particular from Chateau Sonesta Hotel New Orleans and the Company’s Egyptian operations, and lower fee income from corporate reservations and other services.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2001	2000
Sonesta Beach Resort Anguilla, BWI	$(573)	$(746)
Sonesta Beach Resort Key Biscayne	(2,470)	(1,085)
Royal Sonesta Hotel Boston (Cambridge)	638	2,259
Royal Sonesta Hotel New Orleans	409	496
Operating income (loss) from hotels after management and service fees	(1,996)	924
Management activities and other	(1,107)	(571)
Operating income (loss)	$(3,103)	$353

Operating loss for the third quarter of 2001 was $3,103,000, compared to operating income of $353,000 in 2000, a decrease of approximately $3,456,000.

Operating loss during the 2001 third quarter at Sonesta Beach Resort Anguilla improved by $173,000 to $573,000, due to decreases in expenses of $166,000 compared to last year.  These decreases were related to lower cost and operating expenses, and lower maintenance and marketing costs.   The third quarter 2001 operating loss at Sonesta Beach Resort Key Biscayne was $2,470,000, compared to $1,085,000 in the same quarter last year, due to decreases in revenues of $1,318,000.    Royal Sonesta Hotel Boston (Cambridge) recorded operating income of $638,000 during the 2001 third quarter, compared to $2,259,000 in the 2000 third quarter, a decrease of approximately $1,621,000. Revenue  decreases of $2,074,000 during the third quarter were partly offset by savings in cost and operating, administrative and general and advertising expenses of $453,000.   Third quarter 2001 operating income at Royal Sonesta New Orleans was $409,000 compared to $496,000 in the same period last year, a decrease of $87,000.    Decreased revenues of $1,092,000 were almost entirely offset by a decrease in expenses of $1,005,000, primarily in cost and operating, maintenance, administrative and general and rent expense.   The decrease in rent expense is for the most part due to increased expenditures for improvements and purchases of FF&E, which are deducted from net income for purposes of calculating rent due under the hotel lease.   Operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $571,000 in the 2000 third quarter to $1,107,000 during the third quarter of 2001, primarily due to lower income of $519,000 in the 2001 quarter.

OTHER INCOME (DEDUCTIONS)

Interest income in the third quarter of 2001 was $270,000 compared to $561,000 in the 2000 third quarter, mainly because of lower investment income on the Company’s cash balances.   The rates of return on short term cash investments have decreased dramatically compared to a year ago.

Included in the third quarter of 2000 was a gain from casualty of $225,000, which represented advance payments received during the quarter against a business interruption claim related to Hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes is higher than the statutory rate primarily because of state taxes payable on the Company’s income from Royal Sonesta New Orleans, and because of foreign taxes provided on the Company’s management income from its Egyptian operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $15,336,000 at September 30, 2001.

During the first nine months of 2001, the Company advanced $2,551,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condo hotel that is expected to open in the spring of 2002.    Under its agreements, the Company will loan $5,000,000 to the project to fund part of the construction and furniture, fixtures and equipment costs, and for pre-opening costs and working capital.

During the third quarter of 2001, the Company redeemed its outstanding preferred stock at the redemption price of $27.50 per share, for a total amount of $294,000.

In September 2001 the Company contributed $3,496,000 to its Pension Plan.

Due to the sharp increases in the cost of property insurance, the Company has decided to self insure the windstorm risk for Sonesta Beach Resort Anguilla, and to allow for higher deductibles and limits on insured amounts for windstorm losses for Sonesta Beach Resort Key Biscayne.

The Company believes that its present cash balances will be more than adequate to meet all of its obligations.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.    The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed and variable rate debt obligations outstanding at September 30, 2001.    This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed rate	$699	$867	$946	$1,014	$1,124	$66,958	$71,608	$71,608
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%
Variable rate	$136	$272	$4,080	--	--	--	$4,488	$4,488
Average interest rate	5.8%	5.8%	5.8%	--	--	--

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended September 30, 2001

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

Date: November 8, 2001