Form 10-K
period 2001-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2002-03-28
CIK 91741

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on March 15, 2002 was $5,641,338.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 15, 2002 was 3,698,230.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 2002 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 13 through 17 of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

     (a) General Development of Business. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; New Orleans, Louisiana; and Anguilla, B.W.I. It also operates, under management agreements, hotels in Southampton, Bermuda; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. In April 2002, the Company will open a condominium hotel consisting of up to 364 hotel guestrooms in Coconut Grove, in Florida, which the Company will operate under a management contract, and the Company has agreed to provide $5 million of loans to this project. The Company has also entered into management agreements to operate new hotels being created in Biloxi, Mississippi; and in Taba, Ras Sudr and Nuweiba, Egypt; these projects are expected to open in 2002 or 2003. The Company has for several years licensed the use of the Sonesta name to a hotel called Aruba Sonesta Beach Resort at Seaport Village, in Aruba, but this license arrangement will terminate in April 2002. The Company has entered into master franchise agreements for Peru and Italy, and currently licenses six (6) hotels in Peru, and four (4) hotels, including a 10th century castle, in Tuscany, Italy. In March 2001, the Company entered into a master franchise agreement for Brazil.

     (b) Refer to Note 8 to the Company's consolidated financial statements (pages 18 and 19 of the 2001 Annual Report to Shareholders) for information concerning the segment(s) in which the Company operates.

     (c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2001, the Company made such capital expenditures totaling approximately $25,428,000.

          The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

          The Company has approximately 1750 employees. Approximately 270 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

          The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2001, 2000, and 1999. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year. Sonesta Beach Resort Anguilla was closed due to damage caused by Hurricane Lenny from November 17, 1999 through February 10, 2000. The 1999 and 2000 room statistics are based on the number of days the resort was open for business.

                                                                                           TOTAL
                                                   NUMBER OF     YEAR BUILT              REVENUES
HOTEL                                                ROOMS       OR ACQUIRED           (IN THOUSANDS)
-----                                                -----       -----------           --------------
                                                                                2001        2000      1999
                                                                                ----        ----      ----
Sonesta Beach Resort Anguilla,  B.W.I.     Owned       100         1995         $ 4,750   $ 3,810   $ 4,190
Sonesta Beach Resort Key Biscayne          Owned       300         1998          26,144    28,972    28,129
Royal Sonesta Hotel Boston (Cambridge)     Owned       400         1963/1984     26,831    31,765    29,240
Royal Sonesta Hotel New Orleans            Leased      500         1969          36,299    37,201    34,959

                                                   AVERAGE                   AVERAGE
                                                  OCCUPANCY                   DAILY
                                                  PERCENTAGE                  RATE
                                                  ----------                  ----
HOTEL                                      2001     2000     1999     2001    2000    1999
-----                                      ----------------------     --------------------
Sonesta Beach Resort Anguilla,  B.W.I.     37.3%    34.9%    45.6%    $240    $227    $219
Sonesta Beach Resort Key Biscayne          63.2%    73.9%    76.7%     211     211     207
Royal Sonesta Hotel Boston (Cambridge)     66.3%    77.1%    75.0%     173     183     174
Royal Sonesta Hotel New Orleans            83.0%    83.3%    82.3%     167     168     159

                                                  "REVPAR"
                                                  --------
HOTEL                                      2001     2000     1999
-----                                      ----     ----     ----
Sonesta Beach Resort Anguilla,  B.W.I.     $ 90     $ 79     $100
Sonesta Beach Resort Key Biscayne           134       156     158
Royal Sonesta Hotel Boston (Cambridge)      115       141     130
Royal Sonesta Hotel New Orleans             139       140     131

          The Company has established and maintains trademark protection for certain service marks it uses in conducting its bus7iness, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

          For revenues by class of service for the three years ended December 31, 2001, reference is made to the Consolidated Statements of Operations which appear on page 9 of the 2001 Annual Report to Shareholders.

     (d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference from Note 8 on pages 18 and 19 of the 2001 Annual Report to Shareholders.

ITEM 2.   PROPERTIES

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in three hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts; Sonesta Beach Resort, Key Biscayne, Florida; and Sonesta Beach Resort Anguilla, B.W.I. Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 16 and 17 of the Company's 2001 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property, the Key Biscayne, Florida property, and the Anguilla property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two remaining ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; Coconut Grove (Miami), Florida (opening April 2002); New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has granted licenses for the use of its name to a hotel in Aruba (terminating April 2002), six (6) hotels in Peru, and four (4) hotels, including a 10th century castle, in Tuscany, Italy.

In addition to the properties listed above, the Company leases space for its executive offices at 200 Clarendon Street, Boston, Massachusetts 02116. Effective April 30, 2002, that lease will terminate. The Company has committed to a new 10-year lease, and will relocate its executive offices to 116 Huntington Avenue, Boston, Massachusetts 02116, at the end of April 2002.

ITEM 3.   LEGAL PROCEEDINGS

In early 1997, Sonesta Hotels of Anguilla Limited ("SHAL") filed a lawsuit in The Court of First Instance, in Curacao, Netherlands Antilles, against the insurance company that was insuring the resort in Anguilla that the Company acquired in November 1995, when it incurred damage from Hurricane Luis, in September 1995. In the suit, SHAL seeks to establish its entitlement to business interruption coverage for periods subsequent to the date SHAL acquired ownership of the Resort. The insurer, Ennia Caribe Schade N.V., has taken the position that (1) it has no obligation to fund business losses realized after the date of sale, and (2) the applicable policy does not recognize business losses incurred after the Resort was restored and reopened. Following an interim judgment in September 1998, in April 1999 the Court of First Instance, Curacao Circuit, entered final declaratory judgment in favor of SHAL. Ennia appealed both judgments to the Court of Appeal, and SHAL filed an accessory appeal to two matters addressed in the final judgment and, again, seeking a declaratory judgment. By judgment rendered in May 2000, the Court of Appeal ruled in Ennia's favor, and set aside the final judgment. SHAL has appealed this ruling to the Supreme Court in The Hague, The Netherlands, and a decision is expected shortly. While the Company is vigorously pursuing its claims against Ennia Caribe, it is not able to predict with certainty how this lawsuit will be resolved. No amounts which may be recoverable in this lawsuit have been reflected in the Company's financial statements.

The Company is from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2001 Annual Report to Shareholders.

A dividend of $ .10 per share was paid on the Company's common stock in July 2000 and a dividend of $ .10 per share was declared on the Company's common stock in December 2000, but was paid in January 2001. A dividend of $ .10 per share was paid on the Company's common stock in July 2001 and a dividend of $ ..10 per share was declared on the Company's common stock in December 2001, but was paid in January 2002. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 12 of the 2001 Annual Report to Shareholders.

During the third quarter of 2001, the Company redeemed its outstanding preferred stock at the redemption price of $27.50 per share, for a total amount of $294,000.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data, on page 2 of the 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information is incorporated by reference from pages 3 through 6 of the 2001 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from page 7 of the 2001 Annual Report to Shareholders.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 5, 2002, are incorporated herein by reference from the 2001 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 7 of the 2001 Annual Report to Shareholders, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.        DIRECTORS OF THE COMPANY AND COMPLIANCE WITH SECTION 16 (a)

          The information required by this item is incorporated herein by reference from the proxy statement for the 2002 Annual Meeting of Stockholders, which will be held on May 6, 2002.

B.        THE EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

                                                                         EMPLOYMENT HISTORY
        NAME                     PRESENT POSITION            AGE          1997 TO PRESENT
        ----                     ----------------            ---          ---------------
Roger P. Sonnabend           Chairman of the Board and        76  Chairman and Chief Executive Officer
                             Chief Executive Officer

Stephanie Sonnabend          President                        49  President

Paul Sonnabend               Chairman of the Executive        74  Chairman of the Executive Committee and
                             Committee and Chief                  Chief Financial Officer
                             Financial Officer

Stephen Sonnabend            Senior Vice President            70  Senior Vice President

Boy van Riel                 Vice President and Treasurer     43  Vice President and Treasurer

Peter J. Sonnabend           Vice Chairman, Vice              48  Vice Chairman, Vice President and Secretary
                             President and Secretary

William E. Murphy, Jr.       Vice President, Sales and        52  Regional Director of Sales and Marketing,
                             Marketing                            Starwood Hotels, from 1998 until March
                                                                  2001; Area Director of Hotel Sales,
                                                                  Interstate Hotels, 1998; until 1998,
                                                                  Divisional Director of Marketing, Omni
                                                                  Hotels

Carol Beggs                  Vice President, Technology       41  Director of Information Systems until
                                                                  November 1999

Felix Madera                 Vice President, International    53  Vice President, International

                                                                         EMPLOYMENT HISTORY
        NAME                     PRESENT POSITION            AGE          1997 TO PRESENT
        ----                     ----------------            ---          ---------------
Peter Koerner                Vice President, Facilities      41   Facility Director, Stardust Hotel & Casino,
                                                                  until March 2001

Kathy Rowe                   Vice President, Food and        43   Director of Food and Beverage until May 1999
                             Beverage

Jacqueline Sonnabend         Executive Vice President        47   Executive Vice President

Hans U. Wandfluh             Vice President                  67   Vice President; also President and General
                                                                  Manager, Royal Sonesta Hotel, New Orleans,
                                                                  Louisiana

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by these items is incorporated by reference from the proxy statement for the 2002 Annual Meeting of Stockholders, which will be held on May 6, 2002.

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

(b)       Reports on Form 8-K filed during the last quarter of 2001:  None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Item 14 (a) (1) and (2)                      References (Page)

                                                              2001 Annual Report
                                           Form 10-K           to  shareholders*
                                           ---------         -------------------
Consolidated Balance Sheets
at December 31, 2001 and 2000 . . . . . .                              10 - 11

For the years ended December 31,
2001, 2000, and 1999:

          Consolidated Statements of
          Operations . . . . . . . . . . .                                   9

          Consolidated Statements of
          Stockholders' Equity  . . . . .                                   12

          Consolidated Statements of
          Cash Flows . . . . . . . . . . .                                  13

          Notes to Consolidated
          Financial Statements  . . . . .                              14 - 20

Consolidated Financial Statement
Schedule for the year ended
December 31, 2001:

II.       Consolidated Valuation and
          Qualifying Accounts . . . .           12

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

----------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                                   SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2001

                                            Balance       Amounts                     Balance
                                            Beginning     Charged        Amounts      End of
                                            Of Year       To Income     Written Off   Year
                                            ---------     ---------     -----------   -------
YEAR ENDED DECEMBER 31, 1999

     Allowance for doubtful accounts        $ 140,822     $ 154,293     $ (35,532)    $ 259,583
                                            =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 2000

     Allowance for doubtful accounts        $ 259,583     $  30,006     $ (19,411)    $ 270,178
                                            =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 2001

     Allowance for doubtful accounts        $ 270,178     $  80,312     $ (90,950)    $ 259,540
                                            =========     =========     =========     =========

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                                INDEX TO EXHIBITS

NUMBER              DESCRIPTION                                                                   PAGE NOS.
------              -----------                                                                   ---------
3.1                 Certificate of Incorporation as amended to date. (6)

3.2                 Company By-laws, as amended to date. (10)

10.1 (a)            Management Agreement, between Sonesta Coconut Grove, Inc.                      20 - 82
                    ("SCG"), and Mutiny on the Park, Ltd. ("Mutiny"),
                    dated December 22, 2000.

10.1 (b)            Letter of Amendment of Management Agreement, between SCG and                   83 - 84
                    Mutiny, dated January 5, 2001.

10.1 (c)            Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin                 85 - 90
                    Borkowsky ("Dunin"), dated December 22,2000.

10.1 (d)            Promissory Note ($1,000,000) in favor of SCG, dated December 22, 2000.         91 - 92

10.1 (e)            Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000.         93 - 94

10.1 (f)            Collateral Pledge and Escrow Agreement ($1,000,000) dated December 22,         95 - 106
                    2000.

10.1 (g)            Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22,       107 - 118
                    2000.

10.2 (a)            First Allonge to $2,000,000  Commercial  Promissory Note dated September            119
                    29, 2000 (the  "Note"),  extending the maturity of the Note to September
                    29, 2002.

10.2 (b)            Commercial Promissory Note ($2,000,000) from Sonesta
                    International Hotels Corporation ("Sonesta") to Citizens
                    Banks of Massachusetts ("Citizens"), dated September 29,
                    2000. (15)

10.2 (c) Commitment Letter agreement, dated September 29, 2000, between Sonesta and Citizens. (15)

10.3 (a)            Amended and Restated Promissory Note ($41,000,000), dated
                    May 30, 2000, from the Trustees of Charterhouse of Cambridge
                    Trust ("Trust") and Sonesta of Massachusetts, Inc. ("Sonesta
                    Mass") to SunAmerica Life Insurance Company ("SunAmerica").
                    (15)

NUMBER              DESCRIPTION                                                                   PAGE NOS.
------              -----------                                                                   ---------
10.3 (b)            Mortgage and Loan Modification Agreement, dated as of May
                    30, 2000, between Trust and Sonesta Mass, and SunAmerica.
                    (15)

10.3 (c) Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30,
                    2000, between Trust, Sonesta Mass, and Sonesta International
                    Hotels Corporation ("Sonesta"), and SunAmerica. (15)

10.3 (d)            Deficiency Guaranty Agreement, dated as of May 30, 2000,
                    between Trust, Sonesta Mass, and SunAmerica, "Escrow Agent".
                    (15)

10.4 (a) Consolidated and Renewed Promissory Note ($31,000,000), dated May 30, 2000, from Sonesta Beach Resort Limited
                    Partnership ("Partnership") to SunAmerica. (15)

10.4 (b)            Consolidated, Amended and Restated Mortgage, Security
                    Agreement, Fixture Filing, Financing Statement and
                    Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica. (15)

10.4 (c)            Mortgage, Security Agreement, Fixture Filing, Financing
                    Statement and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica. (15)

10.4 (d) Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta and SunAmerica. (15)

10.4 (e) Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the Partnership and SunAmerica. (15)

10.4 (f) Environmental Indemnity Agreement, dated as of May 30, 2000, between the Partnership, Sonesta and SunAmerica. (15)

10.5 (a) Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of Tourism and Sonesta International Hotels
                    Limited ("SIHL"). (11)

10.5 (b)            (Personal) Guaranty of Hisham Aly, dated as of December 18,
                    1996. (11)

10.5 (c) Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2)
                    outstanding loan balances). (11)

NUMBER              DESCRIPTION                                                                   PAGE NOS.
------              -----------                                                                   ---------
10.5 (d)            "Amendment to Loan Agreement", dated April 29, 1997, between Masters of Tourism and SIHL.  (12)

10.5 (e)            (Personal) Guaranty of Hisham Aly, dated as of April 29, 1997.  (12)

10.5 (f)            Second  Amendment to Loan  Agreement,  dated  September 15, 1998, between Masters of Tourism and SIHL.  (13)

10.5 (g) Third Amendment to Loan Agreement, dated January 1, 2000, between Masters of Tourism and SIHL. (14)

10.6 (a)            Indenture of Lease,  dated June 26, 1979,  between John  Hancock
                    Mutual Life  Insurance  Company ("John Hancock") and Sonesta
                    International Hotels Corporation ("Sonesta").  (4)

10.6 (b) "Second Amendment to Lease" between John Hancock and Sonesta, dated March 22, 1994. (8)

10.6 (c)            "Third Amendment to Lease" between John Hancock and Sonesta, dated June, 1994.  (8)

10.6 (d)            "Lease Termination Agreement" between John
                    Hancock Life Insurance Company (formerly known as
                    John Hancock Mutual Life Insurance Company) and
                    Sonesta, dated February 28, 2002.

10.7 (a)            Extension of Lease by Royal Sonesta, Inc., dated August
                    6, 1993. (7)

10.7 (b)            Agreement, dated September 9, 1993, between Royal
                    Sonesta, Inc. and Aetna Life Insurance Company. (7)

10.8 (a)            Hotel Lease, dated December 12, 1967, between Chateau
                    Louisiane,  Inc., as "Landlord",  and The Royal Orleans,
                    Inc., as "Tenant". (1)

10.8 (b)            Hotel  lease-Amendment  No. 1, dated  November  26, 1973,  between
                    Chateau  Louisiane,  Inc. and Louisiana Sonesta Corporation. (2)

10.8 (c)            Hotel  Lease-Amendment No. 2, dated September 1, 1977, between
                    Chateau Louisiane,  Inc. and Royal Sonesta, Inc. (3)

NUMBER              DESCRIPTION                                                                   PAGE NOS.
------              -----------                                                                   ---------
10.8 (d)            Hotel  Lease-Amendment  No. 3, dated September 17,
                    1981, between Aetna Life Insurance Company and
                    Royal Sonesta, Inc. (5)

10.9 (a)            Restated Employment Agreement,  dated January 1,
                    1992, between the Registrant and Paul Sonnabend,
                    together with    letter  agreement  regarding   permanent
                    and  total  disability.   (6) (Management contract
                    under Item 601 (10)(iii) (A))

10.9 (b) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (6) (Management contract under Item 601 (10)
                    (iii) (A)).

10.9 (c) Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (6) (Management contract under Item 601 (10)
                    (iii) (A)).

10.10               Lease, dated September 21, 1991, between "the Crown" and
                    Casablanca Resorts Development of Anguilla Limited ("CRDAL")
                    (assumed by Sonesta Hotels of Anguilla Limited
                    ("Sonesta Anguilla") in November 1995). (9)

10.11 (a)           Debenture,  dated November 28, 1995, between Scotiabank
                    Anguilla Limited  ("Scotiabank") and Sonesta Anguilla (9)

10.11 (b)           Debenture  ($6,390,000)  from  Sonesta  Anguilla  to
                    Scotiabank,  dated  December  1996 (evidencing additional
                    $1,700,000 loan). (11)

10.11 (c)           Commitment Letter, dated March 13, 2000, between
                    Scotiabank and Sonesta Anguilla. (14)

10.11 (d)           Renewal  of  two  (2)  credit  facilities:   $3,327,750                       120 - 125
                    and  $1,296,250 between  Sonesta Anguilla
                    and Scotiabank, dated June 13, 2001.

10.12               (Letter) Lease Agreement, dated June 3, 1996, between
                    Sonesta Anguilla and Amsterdam Sonesta Corporation
                    (subsequently renamed Anguilla Hotel Management, Inc.) (11)

NUMBER              DESCRIPTION                                                                   PAGE NOS.
------              -----------                                                                   ---------
13                  Annual Report to Security  Holders for the calendar year
                    ended  December 31, 2001                                                      126 - 147

21                  Subsidiaries of the Registrant.                                                     148

23                  Consent of Ernst and Young LLP filed herewith.                                      149

----------
(1)       Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)       Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)       Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)       Incorporated by reference to the Company's 1979 Report on Form 10-K.
(5)       Incorporated by reference to the Company's 1981 Report on Form 10-K.
(6)       Incorporated by reference to the Company's 1992 Report on Form 10-K.
(7)       Incorporated by reference to the Company's 1993 Report on Form 10-K.
(8)       Incorporated by reference to the Company's 1994 Report on Form 10-K.
(9)       Incorporated by reference to the Company's 1995 Report on Form 8-K.
(10)      Incorporated by reference to the Company's 1995 Report on Form 10-K.
(11)      Incorporated by reference to the Company's 1996 Report on Form 10-K.
(12)      Incorporated by reference to the Company's 1997 Report on Form 10-K.
(13)      Incorporated by reference to the Company's 1998 Report on Form 10-K.
(14)      Incorporated by reference to the Company's 1999 Report on Form 10-K.
(15)      Incorporated by reference to the Company's 2000 Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
                  (Registrant)

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Boy van Riel
              Vice President and Treasurer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Roger P. Sonnabend
              Chairman of the Board and Chief Executive Officer

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Boy van Riel
              Vice President and Treasurer, Principal
              Financial and Accounting Officer

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Paul Sonnabend
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Peter J. Sonnabend
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Stephanie Sonnabend
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Stephen Sonnabend
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              George S. Abrams
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Vernon R. Alden
               Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Joseph L. Bower
              Director

By: /s/                                            Date: March 15, 2002
       -----------------------------
              Jean C. Tempel
              Director
                                       19