Form 10-Q
period 2002-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2002-05-10
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION

(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

617-421-5400
(Registrant’s telephone number, including area code)

200 Clarendon Street, Boston, MA 02116
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

As of May 7, 2002 – $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  –  Item 1.       Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March  31, 2002 (unaudited)  and  December 31, 2001

	(in thousands)
	March 31 2002	December 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,348	$14,256
Accounts and notes receivable:
Trade, less allowance of $260 for doubtful accounts	8,401	6,190
Other, including current portion of long-term receivables and advances	549	753
Total accounts and notes receivable	8,950	6,943
Refundable income taxes	1,161	1,499
Current portion of deferred taxes	389	391
Inventories	1,242	1,413
Prepaid expenses and other	4,180	3,964

Total current assets	25,270	28,466

Long-term receivables and advances	4,654	3,690

Property and equipment, at cost:
Land and land improvements	9,940	9,940
Buildings	74,634	73,418
Furniture and equipment	43,913	42,878
Leasehold improvements	4,684	4,605
Projects in progress	552	706
	133,723	131,547

Less accumulated depreciation and amortization	38,657	36,418
Net property and equipment	95,066	95,129

Other long-term assets	1,510	1,532
	$126,500	$128,817

See accompanying notes to condensed consolidated financial statements.

	(in thousands)
	March 31 2002	December 31 2001
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,158	$1,139
Accounts payable	3,984	3,955
Advance deposits	3,671	4,576
Federal, foreign and state income taxes	1,107	969
Accrued liabilities:
Salaries and wages	1,630	1,577
Rentals	2,475	5,827
Interest	528	527
Other	2,323	1,645

Total accrued liabilities	6,956	9,576

Total current liabilities	16,876	20,215

Long-term debt	73,805	74,123

Deferred federal and state income taxes	5,756	5,324

Other non-current liabilities	2,297	1,937

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ .80 par value:
Authorized — 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	34,937	34,389
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	27,766	27,218
	$126,500	$128,817

See accompanying notes to condensed consolidated financial statements

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended March 31
	2002	2001
Revenues:
Rooms	$16,505	$18,978
Food and beverage	6,882	6,974
Management, license and service fees	1,143	1,366
Parking, telephone and other	2,500	2,518
	27,030	29,836

Costs and expenses:
Costs and operating expenses	10,966	11,917
Advertising and promotion	2,097	2,164
Administrative and general	3,823	4,668
Human resources	446	555
Maintenance	1,590	2,028
Rentals	2,687	2,369
Property taxes	721	653
Depreciation and amortization	2,239	2,219
	24,569	26,573

Operating income	2,461	3,263

Other income (deductions):
Interest expense	(1,593)	(1,741)
Interest income	128	520
Foreign exchange loss	(1)	(37)
Gain from casualty	—	801
Gain on sales of assets	—	5
	(1,466)	(452)

Income before income taxes	995	2,811
Federal, foreign and state income tax provision	447	1,025
Net income	548	1,786
Retained earnings at beginning of period	34,389	37,033
Cash dividends on preferred stock	—	(3)
Retained earnings at end of period	$34,937	$38,816

Basic earnings per share of common stock	$.15	$.48

Weighted average number of shares outstanding	3,698	3,705

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash  (in thousands)

	Three Months Ended March 31
	2002	2001
Cash provided (used) by operating activities
Net income	$548	$1,786
Items not (providing) requiring cash
Pension expense	380	283
Depreciation and amortization of property and equipment	2,239	2,219
Other amortization	22	25
Deferred federal and state income tax provision	434	29
Gain on sales of assets	—	(5)
Deferred interest income	(35)	(8)

Changes in assets and liabilities
Accounts and notes receivable	(1,878)	(1,375)
Refundable income taxes	338	—
Inventories	171	155
Prepaid expenses and other	(216)	(829)
Accounts payable	399	(272)
Advance deposits	(905)	(540)
Federal, foreign and state income taxes	138	848
Accrued liabilities	(2,642)	(4,316)
Cash used by operating activities	(1,007)	(2,000)

Cash provided (used) by investing activities
Proceeds from sales of assets	—	5
Proceeds from maturities of government debt securities	—	10,313
Expenditures for property and equipment	(2,175)	(3,983)
Payments received on long-term receivables and advances	49	331
New loans and advances	(1,107)	(1,051)
Cash provided (used) by investing activities	(3,233)	5,615

Cash used by financing activities
Payments on long-term debt	(298)	(297)
Cash dividends paid	(370)	(374)
Cash used by financing activities	(668)	(671)

Net increase (decrease) in cash	(4,908)	2,944
Cash and cash equivalents at beginning of period	14,256	23,850
Cash and cash equivalents at end of period	$9,348	$26,794

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2002 three-month period and the 2001 three-month period was approximately $1,592,000 and $1,728,000, respectively.  Cash refunded for income taxes in the 2002 three-month period was approximately $463,000.  Cash paid for income taxes in the 2001 three-month period was approximately $148,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.             Long-Term Receivables and Advances

	(in thousands)
	March 31, 2002	December 31, 2001
Sharm El Sheikh, Egypt (a)	$577	$609
Sonesta Hotels & Suites Coconut Grove, Miami, Florida (b)	3,990	2,958
Other	413	322
Total long-term receivables	4,980	3,889
Less: current portion	326	199
Net long-term receivables	$4,654	$3,690

(a)                                  This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan agreement was amended in 1999.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at March 31, 2002 was 4.75%.  The loan is being repaid in 60 monthly installments, commencing January 2000.

(b)                                 This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company will loan up to $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and up to $1,000,000 for pre-opening costs and working capital.  The construction and FF&E loan bears interest at the prime rate (4¾% at March 31, 2002) plus ¾%.  No interest will be charged on the $1,000,000 pre-opening loan.  These loans will be repaid, the pre-opening loan first, out of profits that would otherwise be available for distribution to the owner of the hotel.

3.             Borrowing Arrangements

Credit Line

The Company has a $2,000,000 line of credit which expires on September 30, 2002.  This line of credit bears interest at the prime rate (4 3/4% at March 31, 2002).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at March 31, 2002.

A subsidiary of the Company closed on a $5,000,000 line of credit in March 2002.  This line of credit will expire on March 31, 2005.  The loan is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms of the loan require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4.9% at March 31, 2002), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line at March 31, 2002.

Long-Term Debt

	(in thousands)
	March 31, 2002	December 31, 2001
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$40,248	$40,379
Sonesta Beach Resort Limited Partnership:
First mortgage note (b)	30,431	30,531
Sonesta Hotels of Anguilla, Ltd:
First mortgage note (c)	4,284	4,352
	74,963	75,262
Less current portion of long-term debt	1,158	1,139
Total long-term debt	$73,805	$74,123

(a)                                  This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $24,378,000 at March 31, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)                                 This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $45,628,000 at March 31, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

(c)                                  This loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the hotel’s furniture, fixtures and equipment.        This property is included in fixed assets at a net book value of $11,598,000 at March 31, 2002.  In addition, an amount of $1,900,000 is secured by a Company guaranty.  This loan requires minimum principal payments of $204,000 during the remainder of  2002, and $272,000 in 2003.  In addition, principal payments are required equal to 25% of the hotel’s annual excess cash flow, as defined.  The balance of $3,808,000 is due on December 31, 2003.  The interest rate on the loan is LIBOR plus 2.25%.  The interest rate at March 31, 2002 was 4.1%.

4.             Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2002	2001
Direct departmental costs
Rooms	$3,748	$3,964
Food and beverage	5,238	5,605
Heat, light and power	827	1,059
Other	1,153	1,289
	$10,966	$11,917

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Three Months Ended March 31
	2002	2001
Current federal income tax provision (benefit)	$(134)	$847
Current foreign income tax provision	47	74
Current state income tax provision	100	75
Deferred federal income tax provision	434	29
	$447	$1,025

6.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month periods ending March 31, 2002 and 2001 follows:

Period ended March 31, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities
			Consolidated

Revenues	$25,882	$1,148	$27,030
Operating income (loss) before depreciation and amortization expense	4,817	(117)	4,700
Depreciation and amortization	(2,129)	(110)	(2,239)
Interest income (expense), net	(1,584)	119	(1,465)
Other deductions	—	(1)	(1)
Segment pre-tax profit (loss)	1,104	(109)	995

Segment assets	105,795	20,705	126,500
Segment capital additions	1,334	841	2,175

Period ended March 31, 2001

	(in thousands)
	Owned & Leased Hotels	Management Activities
			Consolidated

Revenues	$28,436	$1,400	$29,836
Operating income (loss) before depreciation and amortization expense	5,966	(484)	5,482
Depreciation and amortization	(2,109)	(110)	(2,219)
Interest income (expense), net	(1,720)	499	(1,221)
Other income (deductions)	806	(37)	769
Segment pre-tax profit (loss)	2,943	(132)	2,811

Segment assets	101,559	33,800	135,359
Segment capital additions	3,821	162	3,983

7.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.  The following table sets forth the computation of basic earnings per share of common stock (in thousands):

	Three Months Ended March 31
	2002	2001
Numerator:
Net income	$548	$1,786
Preferred stock dividends	—	(3)
Numerator for earnings per share	$548	$1,783

Denominator:
Weighted average number of shares outstanding	3,698	3,705

Earnings per share of common stock	$.15	$.48

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2002 COMPARED TO 2001

In the first quarter of 2002 the Company recorded net income of $548,000, or $.15 per common share, compared to net income of $1,786,000, or $.48 per common share, in the first quarter of 2001.  The Company’s results continue to be affected by lower demand from both group and transient market segments due to the economic recession and the reduction in travel following the events of September 11, 2001.  Discounted room rates have resulted in decreases in revenue per available room (“REVPAR”) in most locations, resulting in lower revenues and operating profits during the first quarter of 2002  compared to the same period in 2001.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS
		2002	2001
Sonesta Beach Resort Anguilla, BWI	100	$1,643	$2,011
Sonesta Beach Resort Key Biscayne	300	8,993	9,723
Royal Sonesta Hotel Boston (Cambridge)	400	4,679	5,925
Royal Sonesta Hotel New Orleans	500	10,567	10,777
Management and service fees and other revenues		1,148	1,400
Total revenues		$27,030	$29,836

Total revenues for the quarter ended March 31, 2002 were $27,030,000 compared to $29,836,000 in 2001, a decrease of approximately $2,806,000.

Revenues during the first quarter of 2002 at Sonesta Beach Resort Anguilla were $1,643,000, compared to $2,011,000 during the same quarter last year.  The decrease of $368,000 was primarily due to an 18% reduction in the hotel’s revenue per available room (“REVPAR”), mainly because of lower average room rates.  Sonesta Beach Resort Key Biscayne reported revenues of $8,993,000 in the 2002 first quarter, a reduction of $730,000 compared to the 2001 first quarter, which was entirely due to lower room revenues.  The Key Biscayne resort managed to report virtually the same occupancy during the 2002 quarter compared to last year, but discounted room rates lowered the REVPAR by 13%.  First quarter 2002 revenues at Royal Sonesta Hotel Boston (Cambridge) were $4,679,000, compared to $5,925,000 in 2001, a decrease of $1,246,000, due to a reduction in room revenues of $829,000, and lower food and beverage revenues.  The hotel’s REVPAR decreased by 22% due to both lower occupancies, as well as a reduction in average room rates.  Revenues at Royal Sonesta New Orleans were $10,567,000 during the 2002 first quarter, compared to $10,777,000 in the 2001 first quarter.  A slight drop in room revenues due to reduced convention business was partially offset by increased food and beverage revenues.  The New Orleans hotel continued to enjoy strong demand from the transient market segment during the 2002 first quarter, in part due to special events, including the Super Bowl.  Revenues from management activities decreased from $1,400,000 during the first quarter of 2001 to $1,148,000 during the 2002 first quarter, which was mainly due to a $285,000 decrease in income from the Company’s managed hotels in Egypt.  The Company’s license agreement with the owner of Aruba Sonesta Beach Resort has expired, and the property has been reflagged with another hotel chain as of May 1, 2002.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2002	2001
Sonesta Beach Resort Anguilla, BWI	$147	$290
Sonesta Beach Resort Key Biscayne	1,888	2,270
Royal Sonesta Hotel Boston (Cambridge)	(466)	(37)
Royal Sonesta Hotel New Orleans	1,118	1,334
Operating income from hotels after management and service fees	2,687	3,857
Management activities and other	(226)	(594)
Operating income	$2,461	$3,263

Operating income for the three-month period ended March 31, 2002 was $2,461,000, compared to operating income of $3,263,000 in 2001, a decrease of approximately $802,000.

Operating income at Sonesta Beach Resort Anguilla decreased from $290,000 in the first quarter of 2001 to $147,000 in the 2002 first quarter.  A decrease in revenues of $368,000 was partially offset by a decrease of $225,000 in expenses, primarily in cost and operating, administrative and general and repairs and maintenance expense.  Operating income at Sonesta Beach Resort Key Biscayne decreased by $382,000 to $1,888,000 in the first quarter of 2002 compared to last year.  Decreased revenues of $730,000 were partially offset by a decrease in expenses of $348,000, which decrease consisted primarily of lower cost and operating and repairs and maintenance expense.  Operating loss at Royal Sonesta Hotel Boston (Cambridge) increased from $37,000 in 2001 to $466,000 in the first quarter of 2002.  Revenues decreased by $1,246,000 and expenses went down by $817,000, which represents a 16% decrease compared to last year.  Decreases in expense were mainly in cost and operating, administrative and general and maintenance expense.  Operating income at Royal Sonesta New Orleans showed a slight decrease of $216,000 in the 2002 first quarter compared to a year ago, due to a $210,000 decrease in revenues.  Total expenses were virtually the same compared to last year’s first quarter.  The Company’s loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, decreased from $594,000 in the first quarter of 2001 to an operating loss of $226,000 in the 2002 first quarter.  Decreased management revenues of $252,000 were more than offset by decreases in expenses related to these activities of $620,000, primarily due to lower corporate office costs.  In addition, last years first quarter expenses included severance costs incurred associated with outsourcing the Company’s design function.

OTHER INCOME (DEDUCTIONS)

Interest  expense decreased by $148,000 from $1,741,000 in the first quarter of 2001 to $1,593,000 in the same period in 2002, due to lower interest on the Company’s Mortgage loans, because of a lower interest rate on the Anguilla loan, and a lower principal balance on the Cambridge and Key Biscayne loans (see also Note 3—Borrowing Arrangements).

Interest income in the first quarter of 2002 was $128,000 compared to $520,000 in the 2001 first quarter, a decrease of $392,000.  This decrease was due to lower short-term investment income because of much lower rates of return in 2002 compared to 2001, and because of the Company’s lower cash balances.

Included in gain from casualty in the first quarter of 2001 was $801,000 from the final settlement of a business interruption claim related to Hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first quarter of 2002 and 2001 was higher than the statutory rate primarily due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $9,348,000 at March 31, 2002.  In addition, the Company has $7,000,000 available under two credit lines.

During the first quarter of 2002, the Company advanced $997,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condominium hotel that opened in April 2002.  Under its agreements, the Company will loan up to $5,000,000 to the project to fund part of the project cost, and for pre-opening costs and working capital.

Also during the first quarter, the Company entered into an agreement to manage a condominium hotel in Sunny Isles, Florida.   This hotel is currently under construction, and is expected to open in late 2002.  Under its agreements, the Company will fund pre-opening costs and working capital.  In addition, the Company will fund costs for hotel furniture, fixtures and equipment in excess of a certain limit, and is also committed to purchase four condominium units in the hotel.  The Company expects its total commitment not to exceed $2,500,000.  Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company is committed to provide the hotel’s owner with certain minimum returns each year, subject to limits, following the opening of the hotel.  In addition, the Company has an option to buy the hotel, which option can be exercised after the hotel opens.

The Company believes that its present cash balances and other available credit lines will be more than adequate to meet its cash requirements for 2002 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.  The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.  The table that follows summarizes the Company’s fixed and variable rate debt obligations outstanding at March 31, 2002.  This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate	$636	$946	$1,013	$1,124	$1,226	$65,734	$70,679	$70,679
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%
Variable rate	204	4,080	—	—	—	—	4,284	4,284
Average interest rate	4.1%	4.1%	—	—	—	—

PART II – Other Information

Item Numbers 1, 2, 3, 4,  5 and 6

Not applicable during the quarter ended March 31, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel

Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 9, 2002