Form 10-Q
period 2002-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2002-08-14
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

As of August 8, 2002 – $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

FORM 10Q

Part I  –  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June  30, 2002 (unaudited)  and  December 31, 2001

	June 30 2002	December 31 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,894	$14,256
Accounts and notes receivable:
Trade, less allowance of $282 ($260 at December 31, 2001) for doubtful accounts	6,111	6,190
Other, including current portion of long-term receivables and advances	536	753
Total accounts and notes receivable	6,647	6,943
Refundable income taxes	1,218	1,499
Current portion of deferred taxes	387	391
Inventories	1,142	1,413
Prepaid expenses and other	4,600	3,964

Total current assets	24,888	28,466

Long-term receivables and advances	5,254	3,690

Property and equipment, at cost:
Land and land improvements	9,940	9,940
Buildings	75,089	73,418
Furniture and equipment	45,252	42,878
Leasehold improvements	4,566	4,605
Projects in progress	796	706
	135,643	131,547

Less accumulated depreciation and amortization	40,794	36,418
Net property and equipment	94,849	95,129

Other long-term assets	1,412	1,532
	$126,403	$128,817

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2002 (unaudited)  and  December 31, 2001

	June 30 2002	December 31 2001
	(in thousands)
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,177	$1,139
Accounts payable	3,668	3,955
Advance deposits	2,835	4,576
Federal, foreign and state income taxes	1,018	969
Accrued liabilities:
Salaries and wages	1,607	1,577
Rentals	3,979	5,827
Interest	516	527
Other	2,138	1,645

Total accrued liabilities	8,240	9,576

Total current liabilities	16,938	20,215

Long-term debt	73,516	74,123

Deferred federal and state income taxes	5,841	5,324

Other non-current liabilities	2,619	1,937

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $.80 par value:
Authorized – 10,000 shares Issued–6,102 shares at stated value	4,882	4,882
Retained earnings	34,660	34,389
Treasury shares–2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	27,489	27,218
	$126,403	$128,817

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
Rooms	$14,787	$17,184	$31,292	$36,162
Food and beverage	6,805	7,544	13,687	14,518
Management, license and service fees	1,163	1,305	2,306	2,671
Parking, telephone and other	2,361	2,599	4,861	5,117
	25,116	28,632	52,146	58,468
Costs and expenses:
Costs and operating expenses	10,928	11,969	21,894	23,886
Advertising and promotion	1,877	2,215	3,974	4,379
Administrative and general	3,623	4,318	7,446	8,986
Human resources	490	556	936	1,111
Maintenance	1,630	1,932	3,220	3,960
Rentals	1,793	2,150	4,480	4,519
Property taxes	681	649	1,402	1,302
Depreciation and amortization	2,278	2,205	4,517	4,424
	23,300	25,994	47,869	52,567
Operating income	1,816	2,638	4,277	5,901

Other income (deductions):
Interest expense	(1,608)	(1,666)	(3,201)	(3,407)
Interest income	118	370	246	890
Foreign exchange gain (loss)	5	(9)	4	(46)
Gain on sales of assets	—	16	—	21
Gain from casualty	—	—	—	801
	(1,485)	(1,289)	(2,951)	(1,741)
Income before income taxes	331	1,349	1,326	4,160
Federal, foreign and state income tax provision	238	608	685	1,633
Net income	93	741	641	2,527
Retained earnings at beginning of period	34,937	38,816	34,389	37,033
Cash dividends on preferred stock	—	(3)	—	(6)
Cash dividends on common stock	(370)	(371)	(370)	(371)
Retained earnings at end of period	$34,660	$39,183	$34,660	$39,183
Basic and diluted earnings per share of common stock	$0.02	$0.20	$0.17	$0.68
Weighted average number of shares outstanding	3,698	3,700	3,698	3,703

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	Six Months Ended June 30
	2002	2001
	(in thousands)
Cash provided (used) by operating activities
Net income	$641	$2,527
Items not (providing) requiring cash
Pension expense	820	567
Depreciation and amortization of property and equipment	4,517	4,424
Other amortization	45	50
Deferred federal and state income tax provision (benefit)	521	(34)
Gain on sales of assets	—	(21)
Deferred interest income	(78)	(34)
Changes in assets and liabilities
Accounts and notes receivable	425	(384)
Refundable income taxes	281	—
Inventories	271	143
Prepaid expenses and other	(636)	(1,270)
Accounts payable	(287)	(838)
Advance deposits	(1,741)	(1,139)
Federal, foreign and state income taxes	49	1,093
Accrued liabilities	(1,451)	(2,518)
Cash provided by operating activities	3,377	2,566

Cash provided (used) by investing activities
Proceeds from sales of assets	—	24
Proceeds from maturities of government debt securities	—	10,313
Expenditures for property and equipment	(4,260)	(7,222)
Payments received on long-term receivables and advances	197	410
New loans and advances	(1,737)	(1,723)
Cash provided (used) by investing activities	(5,800)	1,802

Cash used by financing activities
Payments on long-term debt	(569)	(617)
Cash dividends paid	(370)	(377)
Purchase of treasury stock	—	(64)
Cash used by financing activities	(939)	(1,058)
Net increase (decrease) in cash	(3,362)	3,310
Cash and cash equivalents at beginning of period	14,256	23,850
Cash and cash equivalents at end of period	$10,894	$27,160

See accompanying notes to consolidated financial statements.

Supplemental Information of Interest and Income Taxes Paid

Cash paid for interest in the 2002 six month and the 2001 six month period was approximately $3,212,000 and $3,415,000, respectively.  Cash refunded for income taxes in the 2002 six month period was approximately $166,000.  Cash paid for income taxes in the 2001 six month period was approximately $574,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.                                      Long-Term Receivables and Advances

	June 30, 2002	December 31, 2001
	(in thousands)
Sharm El Sheikh, Egypt(a)	$513	$609
Sonesta Hotels & Suites Coconut Grove, Miami, Florida(b)	4,636	2,958
Other	359	322
Total long-term receivables	5,508	3,889
Less: current portion	254	199
Net long-term receivables	$5,254	$3,690

(a)                            This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  In July 2002, the Company agreed to loan an additional $500,000 to the owner of the hotel, to assist with financing the construction of additional rooms and other hotel facilities.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at June 30, 2002 was 4.75%.  The current loan is being repaid in 60 monthly installments, commencing January 2000.  From the date the additional $500,000 is fully funded, which will be upon completion of the new facilities, the loan will be repaid in 42 monthly installments.

(b)                             This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company will loan up to $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and in addition has loaned $1,000,000 for pre-opening costs and working capital.  The construction and FF&E loan bears interest at the prime rate (4¾% at June 30, 2002) plus ¾%.  No interest is being charged on the $1,000,000 pre-opening loan.  These loans will be repaid, the pre-opening loan first, out of profits that would otherwise be available for distribution to the owner of the Hotel.

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires on September 30, 2002.  This line of credit bears interest at the prime rate (4 3/4% at June 30, 2002).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at June 30, 2002.

A subsidiary of the Company has a $5,000,000 line of credit, which expires on March 31, 2005.  The loan is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms of the loan require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4.8% at June 30, 2002), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line at June 30, 2002.

Long-Term Debt

	June 30, 2002	December 31, 2001
	(in thousands)
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note(a)	$40,133	$40,379
Sonesta Beach Resort Limited Partnership:
First mortgage note(b)	30,344	30,531
Sonesta Hotels of Anguilla, Ltd:
First mortgage note(c)	4,216	4,352
	74,693	75,262
Less current portion of long-term debt	1,177	1,139
Total long-term debt	$73,516	$74,123

(a)                                  This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $23,926,000 at June 30, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)                                 This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $45,272,000 at June 30, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.    Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

(c)                                  This loan is secured by a first mortgage on the Sonesta Beach Resort Anguilla property, and an assignment to the lender of the Hotel’s furniture, fixtures and equipment.  This property is included in fixed assets at a net book value of $11,416,000 at June 30, 2002.  In addition, an amount of $1,900,000 is secured by a Company guaranty.  This loan requires minimum principal payments of $136,000 during the remainder of 2002, and $272,000 in 2003.  In addition, principal payments are required equal to 25% of the Hotel’s annual excess cash flow, as defined.  The balance of $3,808,000 is due on December 31, 2003.  The interest rate on the loan is LIBOR plus 2.25%.  The interest rate at June 30, 2002 was 4.1%.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in thousands)
Direct departmental costs
Rooms	$3,774	$4,072	$7,522	$8,036
Food and beverage	5,157	5,634	10,395	11,239
Heat, light and power	842	993	1,669	2,052
Other	1,155	1,270	2,308	2,559
	$10,928	$11,969	$21,894	$23,886

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.                                      Commitments and Contingencies

In July 2002 the Company signed an agreement to sell the Sonesta Beach Resort Anguilla.  The agreement is contingent on the buyer receiving approval from the Government of Anguilla to obtain a license to own land in Anguilla.  If this approval is granted, parties intend to close on this transaction in September 2002.  Under the terms of the agreement, net proceeds after commissions and other expenses are estimated at approximately $10,000,000.  Based on the book value of the Hotel’s assets, the Company expects to report a pre-tax loss on the sale in 2002 of approximately $1,300,000 if this transaction were to be completed in September.

In 2002, the Company entered into an agreement to manage a condominium hotel in Sunny Isles, Florida.  This Hotel is currently under construction, and is expected to open in the winter of 2002/2003.  Under its agreements, the Company will fund pre-opening costs and working capital.  In addition, the Company will fund costs for Hotel furniture, fixtures and equipment in excess of a certain limit, and is also committed to purchase four condominium units in the Hotel.  At this point, the Company estimates its total commitment to be approximately $4.5 million, of which approximately $265,000 was advanced at June 30, 2002.   Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company is committed to provide the Hotel’s owner with certain minimum returns each year, subject to limits, following the opening of the Hotel.  In addition, the Company has an option to buy the Hotel, which option can be exercised after the Hotel opens.

6.                                      Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	Six Months Ended June 30
	2002	2001
	(in thousands)
Current federal income tax provision (benefit)	$(125)	$1,325
Current foreign income tax provision	80	129
Current state income tax provision	209	213
Deferred federal income tax provision (benefit)	521	(34)
	$685	$1,633

7.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and six month periods ending June 30, 2002 and 2001 follows:

Three month period ended June 30, 2002

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)

Revenues	$23,943	$1,173	$25,116
Operating income (loss) before depreciation and amortization expense	4,241	(147)	4,094
Depreciation and amortization	(2,168)	(110)	(2,278)
Interest income (expense), net	(1,591)	101	(1,490)
Other income, net	—	5	5
Segment pre-tax profit (loss)	482	(151)	331

Segment assets	102,161	24,242	126,403
Segment capital additions	1,796	289	2,085

Six month period ended June 30, 2002

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)

Revenues	$49,825	$2,321	$52,146
Operating income (loss) before depreciation and amortization expense	9,058	(264)	8,794
Depreciation and amortization	(4,297)	(220)	(4,517)
Interest income (expense), net	(3,175)	220	(2,955)
Other income, net	—	4	4
Segment pre-tax profit (loss)	1,586	(260)	1,326

Segment assets	102,161	24,242	126,403
Segment capital additions	3,130	1,130	4,260

Three month period ended June 30, 2001

	Owned & Leased Hotels

		Management Activities

			Consolidated

	(in thousands)
Revenues	$27,319	$1,313	$28,632
Operating income (loss) before depreciation and amortization expense	5,128	(285)	4,843
Depreciation and amortization	(2,095)	(110)	(2,205)
Interest income (expense), net	(1,636)	340	(1,296)
Other income, net	—	7	7
Segment pre-tax profit (loss)	1,397	(48)	1,349

Segment assets	103,579	33,241	136,820
Segment capital additions	3,104	134	3,238

Six month period ended June 30, 2001

	Owned & Leased Hotels

		Management Activities

			Consolidated

	(in thousands)
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

8.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.  The following table sets forth the computation of basic earnings per share of common stock:

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Numerator:
Net income	$93	$741	$641	$2,527
Preferred stock dividends	—	(3)	—	(6)

Numerator for earnings per share	$93	$738	$641	$2,521

Denominator:
Weighted average number of shares outstanding	3,698	3,700	3,698	3,703

Earnings per share of common stock	$0.02	$0.20	$0.17	$0.68

Part I — Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2002 COMPARED TO 2001

Net income for the six month period ending June 30, 2002 was $641,000, or $0.17 per common share, compared to $2,527,000, or $0.68 per common share, in the same period in 2001.  The Company’s results continue to be affected by lower demand, both from group and transient markets, due to the reduction in travel following the events of September 11, 2001, and due to the economic recession.  Lower demand has fueled fierce competition for available business, resulting in discounted average room rates.  The resulting decreases in room revenue per available room (“REVPAR”) have resulted in lower revenues and operating profits during the first six months of 2002 compared to the same period last year.

REVENUES

	TOTAL REVENUES
	NO. OF ROOMS	2002	2001
	(in thousands)
Sonesta Beach Resort Anguilla, BWI	100	$2,354	$3,130
Sonesta Beach Resort Key Biscayne	300	15,355	17,571
Royal Sonesta Hotel Boston (Cambridge)	400	12,319	14,370
Royal Sonesta Hotel New Orleans	500	19,797	20,684
Management and service fees and other revenues		2,321	2,713
Total revenues		$52,146	$58,468

Total revenues for the first six months of 2002 were $52,146,000 compared to $58,468,000 in 2001, a decrease of approximately $6,322,000.

Revenues during the first six months of 2002 at Sonesta Beach Resort Anguilla were $2,354,000, compared to $3,130,000 in the same period in 2001.  The 25% decrease in revenues was primarily due to a 27% decrease in room revenue per available room (“REVPAR”), mainly because of lower occupancy.  Sonesta Beach Resort Key Biscayne reported revenues of $15,355,000 during the six month period ending June 30, 2002, compared to $17,571,000 in 2001.  The Resort’s REVPAR decreased 19% compared to a year ago, due to both lower occupancies and average room rates, especially during the second quarter.  A similar decrease in REVPAR of 15% at Royal Sonesta Hotel Boston (Cambridge) caused its revenues to decrease from $14,370,000 in the first six months of 2001 to $12,319,000 in 2002.  A 14% decrease in food and beverage revenues further contributed to the decrease in revenues.  Royal Sonesta Hotel New Orleans performed better than her sister hotels above, with a 6% decrease in REVPAR.  Total revenues declined by $887,000, from $20,684,000 in the six month period ending June 30, 2001 to $19,797,000 in the same period in 2002.  Income from management and service fees, which are mainly from the hotels that the Company operates under management agreements, decreased from $2,713,000 in the first six months of 2001 to $2,321,000 in the first six months of 2002.  This decrease of $392,000 was primarily due to lower income of $412,000 from the Company’s managed properties in Egypt.  The continued unrest in the Middle East has had a negative impact on business in Egypt.

OPERATING INCOME

	OPERATING INCOME
	2002	2001
	(in thousands)
Sonesta Beach Resort Anguilla, BWI	$(247)	$(101)
Sonesta Beach Resort Key Biscayne	1,465	2,289
Royal Sonesta Hotel Boston (Cambridge)	1,264	2,108
Royal Sonesta Hotel New Orleans	2,279	2,595
Operating income from hotels after management and service fees	4,761	6,891
Management activities and other	(484)	(990)
Operating income	$4,277	$5,901

Operating income for the six-month period ended June 30, 2002 was $4,277,000, compared to operating income of $5,901,000 in 2001, a decrease of approximately $1,624,000.

Operating loss at Sonesta Beach Resort Anguilla was $247,000 in the six month period ending June 30, 2002, compared to a loss of $101,000 in 2001.  Revenues declined by $776,000, but expenses decreased by $630,000, which decrease was due to both lower cost and operating expenses, and lower overhead expenses.  Operating income at Sonesta Beach Resort Key Biscayne declined by $824,000 from $2,289,000 in the first six months of 2001 to $1,465,000 in the 2002 period.  Revenue decreases of $2,216,000 were partially offset by a decrease of $1,392,000 in operating expenses.  This 9% decrease in expenses was due to lower cost and operating, administrative and general, maintenance and rent expense.  Royal Sonesta Hotel Boston (Cambridge) recorded operating income of $1,264,000 in the first six months of 2002 compared to $2,108,000 in the same period a year ago, a decrease of $844,000.  Decreased revenues of $2,051,000 were partially offset by a $1,207,000, or 10%, decrease in expenses in 2002 compared to 2001.  This decrease in expenses was mainly due to lower cost and operating, administrative and general and maintenance expenses.  Operating income at Royal Sonesta Hotel New Orleans was $2,279,000 in the first six months of 2002, compared to $2,595,000 in the same period in 2001, a decrease of $316,000.  Revenues decreased by $887,000 in the 2002 period, and expenses decreased $571,000, due to lower cost and operating, administrative and general and maintenance expense.  The Company’s loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, decreased from $990,000 in the first six months of 2001 to an operating loss of $484,000 in the first six months of 2002.  Decreased revenues from management of $392,000 were more than offset by decreases in expenses related to these activities of $898,000, mainly due to lower corporate overhead costs, and savings related to the relocation of the corporate office.  In addition, expenses in 2001 included non-recurring severance cost related to the outsourcing of the company’s design function.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $206,000 from $3,407,000 in the first six months of 2001 to $3,201,000 in the same period in 2002, due to lower interest on the Company’s mortgage loans, because of a lower interest rate on the Anguilla loan, and a lower principal balance on the Cambridge and Key Biscayne loans (see Note 3—Borrowing Arrangements).

Interest income in the first six months of 2002 was $246,000 compared to $890,000 in the first six months of 2001, a decrease of $644,000.  This decrease was due to lower short-term investment income because of much lower rates of return during the first half of 2002 compared to 2001, and because of the Company’s lower cash balances.

Included in gain from casualty in 2001 was $801,000 from the final settlement of a business interruption claim related to Hurricane Lenny, which damaged the Sonesta Beach Resort Anguilla in November 1999.

SECOND QUARTER 2002 COMPARED TO 2001

REVENUES

	TOTAL REVENUES
	NO. OF ROOMS	2002	2001
	(in thousands)
Sonesta Beach Resort Anguilla, BWI	100	$712	$1,119
Sonesta Beach Resort Key Biscayne	300	6,362	7,848
Royal Sonesta Hotel Boston (Cambridge)	400	7,640	8,445
Royal Sonesta Hotel New Orleans	500	9,229	9,907
Management and service fees and other revenues		1,173	1,313
Total revenues		$25,116	$28,632

Total revenues for the three month period ended June 30, 2002 were $25,116,000 compared to $28,632,000 in 2001, a decrease of approximately $3,516,000.

Second quarter 2002 revenues at Sonesta Beach Resort Anguilla decreased by $407,000 compared to 2001.  Room revenues decreased by $281,000 due to a 41% decrease in room revenue per available room (“REVPAR”), mainly because of lower occupancies achieved in the 2002 second quarter.  Sonesta Beach Resort Key Biscayne reported 2002 second quarter revenues of $6,362,000 compared to $7,848,000 in the 2001 period, a decrease of approximately $1,486,000.  Both decreased average room rates as well as lower occupancies during the 2002 second quarter resulted in a 24% REVPAR decrease.  Second quarter 2002 revenues at Royal Sonesta Hotel Boston (Cambridge) were $7,640,000, compared to $8,445,000 in the 2001 second quarter, a decrease of $805,000.  This was primarily due to a 10% decrease in REVPAR due to lower average room rates achieved.  Royal Sonesta Hotel New Orleans reported revenues during the 2002 second quarter of $9,229,000 compared to $9,907,000 in 2001, a decrease of $678,000.  REVPAR decreased by 7% only, mainly due to lower room rates.  Royal Sonesta New Orleans continues to do relatively well in this very competitive environment, due to its excellent reputation and location.  Revenues from management activities decreased by $140,000, from $1,313,000 during the second quarter of 2001 to $1,173,000 during the 2002 second quarter, mainly due to a decrease of $128,000 in income earned from the Company managed properties in Egypt, where business continues to be affected by the unrest in the Middle East region.

OPERATING INCOME

	OPERATING INCOME
	2002	2001
	(in thousands)
Sonesta Beach Resort Anguilla, BWI	$(395)	$(391)
Sonesta Beach Resort Key Biscayne	(423)	19
Royal Sonesta Hotel Boston (Cambridge)	1,730	2,145
Royal Sonesta Hotel New Orleans	1,161	1,261
Operating income from hotels after management and service fees	2,073	3,034
Management activities and other	(257)	(396)
Operating income	$1,816	$2,638

Operating income for the second quarter was $1,816,000, compared to operating income of $2,638,000 in 2001, a decrease of approximately $822,000.

Operating loss at Sonesta Beach Resort Anguilla during the second quarter of 2002 declined by only $4,000 compared to the same quarter in 2001, despite a decrease in revenues of $407,000.  Expenses decreased by $403,000, which was mainly attributable to decreased cost and operating, administrative and general, marketing and maintenance expense.  Sonesta Beach Resort Key Biscayne reported a 2002 second quarter operating loss of $423,000 compared to 2001 second quarter operating income of $19,000, a decrease of approximately $442,000.  Decreased revenues of $1,486,000 were partially offset by decreases in expenses of $1,044,000.  This 13% decrease in operating expenses resulted primarily from reduced cost and operating and administrative and general expenses.  Operating income at Royal Sonesta Hotel Boston (Cambridge) was $1,730,000 during the 2002 second quarter, compared to $2,145,000 in the same quarter a year ago, a decrease of $415,000.  Revenues decreased $805,000 during the historically strong second quarter, but operating expenses decreased by $390,000, primarily due to lower cost and operating, administrative and general and maintenance expenses.  Royal Sonesta Hotel New Orleans reported operating income of $1,161,000 in the 2002 second quarter, compared to $1,261,000 in the 2001 second quarter.  Decreased revenues of $678,000 were almost entirely offset by a $578,000 decrease in expenses, primarily in cost and operating, administrative and general, maintenance and rent expense.  Second quarter 2002 operating loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, was $257,000, compared to a loss of $396,000 in the 2001 second quarter, a $139,000 decrease.  Corporate overhead costs, including those related to office rent and training costs, decreased by $279,000, which more than offset the decrease in income of $140,000.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $58,000 from $1,666,000 in the second quarter of 2001 to $1,608,000 in the same period in 2002, because of a lower interest rate on the Anguilla mortgage loan, and a lower principal balance on the Cambridge and Key Biscayne mortgage loans (see also Note 3—Borrowing Arrangements).

Interest income in the second quarter of 2002 was $118,000 compared to $370,000 in the 2001 second quarter, a decrease of $252,000.  This decrease was due to lower short-term investment income because of much lower rates of return in 2002 compared to 2001, and because of the Company’s lower cash balances.  This decrease in short term investment income more than offset interest earned on the Company’s loans to the owner of the new Sonesta Hotel & Suites Coconut Grove (see Note 2 — Long Term Receivables and Advances).

FEDERAL, FOREIGN AND STATE INCOME TAXES

The provision for income taxes during the first six months of 2002 was higher than the statutory rate primarily due to state taxes provided on the Company’s income from Royal Sonesta Hotel New Orleans.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $10,894,000 at June 30, 2002.  In addition, the Company has $7,000,000 available under two credit lines.

In July 2002 the Company signed an agreement to sell the Sonesta Beach Resort Anguilla.  The agreement is contingent on the buyer receiving approval from the Government of Anguilla to obtain a license to own land in Anguilla.  If this approval is granted, parties intend to close on this transaction in September 2002.  Under the terms of the agreement, net proceeds after commissions and other expenses are estimated at approximately $10,000,000.  Based on the book value of the Hotel’s assets, the Company expects to report a pre-tax loss on the sale in 2002 of approximately $1,300,000 if this transaction were to be completed in September.

The Company agreed to loan an additional $500,000 to the owner of Sonesta Beach Resort Sharm El Sheikh, to assist with the financing of the construction of additional rooms and other hotel facilities.  An amount of $200,000 was funded in July, and the remaining $300,000 will be funded as the improvements are being completed.

During the first six months of 2002, the Company advanced $1,600,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condominium hotel that opened in April 2002.   Under its agreements, the Company will loan up to $5,000,000 to the project to fund part of the project costs, and for pre-opening costs and working capital (see also Note 2 — Long Term Receivables and Advances).  The Company expects to fund the remaining portion of this commitment, approximately $550,000, by the end of 2002.

In 2002, the Company entered into an agreement to manage a condominium hotel in Sunny Isles, Florida.  This Hotel is currently under construction, and is expected to open in the winter of 2002/2003.  Under its agreements, the Company will fund pre-opening costs and working capital.  In addition, the Company will fund costs for Hotel furniture, fixtures and equipment in excess of a certain limit, and is also committed to purchase four condominium units in the Hotel.  At this point, the Company estimates its total commitment to be approximately $4.5 million, of which approximately $265,000 was advanced at June 30, 2002.   Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company is committed to provide the Hotel’s owner with certain minimum returns each year, subject to limits, following the opening of the Hotel.  In addition, the Company has an option to buy the Hotel, which option can be exercised after the Hotel opens.

The Company believes that its present cash balances and other available credit lines will be more than adequate to meet its cash requirements for 2002 and beyond.

PART I — Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.    The Company uses fixed rate debt and debt with variable interest rates to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed and variable rate debt obligations outstanding at June 30, 2002.    This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate	$434	$946	$1,013	$1,124	$1,226	$65,734	$70,477	$70,477
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%
Variable rate	136	4,080	—	—	—	—	4,216	4,216
Average interest rate	4.1%	4.1%	—	—	—	—

PART II — Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 6, 2002.    All nominees for directors were elected.   The results of the votes with regard to the appointment of the Company’s independent auditors as well as the election of common stock directors are as follows:

	VOTES CAST
MANAGEMENT PROPOSAL	FOR	AGAINST	ABSTAIN

Approval of the appointment of independent auditors for 2002	2,592,787	2,008	3,660

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD
George S. Abrams	2,565,941	32,514
Vernon R. Alden	2,565,941	32,514
Joseph L. Bower	2,565,941	32,514
Paul Sonnabend	2,565,941	32,514
Peter J. Sonnabend	2,565,941	32,514
Roger P. Sonnabend	2,565,941	32,514
Stephanie Sonnabend	2,565,941	32,514
Stephen Sonnabend	2,565,941	32,514
Jean C. Tempel	2,565,941	32,514

PART II — Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:

Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as
Principal Financial Officer)

Date:	August 12, 2002