Form 10-Q/A
period 2002-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2002-08-15
CIK 91741

FORM 10-Q/A

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

As of August 8, 2002 – $.80 par value,

Class A – 3,698,230

"Sonesta International Hotels Corporation is filing this Amendment to the Form 10-Q for Quarter ending June 30, 2002 due to the fact that signatures, on both the Signature page and the Certification required under the Sarbanes-Oxley Act of 2002, were omitted by mistake from our initial filing."

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