Form 10-Q
period 2002-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2002-11-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

As of November 11, 2002 — $.80 par value,

Class A — 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I - Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2002 (unaudited)  and  December 31, 2001

	September 30 2002	December 31 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,534	$14,256
Accounts and notes receivable:
Trade, less allowance of $293 ($260 at December 31, 2001) for doubtful accounts	5,424	6,190
Current portion of long-term receivables and advances	8,476	199
Other	425	554
Total accounts and notes receivable	14,325	6,943
Refundable income taxes	2,913	1,499
Current portion of deferred taxes	367	391
Inventories	978	1,413
Prepaid expenses and other	5,070	3,964

Total current assets	28,187	28,466

Long-term receivables and advances	5,785	3,690

Property and equipment, at cost:
Land and land improvements	9,201	9,940
Buildings	63,643	73,418
Furniture and equipment	43,720	42,878
Leasehold improvements	5,730	4,605
Projects in progress	886	706
	123,180	131,547
Less accumulated depreciation and amortization	39,146	36,418
Net property and equipment	84,034	95,129

Other long-term assets	1,454	1,532
	$119,460	$128,817

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2002 (unaudited)  and  December 31, 2001

	September 30 2002	December 31 2001
	(in thousands)
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$926	$1,139
Accounts payable	3,329	3,955
Advance deposits	3,704	4,576
Federal, foreign and state income taxes	827	969
Accrued liabilities:
Salaries and wages	1,515	1,577
Rentals	3,814	5,827
Interest	520	527
Other	2,082	1,645

Total accrued liabilities	7,931	9,576

Total current liabilities	16,717	20,215

Long-term debt	69,345	74,123

Deferred federal and state income taxes	6,113	5,324

Other non-current liabilities	3,075	1,937

Commitments and contingencies

Common stockholders’ equity:
Common stock: Class A, $.80 par value: Authorized – 10,000 shares Issued–6,102 shares at stated value	4,882	4,882
Retained earnings	31,381	34,389
Treasury shares–2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	24,210	27,218
	$119,460	$128,817

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
Rooms	$10,409	$10,203	$40,090	$44,220
Food and beverage	4,838	4,638	18,085	18,682
Management, license and service fees	834	575	3,140	3,246
Parking, telephone and other	1,791	1,890	6,347	6,495
	17,872	17,306	67,662	72,643
Costs and expenses:
Costs and operating expenses	9,257	9,637	29,905	31,969
Advertising and promotion	1,868	1,901	5,572	5,914
Administrative and general	3,692	3,292	10,775	11,838
Human resources	455	467	1,355	1,537
Maintenance	1,549	1,644	4,594	5,338
Rentals	25	284	4,477	4,774
Property taxes	615	648	2,016	1,949
Depreciation and amortization	2,065	1,988	6,205	6,018
	19,526	19,861	64,899	69,337
Operating income (loss)	(1,654)	(2,555)	2,763	3,306

Other income (deductions):
Interest expense	(1,577)	(1,597)	(4,687)	(4,820)
Interest income	102	253	345	1,134
Foreign exchange gain (loss)	4	8	8	(38)
Gain on sales of assets	—	35	—	56
	(1,471)	(1,301)	(4,334)	(3,668)
Loss from continuing operations before income tax provision (benefit)	(3,125)	(3,856)	(1,571)	(362)
Income tax provision (benefit)	(930)	(1,192)	(167)	214
Net loss from continuing operations	(2,195)	(2,664)	(1,404)	(576)
Discontinued operations (Note 9):
Profit (loss) from operations and sale of discontinued hotel	(1,700)	(603)	(1,928)	64
Income tax provision (benefit)	(616)	(206)	(694)	22
Profit (loss) on discontinued operations	(1,084)	(397)	(1,234)	42
Net loss	(3,279)	(3,061)	(2,638)	(534)
Retained earnings at beginning of period	34,660	39,183	34,389	37,033
Cash dividends on common stock	—	—	(370)	(377)
Retained earnings at end of period	$31,381	$36,122	$31,381	$36,122
Basic and diluted loss per share from:
Continuing operations	$(0.59)	$(0.72)	$(0.38)	$(0.16)
Discontinued operations	(0.29)	(0.11)	(0.33)	0.01
Net loss per share of common stock	$(0.88)	$(0.83)	$(0.71)	$(0.15)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,701

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	Nine Months Ended September 30
	2002	2001
	(in thousands)
Cash provided (used) by operating activities
Net loss	$(2,638)	$(534)
Items not (providing) requiring cash
Pension expense	1,247	1,057
Depreciation and amortization of property and equipment	6,205	6,018
Other amortization	68	74
Deferred federal and state income tax provision (benefit)	813	(190)
Gain on sales of assets	—	(56)
Net loss (profit) from discontinued operations	1,234	(42)
Deferred interest income	(127)	(71)
Changes in assets and liabilities
Accounts and notes receivable	938	2,447
Refundable income taxes	(720)	—
Inventories	435	223
Prepaid expenses and other	(1,106)	(2,965)
Accounts payable	(256)	(1,994)
Advance deposits	(872)	(630)
Federal, foreign and state income taxes	(142)	(171)
Accrued liabilities	(1,731)	(6,883)
Cash provided (used) by operating activities	3,348	(3,717)

Cash provided (used) by investing activities
Net proceeds from sales of assets	9,955	71
Proceeds from maturities of government debt securities	—	10,313
Expenditures for property and equipment	(6,879)	(11,725)
New loans and advances	(10,559)	(2,480)
Payments received on long-term receivables and advances	281	441
Net cash flow (deficit) from discontinued operations	(137)	630
Cash used by investing activities	(7,339)	(2,750)

Cash provided (used) by financing activities
Scheduled payments on long-term debt	(843)	(941)
Payments on long-term debt following sale of hotel	(4,148)	—
Cash dividends paid	(740)	(748)
Redemption of preferred stock	—	(294)
Purchase of treasury stock	—	(64)
Cash used by financing activities	(5,731)	(2,047)

Net decrease in cash	(9,722)	(8,514)
Cash and cash equivalents at beginning of period	14,256	23,850
Cash and cash equivalents at end of period	$4,534	$15,336

See accompanying notes to consolidated financial statements.

Supplemental Information of Interest and Income Taxes Paid

Cash paid for interest in the 2002 and 2001 nine month periods was approximately $4,817,000 and $5,087,000, respectively.  Cash refunded for income taxes in the 2002 nine month period was approximately $118,000.  Cash paid for income taxes in the 2001 nine month period was approximately $597,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.                                      Long-Term Receivables and Advances

	September 30, 2002	December 31, 2001
	(in thousands)
Sharm El Sheikh, Egypt(a)	$665	$609
Sonesta Hotel & Suites Coconut Grove, Miami, Florida(b)	4,694	2,958
Sonesta Beach Resort Anguilla(c)	8,250	—
Trump International Sonesta Beach Resort(d)	362	—
Other	290	322
Total long-term receivables	14,261	3,889
Less: current portion	8,476	199
Net long-term receivables	$5,785	$3,690

(a)                            This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  In July 2002, the Company agreed to increase the loan by $500,000, to assist with financing the construction of additional rooms and other hotel facilities.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at September 30, 2002 was 4.75%.  The original amount of the loan is being repaid in 60 monthly installments, commencing January 2000.  From the date the additional $500,000 is fully funded, which will be upon completion of the new facilities, the loan will be repaid in 42 monthly installments.

(b)                             This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company will loan up to $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The construction and FF&E loan bears interest at the prime rate (4.75% at September 30, 2002) plus 0.75%.  No interest is being charged on the $1,000,000 pre-opening loan.  These loans will be repaid, the pre-opening loan first, out of profits that would otherwise be available for distribution to the owner of the Hotel.

(c)                                  This non-interest bearing loan was made to the purchaser of Sonesta Beach Resort Anguilla, which hotel was sold by the Company in September 2002.    The sale price was $10,450,000, of which $2,200,000 was paid at closing, and the remaining $8,250,000 is due on November 25, 2002.   This loan is secured by a first mortgage on the hotel property.

(d)                                 This amount represents advances made to the owner of Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida for pre-opening costs and working capital.  No interest will be charged on these advances, which will be repaid out of available profits generated by the hotel after it opens. The hotel is expected to open in early 2003 (see also Note 5—Commitments & Contingencies).

3.                                      Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires on September 28, 2003.  This line of credit bears interest at the prime rate (4.75% at September 30, 2002).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at September 30, 2002.

A subsidiary of the Company has a $5,000,000 line of credit, which expires on March 31, 2005.  The loan is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms of the loan require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4.8% at September 30, 2002), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line at September 30, 2002.

Long-Term Debt

	September 30, 2002	December 31, 2001
	(in thousands)
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$40,016	$40,379
Sonesta Beach Resort Limited Partnership:
First mortgage note (b)	30,255	30,531
Sonesta Hotels of Anguilla, Ltd:
First mortgage note (c)	—	4,352
	70,271	75,262
Less current portion of long-term debt	926	1,139
Total long-term debt	$69,345	$74,123

(a)                                  This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $23,347,000 at September 30, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)                                 This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $44,907,000 at September 30, 2002.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.    Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

(c)                                  In connection with the sale of the Sonesta Beach Resort Anguilla, this loan was repaid in September 2002.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying Consolidated Statements of Operations are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(in thousands)
Direct departmental costs
Rooms	$3,248	$3,307	$10,449	$10,964
Food and beverage	4,357	4,490	14,356	15,272
Heat, light and power	729	797	2,129	2,539
Other	923	1,043	2,971	3,194
	$9,257	$9,637	$29,905	$31,969

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.                                      Commitments and Contingencies

In 2002, the Company entered into an agreement to manage a condominium hotel in Sunny Isles, Florida.  This hotel is currently under construction, and is expected to open in early 2003.  Under its agreements, the Company will fund pre-opening costs and working capital.  In addition, the Company will fund costs for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  At this point, the Company estimates its total commitment to be approximately $4.5 million, of which approximately $613,000 was advanced at September 30, 2002.   Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company guarantees 50% of operating deficits during a period of approximately 18 months following the opening of the hotel, and is committed to provide the hotel’s owner with certain minimum returns each year, subject to limits, thereafter.  In addition, the Company has an option to buy the hotel’s public (non-guestroom) spaces, which option can be exercised after the hotel opens.

6.                                      Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying Consolidated Statements of Operations is summarized below:

	Nine Months Ended September 30
	2002	2001
	(in thousands)
Deferred federal income tax provision (benefit)	$813	$(190)
Current federal income tax provision (benefit)	(1,348)	5
Current foreign income tax provision	116	145
Current state income tax provision	252	254
	$(167)	$214

7.                                      Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month and nine month periods ending September 30, 2002 and 2001 follows:

Three month period ended September 30, 2002

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)
Revenues	$17,033	$839	$17,872
Operating income (loss) before depreciation and amortization expense	1,537	(1,126)	411
Depreciation and amortization	(1,955)	(110)	(2,065)
Interest income (expense), net	(1,563)	88	(1,475)
Other income, net	—	4	4
Segment pre-tax loss	(1,981)	(1,144)	(3,125)

Segment assets	90,157	21,312	111,469
Segment capital additions	2,499	166	2,665

Nine month period ended September 30, 2002

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)
Revenues	$64,503	$3,159	$67,662
Operating income (loss) before depreciation and amortization expense	10,463	(1,495)	8,968
Depreciation and amortization	(5,875)	(330)	(6,205)
Interest income (expense), net	(4,650)	308	(4,342)
Other income, net	—	8	8
Segment pre-tax loss	(62)	(1,509)	(1,571)

Segment assets	90,157	21,312	111,469
Segment capital additions	5,634	1,296	6,930

Three month period ended September 30, 2001

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)
Revenues	$16,726	$580	$17,306
Operating income (loss) before depreciation and amortization expense	456	(1,023)	(567)
Depreciation and amortization	(1,878)	(110)	(1,988)
Interest income (expense), net	(1,588)	244	(1,344)
Other income, net	—	43	43
Segment pre-tax loss	(3,010)	(846)	(3,856)

Segment assets	88,528	23,612	112,140
Segment capital additions	4,305	63	4,368

Nine month period ended September 30, 2001

	Owned & Leased Hotels	Management Activities	Consolidated
	(in thousands)
Revenues	$69,350	$3,293	$72,643
Operating income (loss) before depreciation and amortization expense	11,257	(1,933)	9,324
Depreciation and amortization	(5,688)	(330)	(6,018)
Interest income (expense), net	(4,769)	1,083	(3,686)
Other income, net	5	13	18
Segment pre-tax profit (loss)	805	(1,167)	(362)

Segment assets	88,528	23,612	112,140
Segment capital additions	11,034	361	11,395

8.                                      Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.   The following table sets forth the computation of basic losses per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Numerator:
Net loss from continuing operations	$(2,195)	$(2,664)	$(1,404)	$(576)
Preferred stock dividends	—	(3)	—	(6)

Loss from continuing operations	(2,195)	(2,667)	(1,404)	(582)

Profit (loss) from discontinued operations	(1,084)	(397)	(1,234)	42

Numerator for earnings per share	$(3,279)	$(3,064)	$(2,638)	$(540)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,701

Loss per share of common stock:
Continuing operations	$(0.59)	$(0.72)	$(0.38)	$(0.16)
Discontinued operations	(0.29)	(0.11)	(0.33)	0.01
Net loss per share of common stock	$(0.88)	$(0.83)	$(0.71)	$(0.15)

9.                                      Discontinued Operations

After considering the disappointing operating results of the Sonesta Beach Resort Anguilla, and taking into account the general downturn in the hotel business, and in the Caribbean in particular, the Company decided to sell the hotel, which transaction was completed on September 5, 2002.   The sale price was $10,450,000 of which $2,200,000 was paid at closing, and a non-interest bearing loan was made to the purchaser for the remaining $8,250,000, which note becomes due on November 25, 2002.    The loan is secured by a first mortgage lien on the hotel property.   The financial statements for all periods presented have been reclassified to present the operations and sale of the resort as a discontinued operation.    Following is a summary of the loss reported on the sale of the hotel, as well as the operating results for the three and nine month periods ending September 30, 2002 and 2001:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Sale price	$10,450	$—	$10,450	$—
Book value of assets sold	(11,245)	—	(11,245)	—
Costs and expenses, including commission to broker	(495)	—	(495)	—
Loss on sale of property before income tax benefit	(1,290)	—	(1,290)	—

Revenues from operations	190	554	2,545	3,685
Expenses	(600)	(1,157)	(3,183)	(4,422)
Gain on casualty	—	—	—	801
Profit (loss) from operations before income tax benefit	(410)	(603)	(638)	64

Loss from discontinued operations, before income tax provision (benefit)	(1,700)	(603)	(1,928)	64
Income tax provision (benefit)	(616)	(206)	(694)	22
Loss from discontinued operations	$(1,084)	$(397)	$(1,234)	$42

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In September 2002, the Company sold the Sonesta Beach Resort Anguilla (see Note 9—Discontinued Operations).    The following revenues and results from operations for all periods have been reclassified to present the operations of the resort as a discontinued operation.

FIRST NINE MONTHS 2002 COMPARED TO 2001

For the nine month period ending September 30, 2002 the Company recorded a net loss of $1,404,000, or $(0.38) per common share, compared to a net loss of $576,000, or $(0.16) per common share, in the same period in 2001.   The Company’s results continue to be affected by lower demand from both group and transient business, which has resulted in lower revenues, primarily because of lower average room rates.    Competition for available business has been fierce.    Room revenues per available room (“REVPAR”) decreased substantially compared to 2001. The Company managed to offset a substantial portion of the lost revenues by lowering both operating and overhead expenses.

REVENUES

	TOTAL REVENUES
	NO. OF ROOMS	2002	2001
	(in thousands)
Sonesta Beach Resort Key Biscayne	300	$19,288	21,335
Royal Sonesta Hotel Boston (Cambridge)	400	18,918	20,931
Royal Sonesta Hotel New Orleans	500	26,297	27,084
Management and service fees and other revenues		3,159	3,293
Total revenues		$67,662	$72,643

Total revenues for the first nine months of 2002 were $67,662,000 compared to $72,643,000 in 2001, a decrease of approximately $4,981,000.

Revenues at Sonesta Beach Resort Key Biscayne decreased from $21,335,000 in the first nine months of 2001 to $19,288,000 in the same period in 2002.    This 10% decrease in revenues was caused almost entirely by a 19% decrease in room revenue per available room (“REVPAR”), primarily due to lower average room rates achieved.   Royal Sonesta Hotel Boston (Cambridge) reported a 10% decline in total revenues achieved during the nine month period ending September 30, 2002 compared to a year ago.    The total decrease in revenues of $2,013,000 was due to lower room revenues of $1,365,000 (entirely due to lower average room rates achieved), and lower food and beverage revenues because of decreases in banquet business.    Royal Sonesta Hotel New Orleans did better than its sister hotels, as total revenues decreased by only 3% during the first nine months of 2002 compared to 2001.    REVPAR decreased by 3% to account for the decreased revenues.    Income from management and service fees, which are mainly from hotels that the Company operates under management agreements, decreased from $3,293,000 in the first nine months of 2001 to $3,159,000 in the same period in 2002.    This was mainly due to lower fee income from the Company’s managed hotels in Egypt.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	2002	2001
	(in thousands)
Sonesta Beach Resort Key Biscayne	$(428)	$(181)
Royal Sonesta Hotel Boston (Cambridge)	2,318	2,746
Royal Sonesta Hotel New Orleans	2,699	3,004
Operating income from hotels after management and service fees	4,589	5,569
Management activities and other	(1,826)	(2,263)
Operating income	$2,763	$3,306

Operating income for the nine-month period ended September 30, 2002 was $2,763,000, compared to operating income of $3,306,000 in 2001, a decrease of approximately $543,000.

The operating loss at Sonesta Beach Resort Key Biscayne during the nine month period ending September 30, 2002 was $428,000, a $247,000 increase compared to the same period in 2001.   Decreased revenues of $2,047,000 were partially offset by decreased expenses of $1,800,000 (8% lower compared to last year).   This decrease in expenses was primarily in cost and operating expenses, administrative and general, maintenance and rental expenses.   Operating income at Royal Sonesta Hotel Boston (Cambridge) decreased from $2,746,000 in the first nine months of 2001 to $2,318,000 during the same period in 2002.  Decreased revenues of $2,013,000 were partially offset by decreases in expenses of $1,585,000, mainly due to lower cost and operating, administrative and general and maintenance expenses.  Lower payroll costs contributed substantially to the decreases in expenses in both the Boston and Key Biscayne hotels.  Royal Sonesta Hotel New Orleans reported operating income of $2,699,000 during the first three quarters of 2002, a decrease of $305,000 compared to the same period in 2001.   Total revenues decreased by $787,000, and expenses decreased by $482,000, despite the fact that occupancies in 2002 were virtually the same as those achieved in 2001.  The decrease in expenses in New Orleans were primarily in cost and operating and maintenance expenses.  The Company’s loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, decreased from $2,263,000 in the first nine months of 2001 to $1,826,000 in the same period in 2002.  Decreased fee income of $134,000 was more than offset by a decrease in expenses related to these activities of $571,000 during the first nine months of 2002 compared to last year.  The decrease in expenses was mainly due to lower corporate overhead expenses and savings related to the relocation of the corporate offices.    In addition, corporate expenses in 2001 included non-recurring severance costs related to the   outsourcing of the Company’s design function.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $133,000 from $4,820,000 in the first nine months of 2001 to $4,687,000 in the same period in 2002, due to the lower principal balances on the Cambridge and Key Biscayne hotel mortgage loans (see Note 3—Borrowing Arrangements).

Interest income in the first nine months of 2002 was $345,000 compared to $1,134,000 in the first nine months of 2001, a decrease of $789,000.    This decrease was due to lower short-term investment income because of much lower rates of return during 2002 compared to 2001, and because of the Company’s lower cash balances.

THIRD QUARTER 2002 COMPARED TO 2001

REVENUES

	TOTAL REVENUES
	NO. OF ROOMS	2002	2001
	(in thousands)
Sonesta Beach Resort Key Biscayne	300	$3,933	$3,764
Royal Sonesta Hotel Boston (Cambridge)	400	6,599	6,561
Royal Sonesta Hotel New Orleans	500	6,500	6,400
Management and service fees and other revenues		840	581
Total revenues		$17,872	$17,306

Total revenues for the three month period ended September 30, 2002 were $17,872,000 compared to $17,306,000 in the same period in 2001, an increase of approximately $566,000.

During the 2002 third quarter, Sonesta Beach Resort Key Biscayne increased revenues by a modest $169,000 compared to the 2001 third quarter.    This 4% increase in revenues was primarily from increased other income, since the hotels’ room revenue per available room (“REVPAR”) was the same in the 2002 quarter compared to 2001.   Royal Sonesta Hotel Boston (Cambridge) reported virtually the same revenues in the 2002 third quarter compared to last year.    The same applied to Royal Sonesta Hotel New Orleans.   Even though September business was better in 2002 compared to 2001, especially in Boston and Key Biscayne, the revenue gains during that month barely offset the revenue losses in the slow summer months of July and August.    Revenues from management activities were $840,000 during the 2002 third quarter, compared to $581,000 in the 2001 third quarter.    The 2002 income includes incentive fees which the Company earned in 2002 from a managed hotel in New Orleans.    Because of the downturn in business after September 11, 2001, the Company did not earn the same fees in 2001.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	2002	2001
	(in thousands)
Sonesta Beach Resort Key Biscayne	$(1,893)	$(2,470)
Royal Sonesta Hotel Boston (Cambridge)	1,054	638
Royal Sonesta Hotel New Orleans	420	409
Operating loss from hotels after management and service fees	(419)	(1,423)
Management activities and other	(1,235)	(1,132)
Operating loss	$(1,654)	$(2,555)

Operating loss for the third quarter of 2002 was $1,654,000, compared to an operating loss of $2,555,000 in 2001, a decrease of approximately $901,000.

Operating loss at Sonesta Beach Resort Key Biscayne decreased by $577,000 to $1,893,000 during the third quarter of 2002, compared to the 2001 third quarter.    Revenues increased by a modest $169,000, and expenses during the  third quarter decreased by $408,000 compared to last year, primarily due to lower cost and operating and maintenance expense.   Royal Sonesta Hotel Boston (Cambridge) reported an increase in its operating income from $638,000 in the third quarter of 2001 to $1,054,000 in 2002, which was almost entirely due to a decrease in expenses of $378,000.   The decrease was mainly due to lower cost and operating and repairs and maintenance expenses.   Royal Sonesta Hotel New Orleans had operating income of $420,000 in the 2002 third quarter, slightly higher than operating income of $409,000 in the 2002 third quarter.   Revenues increased by $100,000, and expenses increased by $89,000.   Loss from management activities, which is computed after giving effect to management, marketing and service fees to owned and leased hotels, increased by $103,000 to $1,235,000 in the third quarter of 2002, despite an increase in revenues of $259,000.    Expenses related to these activities increased by $362,000.   This was mainly due to the fact that the Company in September 2001, following the September 11 events and the subsequent drop-off in business, reversed provisions it had set up previously for 2001 bonus payments.   In addition, the Company provided in the 2002 third quarter for a $170,000 expense for an expected contribution towards first year operating deficits at the Sonesta Hotel & Suites Coconut Grove, which opened in April 2002.   Under its management contract for the hotel, the Company agreed to fund deficits during the first year of operations, which period will end March 31, 2003.

OTHER INCOME (DEDUCTIONS)

Interest income in the third quarter of 2002 was $102,000 compared to $253,000 in the 2001 third quarter, mainly due to lower investment income on the Company’s cash balances, partially offset by interest income on loans made to the owner of Sonesta Hotel & Suites Coconut Grove.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The income tax benefit on the Company’s losses during the first nine months of 2002 was less than what would be expected based on the statutory tax rates, which was due to the provision for state taxes on the Company’s income from Royal Sonesta Hotel New Orleans, and the provision for foreign taxes on the Company’s income from its managed hotels in Egypt.   At September 30, 2002 refundable income taxes of $2,913,000 are included in current assets.   This consists primarily of federal income tax refunds for losses incurred in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4,534,000 at September 30, 2002.    In addition, the Company has $7,000,000 available under two credit lines.

The Company sold Sonesta Beach Resort Anguilla in September 2002.    Of the sale price of $10,450,000, $2,200,000 was received at closing, and a loan was made to the purchaser for the balance of $8,250,000, which will be due on November 25, 2002.    The remaining balance of $4,148,000 of the mortgage loan which encumbered the resort was paid at closing.

In 2002, the Company entered into an agreement to manage a condominium hotel in Sunny Isles, Florida. This Hotel is currently under construction, and is expected to open in early 2003.   Under its agreements, the Company will fund pre-opening costs and working capital.  In addition, the Company will fund costs for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.   The Company has also agreed to purchase four condominium units in the Hotel.    At this point, the Company estimates its total commitment to be approximately $4.5 million, of which $613,000 was advanced at September 30, 2002.      Based on the management agreement, the

Company will receive management fees based on revenues, and incentive fees based on profits, as defined.   Under the same agreements, the Company guarantees 50% of operating deficits during a period of approximately 18 months following the opening of the hotel, and is committed to provide the Hotel’s owner with certain minimum returns each year, subject to limits, thereafter.   In addition, the Company has an option to buy the hotel’s public (non-guestroom) spaces, which option can be exercised after the Hotel opens.

The Company agreed to loan an additional $500,000 to the owner of Sonesta Beach Resort Sharm El Sheikh, to assist with the financing of the construction of additional rooms and other hotel facilities.    An amount of $200,000 was funded in July and an additional $200,000 was funded in October.    The remaining $100,000 will be funded as the improvements are being completed.

During the first nine months of 2002, the Company advanced $1,610,000 to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which is a condominium hotel that opened in April 2002.   Under its agreements, the Company is loaning up to $5,000,000 to the project to fund part of the project costs, and for pre-opening costs and working capital (see also Note 2—Long Term Receivables and Advances).    The Company funded the remaining portion of this commitment, approximately $500,000, in October 2002.    Under its agreements, the Company is committed to provide certain minimum returns to the hotel’s owner, and to fund operating deficits during the first year, which will end on March 31, 2003.    The Company advanced $1,066,000 at September 30, 2002 for seasonal losses, and expects to recover these advances, with the exception of a projected deficit of $170,000 for the first year, during the winter season 2002/03.  The amounts advanced, net of the $170,000 provision for the projected deficit, are included in prepaid and other current assets at September 30, 2002.

The Company believes that its present cash balances and available credit lines will be more than adequate to meet its cash requirements for 2002 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.    The Company uses fixed rate debt to finance the ownership of its properties.    The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2002.    This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate	$228	$945	$1,014	$1,124	$1,225	$65,734	$70,270	$70,270
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO and Vice President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.   Based on that evaluation, the Company’s management, including the CEO, CFO and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended September 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By: /s/	Boy A. J. van Riel

Boy A. J. van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date:	November 12, 2002

I, Boy A. J. van Riel, certify that:

1.                                       I have reviewed the quarterly report on Form 10-Q for the period ending September 30, 2002 of Sonesta International Hotels Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Boy A.J. van Riel
		Name:	Boy A.J. van Riel
		Title:	Vice President and Treasurer

I, Roger P. Sonnabend, certify that:

1.                                       I have reviewed the quarterly report on Form 10-Q for the period ending September 30, 2002 of Sonesta International Hotels Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Roger P. Sonnabend
		Name:	Roger P. Sonnabend
		Title:	Chairman of the Board and Chief Executive Officer

I, Paul Sonnabend, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of Sonesta International Hotels Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Paul Sonnabend
		Name:	Paul Sonnabend
		Title:	Chairman of the Executive Committee and Chief Financial Officer