Form 10-K
period 2002-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2003-03-26
CIK 91741

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


   (Mark One)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to___________


                          Commission file number 0-9032


                    SONESTA INTERNATIONAL HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

NEW YORK                                                 13-5648107
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

116 Huntington Avenue, Boston, Massachusetts                  02116
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (617) 421-5400

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

             Securities registered pursuant to Section 12(g) of Act:

Title of each class               Name of each exchange on which registered

Class A Common Stock
$ .80 par value                                                      NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No. / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 28, 2002 was $5,729,484.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 15, 2003 was 3,698,230.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

     2. Portions of the proxy statement for the 2002 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 13 through 17 of this Form 10-K.

                                    PART I

ITEM 1.        BUSINESS

     (a) General Development of Business. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; and New Orleans, Louisiana. It also operates, under management agreements, hotels in Southampton, Bermuda; New Orleans, Louisiana; Coconut Grove, Florida; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. In April 2003, the Company will open a condominium hotel consisting of up to 388 hotel guestrooms in Sunny Isles Beach, in Florida, which the Company will operate under a management contract. Under that contract, the Company will fund pre-opening costs and working capital, and will contribute costs for the Hotel's non-guestroom furniture, fixtures and equipment in excess of a certain limit. In addition, the Company has agreed to purchase four condominium units in the Hotel. The Company has also entered into management agreements to operate new hotels being created in Biloxi, Mississippi; and in Taba, Ras Sudr and Nuweiba, Egypt. The Company has entered into master franchise agreements for Brazil, Peru and Italy, and currently licenses six (7) hotels in Peru, and four (4) hotels, including a 10th century castle, in Tuscany, Italy. A licensed property in Sao Paulo, Brazil, is expected to open in June 2003.

     (b) Refer to Note 8 to the Company's consolidated financial statements (pages 18 and 19 of the 2002 Annual Report to Shareholders) for information concerning the segment(s) in which the Company operates.

     (c) Narrative Description of Business: The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2002, the Company made such capital expenditures totaling approximately $21,380,000.

          The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

          The Company has approximately 1560 employees. Approximately 250 of these employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

          The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2002, 2001, and 2000. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

                                                                                             TOTAL
                                                   NUMBER OF     YEAR BUILT                 REVENUES
HOTEL                                                ROOMS       OR ACQUIRED             (IN THOUSANDS)
-----                                              ---------     -----------             ---------------
                                                                                  2002         2001       2000
                                                                                  ----         ----       ----
Sonesta Beach Resort Key Biscayne            Owned    300         1998          $ 25,477    $ 26,144   $ 28,972
Royal Sonesta Hotel Boston (Cambridge)       Owned    400         1963/1984       25,500      26,831     31,765
Royal Sonesta Hotel New Orleans             Leased    500         1969            34,954      36,299     37,201

                                                               AVERAGE                             AVERAGE
                                                              OCCUPANCY                             DAILY
                                                              PERCENTAGE                             RATE
                                                              ----------                           --------
HOTEL                                              2002          2001       2000         2002        2001         2000
-----                                              -----------------------------         -----------------------------
Sonesta Beach Resort Key Biscayne                  64.0%         63.2%      73.9%       $ 194       $ 211        $ 211
Royal Sonesta Hotel Boston (Cambridge)             68.7%         66.3%      77.1%         160         173          183
Royal Sonesta Hotel New Orleans                    78.8%         83.0%      83.3%         167         167          168

                                                                           "REVPAR"
                                                                           --------
HOTEL                                                             2002        2001         2000
-----                                                             ----        ----         ----
Sonesta Beach Resort Key Biscayne                                $ 124       $ 134        $ 156
Royal Sonesta Hotel Boston (Cambridge)                             110         115          141
Royal Sonesta Hotel New Orleans                                    132         139          140

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

          For revenues by class of service for the three years ended December 31, 2002, reference is made to the Consolidated Statements of Operations which appear on page 9 of the 2002 Annual Report to Shareholders.

     (d) Financial Information about Foreign and Domestic Operations: This information is incorporated by reference from Note 8 on pages 18 and 19 of the 2002 Annual Report to Shareholders.

ITEM 2.        PROPERTIES

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort, Key Biscayne, Florida. Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the registrant which appears on page 16 of the Company's 2002 Annual Report to Shareholders for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Key Biscayne, Florida property.

The Company sold Sonesta Beach Resort Anguilla, in September 2002, for a sale price of $10,450,000, of which $2,200,000 was received at closing, and the remaining $8,250,000 was paid in November 2002. The outstanding mortgage loan balance of $4,216,000 which encumbered the Resort was repaid at closing.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its two remaining ten-year extension options.

The Company also operates under management agreements hotels in Southampton, Bermuda; Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida (opening April 2003); New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has granted licenses for the use of its name to seven (7) hotels in Peru, and four (4) hotels, including a 10th century castle, in Tuscany, Italy.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116. That lease commenced May 1, 2002, and has a 10-year term.

ITEM 3.        LEGAL PROCEEDINGS

The Company is from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2002.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2002 Annual Report to Shareholders.

A dividend of $ .10 per share was paid on the Company's common stock in July 2001 and a dividend of $ .10 per share was declared on the Company's common stock in December 2001, but was paid in January 2002. A dividend of $ .10 per share was paid in July 2002, and a dividend of $ .10 per share was declared on the Company's common stock in December 2002, but was paid in January 2003. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 12 of the 2002 Annual Report to Shareholders.

During the third quarter of 2001, the Company redeemed its outstanding preferred stock at the redemption price of $27.50 per share, for a total amount of $294,000.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Financial Data, on page 2 of the 2002 Annual Report to Shareholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information is incorporated by reference from pages 3 through 7 of the 2002 Annual Report to Shareholders.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from page 7 of the 2002 Annual Report to Shareholders.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 5, 2003, are incorporated herein by reference from the 2002 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 7 of the 2002 Annual Report to Shareholders, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   DIRECTORS OF THE COMPANY AND COMPLIANCE WITH SECTION 16 (a)

     The information required by this item is incorporated herein by reference from the proxy statement for the 2003 Annual Meeting of Stockholders, which will be held on May 12, 2003.

B.   THE EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

                                                                                        EMPLOYMENT HISTORY
             NAME                      PRESENT POSITION            AGE                   1998 TO PRESENT
             ----                      ----------------            ---                  ------------------
Roger P. Sonnabend               Chairman of the Board and         77      Chairman and Chief Executive Officer
                                 Chief Executive Officer

Stephanie Sonnabend              President                         50      President

Paul Sonnabend                   Chairman of the Executive         75      Chairman of the Executive Committee and
                                 Committee and Chief                       Chief Financial Officer
                                 Financial Officer

Stephen Sonnabend                Senior Vice President             71      Senior Vice President

Boy van Riel                     Vice President and Treasurer      44      Vice President and Treasurer

Peter J. Sonnabend               Vice Chairman, Vice               49      Vice Chairman, Vice President and Secretary
                                 President and Secretary

Carol Beggs                      Vice President, Technology        42      Director of Information Systems until
                                                                           November 1999

Felix Madera                     Vice President, International     54      Vice President, International

Peter Koerner                    Vice President, Facilities        52      Facility Director, Stardust Hotel & Casino,
                                                                           until March 2001

Kathy Rowe                       Vice President, Food and          44      Director of Food and Beverage until May 1999
                                 Beverage

Jacqueline Sonnabend             Executive Vice President          48      Executive Vice President

Hans U. Wandfluh                 Vice President                    68      Vice President; also President and General
                                                                           Manager, Royal Sonesta Hotel, New Orleans,
                                                                           Louisiana

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these items is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Stockholders, which will be held on May 12, 2003. As to Item 12, above, the issuer has no equity compensation plans for which disclosure under Item 201(d) of Regulations S-K is required.

                                       and

Item 14.       INTERNAL CONTROLS AND PROCEDURES.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, CFO, and Vice President and Treasurer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, CFO and Vice President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8-K filed during the last quarter of 2002:  None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Item 15 (a) (1) and (2)                                        References (Page)

                                                                               2002 Annual Report
                                                                  Form 10-K    to  Shareholders*
                                                                  ---------    -----------------
Consolidated Balance Sheets
at December 31, 2002 and 2001                                                      10 - 11


For the years ended December 31, 2002, 2001, and 2000:

          Consolidated Statements of
          Operations                                                                     9

          Consolidated Statements of
          Stockholders' Equity                                                          12

          Consolidated Statements of
          Cash Flows                                                                    13

          Notes to Consolidated
          Financial Statements                                                     14 - 20

Consolidated Financial Statement
Schedule for the year ended
December 31, 2002:


II.       Consolidated Valuation and
          Qualifying Accounts                                                           12

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

----------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                                   SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2002

                                            Balance        Amounts                        Balance
                                            Beginning      Charged        Amounts         End of
                                            of Year        to Income      Written Off     Year
                                            ---------      ---------      -----------     ---------
YEAR ENDED DECEMBER 31, 2000

     Allowance for doubtful accounts        $ 259,583      $  30,006      $   (19,411)    $ 270,178
                                            =========      =========      ===========     =========

YEAR ENDED DECEMBER 31, 2001

     Allowance for doubtful accounts        $ 270,178      $  80,312      $   (90,950)    $ 259,540
                                            =========      =========      ===========     =========

YEAR ENDED DECEMBER 31, 2002

     Allowance for doubtful accounts        $ 259,540      $  12,395      $    30,692     $ 241,243
                                            =========      =========      ===========     =========

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                                INDEX TO EXHIBITS

NUMBER            DESCRIPTION                                                               PAGE NOS.
------            -----------                                                               ---------
3.1               Certificate of Incorporation as amended to date. (5)

3.2               Company By-laws, as amended to date. (7)

10.1              Management Agreement, between Sonesta Hotels of Florida, Inc.              24 - 107
                  and Sunny Isles Luxury Ventures L.C., Trustee, dated as of
                  June 21, 2001.

10.2              Purchase and Sale Agreement, between Sonesta Hotels of Anguilla,          108 - 127
                  Limited, and Flag Luxury Properties (Anguilla), LLC, dated
                  July 26, 2002.

10.3 (a)          Loan  Agreement  dated  effective  April 1, 2002, by and between Royal    128 - 152
                  Sonesta,   Inc.  ("Royal  Sonesta"),   Sonesta   International  Hotels
                  Corporation ("Sonesta") and Hibernia National Bank ("Hibernia").

10.3 (b)          Promissory  Note  dated  effective  April 1, 2002 by Royal  Sonesta in    153 - 155
                  favor of Hibernia in the amount of $5,000,000.00

10.3 (c)          Multiple  Indebtedness Mortgage by Royal Sonesta in favor of Hibernia,    156 - 172
                  dated March 28, 2002, effective April 1, 2002, in
                  the amount of $50,000,000.00.

10.3 (d)          Continuing  Guaranty,  effective April 1, 2002, by Sonesta in favor of    173 - 179
                  Hibernia.

10.4 (a)          Management Agreement, between Sonesta Coconut Grove, Inc. ("SCG"), and Mutiny on the Park, Ltd. ("Mutiny"), dated December 22, 2000. (13)

10.4 (b)          Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (13)

10.4 (c)          Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin
                  Borkowsky ("Dunin"), dated December 22,2000. (13)

10.4 (d)          Promissory Note ($1,000,000) in favor of SCG, dated
                  December 22, 2000. (13)

NUMBER            DESCRIPTION                                                               PAGE NOS.
------            -----------                                                               ---------
10.4 (e)          Promissory Note ($4,000,000) in favor of SCG, dated
                  December 22, 2000. (13)

10.4 (f)          Collateral Pledge and Escrow Agreement ($1,000,000) dated
                  December 22, 2000. (13)

10.4 (g)          Collateral Pledge and Escrow Agreement ($4,000,000), dated
                  December 22, 2000. (13)

10.5 (a)          Commitment Letter agreement,  dated September 27,2002, between Sonesta    180 - 181
                  International  Hotels  Corporation  ("Sonesta")  and Citizens  Bank of
                  Massachusetts ("Citizens").

10.5 (b)          Second  Allonge  to  $2,000,000   Commercial   Promissory  Note  dated          182
                  September 29, 2000 (the  "Note"),  dated  September 28, 2002,  between
                  Sonesta and Citizens,  extending the maturity of the Note to
                  September 28, 2003.

10.5 (c)          Commercial  Promissory  Note  ($2,000,000)  from  Sonesta to Citizens, dated September 29, 2000. (12)

10.6 (a)          Amended and  Restated  Promissory  Note  ($41,000,000),  dated
                  May 30, 2000,  from the Trustees of  Charterhouse of Cambridge Trust (
                  "Trust") and Sonesta of  Massachusetts,  Inc.  ("Sonesta  Mass") to
                  SunAmerica Life Insurance Company ("SunAmerica"). (12)

10.6 (b)          Mortgage and Loan  Modification  Agreement,  dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica.  (12)

10.6 (c)          Reaffirmation  and  Modification  of Limited  Guaranty  Agreement  and
                  Environmental  Indemnity Agreement,  dated as of May 30, 2000, between
                  Trust,  Sonesta Mass,  and Sonesta  International  Hotels  Corporation
                  ("Sonesta"), and SunAmerica.  (12)

10.6 (d)          Deficiency  Guaranty  Agreement,  dated  as of May 30,  2000,  between
                  Trust, Sonesta Mass, and SunAmerica, "Escrow Agent". (12)

NUMBER            DESCRIPTION                                                               PAGE NOS.
------            -----------                                                               ---------
10.7 (a)          Consolidated and Renewed Promissory Note ($31,000,000), dated
                  May 30, 2000, from Sonesta Beach Resort Limited Partnership
                  ("Partnership") to SunAmerica. (12)

10.7 (b)          Consolidated, Amended and Restated Mortgage, Security Agreement,
                  Fixture Filing, Financing Statement and Assignment of Leases and
                  Rents, dated as of May 30, 2000, between Partnership and SunAmerica.
                  (12)

10.7 (c)          Mortgage, Security Agreement, Fixture Filing, Financing Statement
                  and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica. (12)

10.7 (d)          Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta and SunAmerica. (12)

10.7 (e)          Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the Partnership and SunAmerica. (12)

10.7 (f) Environmental Indemnity Agreement, dated as of May 30, 2000, between the Partnership, Sonesta and SunAmerica. (12)

10.8 (a)          Promissory Note ($1,116,853), from Masters of Tourism to Sonesta                183
                  International Hotels Limited ("SIHL"), dated July 1, 2002.

10.8 (b)          Fourth Amendment to Loan Agreement, dated July 1, 2002, providing         184 - 187
                  for an additional $500,000 loan to Masters of Tourism for "Essential
                  New Facilities".

10.8 (c)          Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of
                  Tourism and SIHL. (8)

10.8 (d)          (Personal) Guaranty of Hisham Aly, dated as of December 18, 1996.  (8)

10.8 (e)          Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of
                  Tourism and SIHL (consolidating two (2) outstanding loan balances). (8)

10.8 (f)          "Amendment to Loan Agreement", dated April 29, 1997, between Masters of
                  Tourism and SIHL.  (9)

NUMBER            DESCRIPTION                                                               PAGE NOS.
------            -----------                                                               ---------
10.8 (g)          (Personal) Guaranty of Hisham Aly, dated as of April 29, 1997.  (9)

10.8 (h)          Second Amendment to Loan Agreement, dated September 15, 1998, between
                  Masters of Tourism and SIHL. (10)

10.8 (i)          Third Amendment to Loan Agreement, dated January 1, 2000, between
                  Masters of Tourism and SIHL.  (11)

10.9              Indenture of Lease, dated  March 18, 2002, between ATC                    188 - 227
                  Realty, Inc. and Sonesta International Hotels International
                  Hotels Corporation.

10.10 (a)         Extension of Lease by Royal Sonesta, Inc., dated August 6, 1993. (6)

10.10 (b)         Agreement, dated September 9, 1993, between Royal
                  Sonesta, Inc. and Aetna Life Insurance Company. (6)

10.11 (a)         Hotel Lease, dated December 12, 1967,  between Chateau  Louisiane,
                  Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)

10.11 (b)         Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau
                  Louisiane, Inc. and Louisiana Sonesta Corporation. (2)

10.11 (c)         Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau
                  Louisiane, Inc. and Royal Sonesta, Inc. (3)

10.11 (d)         Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life
                  Insurance Company and Royal Sonesta, Inc. (4)

10.12 (a)         Restated  Employment Agreement, dated January 1, 1992, between the
                  Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (5) (Management contract under Item  601
                  (10)(iii) (A))

10.12 (b)         Restated Employment Agreement, dated January 1, 1992,
                  between the Registrant and Roger P. Sonnabend, together
                  with letter agreement regarding permanent and total
                  disability. (5) (Management contract under Item 601 (10)
                  (iii) (A)).

NUMBER            DESCRIPTION                                                               PAGE NOS.
------            -----------                                                               ---------
10.12 (c)         Restated Employment Agreement, dated January 1, 1992,
                  between the Registrant and Stephen Sonnabend together
                  with letter agreement regarding permanent and total
                  disability. (5) (Management contract under Item 601 (10)
                  (iii) (A)).

13                Annual Report to Security  Holders for the calendar year ended  December  228 - 249
                  31, 2002

21                Subsidiaries of the Registrant.                                                 250

23                Consent of Ernst and Young LLP filed herewith.                                  251

99.1              Certification                                                                   252

(1)    Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)    Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)    Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)    Incorporated by reference to the Company's 1981 Report on Form 10-K.
(5)    Incorporated by reference to the Company's 1992 Report on Form 10-K.
(6)    Incorporated by reference to the Company's 1993 Report on Form 10-K.
(7)    Incorporated by reference to the Company's 1995 Report on Form 10-K.
(8)    Incorporated by reference to the Company's 1996 Report on Form 10-K.
(9)    Incorporated by reference to the Company's 1997 Report on Form 10-K.
(10)   Incorporated by reference to the Company's 1998 Report on Form 10-K.
(11)   Incorporated by reference to the Company's 1999 Report on Form 10-K.
(12)   Incorporated by reference to the Company's 2000 Report on Form 10-K.
(13)   Incorporated by reference to the Company's 2001 Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
                   (Registrant)

By: /S/                                                   Date: March 14, 2003
       --------------------------------
              Boy van Riel
              Vice President and Treasurer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/                                                    Date: March 14, 2003
       ---------------------------------
              Roger P. Sonnabend
              Chairman of the Board and Chief Executive Officer


By: /S/                                                    Date: March 14, 2003
       ---------------------------------
              Boy van Riel
              Vice President and Treasurer, Principal
              Financial and Accounting Officer


By: /S/                                                    Date: March 14, 2003
       ---------------------------------
              Paul Sonnabend
              Director


By: /S/                                                    Date: March 14, 2003
       ----------------------------------
              Peter J. Sonnabend
              Director


By: /S/                                                    Date: March 14, 2003
       ----------------------------------
              Stephanie Sonnabend
              Director


By: /S/                                                    Date: March 14, 2003
       ----------------------------------
              Stephen Sonnabend
              Director

By: /S/                                                    Date: March 14, 2003
       --------------------------------------
              George S. Abrams
              Director


By: /S/                                                    Date: March 14, 2003
       --------------------------------------
              Vernon R. Alden
              Director


By: /S/                                                    Date: March 14, 2003
       -------------------------------------
              Joseph L. Bower
              Director


By: /S/                                                    Date: March 14, 2003
       -----------------------------------
              Jean C. Tempel
              Director

I, Boy A. J. van Riel, certify that:

     1. I have reviewed the annual report on Form 10-K for the period ending December 31, 2002, of Sonesta International Hotels Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 14, 2003                 /S/
                                             --------------------------------
                                             Name:  Boy A.J. van Riel
                                             Title: Vice President and Treasurer

I, Roger P. Sonnabend, certify that:

     1. I have reviewed the annual report on Form 10-K for the period ending December 31, 2002, of Sonesta International Hotels Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               f) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               g) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 14, 2003                 /S/
                                             --------------------------------
                                             Name:  Roger P. Sonnabend
                                             Title: Chairman of the Board and
                                                    Chief Executive Officer

I, Paul Sonnabend, certify that:

     1. I have reviewed the annual report on Form 10-K for the period ending December 31, 2002, of Sonesta International Hotels Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               h) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               i) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               j) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               k) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               l) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 14, 2003                 /S/
                                             --------------------------------
                                             Name:  Paul Sonnabend
                                             Title: Chairman of the Executive
                                                    Committee and Chief
                                                    Financial Officer