Form 10-Q
period 2003-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2003-05-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

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

As of May 7, 2003 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March  31, 2003 (unaudited)  and  December 31, 2002

	(in thousands)
	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$7,020	$12,675
Accounts and notes receivable:
Trade, less allowance of $254 ($241 at December 31, 2002) for doubtful accounts	6,950	6,920
Other, including current portion of long-term receivables and advances	564	443
Total accounts and notes receivable	7,514	7,363
Refundable income taxes	1,579	1,600
Current portion of deferred taxes	321	311
Inventories	1,053	1,109
Prepaid expenses and other	3,490	3,294

Total current assets	20,977	26,352

Long-term receivables and advances	8,282	7,147

Property and equipment, at cost:
Land and land improvements	9,202	9,202
Buildings	64,380	64,361
Furniture and equipment	41,825	41,168
Leasehold improvements	6,352	6,069
Projects in progress	676	367
	122,435	121,167

Less accumulated depreciation and amortization	40,080	37,996
Net property and equipment	82,355	83,171

Other long-term assets	2,967	1,780
	$114,581	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March  31, 2003 (unaudited)  and  December 31, 2002

	(in thousands)
	March 31 2003	December 31 2002

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$950	$946
Accounts payable	4,158	4,199
Advance deposits	2,769	3,352
Federal, foreign and state income taxes	853	848
Accrued liabilities:
Salaries and wages	1,608	1,860
Rentals	1,830	5,000
Interest	549	543
Pension and other employee benefits	1,388	1,418
Other	1,589	1,117

Total accrued liabilities	6,964	9,938

Total current liabilities	15,694	19,283

Long-term debt	68,843	69,097

Deferred federal and state income taxes	5,141	5,275

Other non-current liabilities	2,766	2,313

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value: Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	29,308	29,653
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	22,137	22,482
	$114,581	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended March 31
	2003	2002

Revenues:
Rooms	$14,036	$15,327
Food and beverage	6,541	6,601
Management, license and service fees	877	1,143
Parking, telephone and other	2,230	2,316
	23,684	25,387

Costs and expenses:
Costs and operating expenses	10,175	10,247
Advertising and promotion	1,875	1,929
Administrative and general	3,988	3,619
Human resources	366	427
Maintenance	1,574	1,485
Rentals	2,023	2,673
Property taxes	577	720
Depreciation and amortization	2,085	2,047
	22,663	23,147
Operating income	1,021	2,240

Other income (deductions):
Interest expense	(1,534)	(1,547)
Interest income	111	127
Foreign exchange loss	(2)	(1)
Gain on sales of assets	18	—
	(1,407)	(1,421)
Profit (loss) from continuing operations before income tax provision (benefit)	(386)	819
Income tax provision (benefit)	(41)	387
Net profit (loss) from continuing operations	(345)	432
Discontinued operations (Note 9):
Profit from operations of discontinued hotel	—	175
Income tax provision	—	59
Profit from discontinued operations	—	116
Net profit (loss)	(345)	548
Retained earnings at beginning of period	29,653	34,389
Retained earnings at end of period	$29,308	$34,937

Basic and diluted profit (loss) per share from:
Continued operations	$(0.09)	$0.12
Discontinued operations	—	0.03
Net profit (loss) per share of common stock	$(0.09)	$0.15
Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash  (in thousands)

	Three Months Ended March 31
	2003	2002

Cash provided (used) by operating activities
Net income (loss)	$(345)	$548
Items not (providing) requiring cash	438	380
Pension expense
Depreciation and amortization of property and equipment	2,085	2,047
Other amortization	22	22
Deferred federal and state income tax provision (benefit)	(144)	434
Gain on sales of assets	(18)	—
Profit from discontinued operations	—	(175)
Deferred interest income	(50)	(35)

Changes in assets and liabilities
Accounts and notes receivable	(263)	(1,878)
Refundable income taxes	21	338
Inventories	56	171
Prepaid expenses and other	(196)	(216)
Accounts payable	329	399
Advance deposits	(583)	(905)
Federal, foreign and state income taxes	5	138
Accrued liabilities	(2,960)	(2,642)
Cash used by operating activities	(1,603)	(1,374)

Cash provided (used) by investing activities
Expenditures for property and equipment	(1,268)	(2,175)
Other investments	(1,115)	—
Payments received on long-term receivables and advances	44	49
Proceeds from sales of assets	18	—
New loans and advances	(1,111)	(1,107)
Net cash flow from discontinued operations	—	299
Cash used by investing activities	(3,432)	(2,934)

Cash used by financing activities
Payments on long-term debt	(250)	(230)
Cash dividends paid	(370)	(370)
Cash used by financing activities	(620)	(600)

Net decrease in cash	(5,655)	(4,908)
Cash and cash equivalents at beginning of period	12,675	14,256
Cash and cash equivalents at end of period	$7,020	$9,348

See accompanying notes to condensed consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2003 three-month period and the 2002 three-month period was approximately $1,528,000 and $1,592,000, respectively.  Cash paid for income taxes in the first quarter of 2003 was approximately $77,000.   Cash refunded for income taxes in the first quarter of 2002 was approximately $463,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States  for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.                                      Long-Term Receivables and Advances

	(in thousands)
	March 31, 2003	December 31, 2002
Sharm El Sheikh, Egypt (a)	$797	$821
Sonesta Hotel & Suites Coconut Grove, Miami, Florida (b)	5,335	5,285
Trump International Sonesta Beach Resort (c)	2,017	1,003
Other	407	283
Total long-term receivables	8,556	7,392
Less: current portion	274	245
Net long-term receivables	$8,282	$7,147

(a)                                  This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at March 31, 2003 was 4.25%.  This loan is being repaid in 42 monthly installments, starting in January 2003.

(b)                                 This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate (4.25% at March 31, 2003) plus 0.75%.  No interest is being charged on the loan for pre-opening costs.  These loans will be repaid, the loan for pre-opening costs first, out of future profits that would otherwise be available for distribution to the owner of the hotel.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida for pre-opening costs and working capital.  No interest will be charged on these advances, which will be repaid out of available profits generated by the hotel.  The hotel opened for business in April 2003 (See also Note 5—Commitments and Contingencies).

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires on September 28, 2003.  This line of credit bears interest at the prime rate (4.25% at March 31, 2003).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at March 31, 2003.

A subsidiary of the Company has a $5,000,000 line of credit, which expires on March 31, 2005.  The line of credit is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4.3% at March 31, 2003), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line at March 31, 2003.

Long-Term Debt

	(in thousands)
	March 31, 2003	December 31, 2002
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$39,743	$39,886
Sonesta Beach Resort Limited Partnership:
First mortgage note (b)	30,050	30,157
	69,793	70,043
Less current portion of long-term debt	950	946
Total long-term debt	$68,843	$69,097

(a)                                  This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $22,665,000 at March 31, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)                                 This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $43,810,000 at March 31, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.    Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2003	2002
Direct departmental costs
Rooms	$3,332	$3,555
Food and beverage	4,959	5,006
Heat, light and power	733	680
Other	1,151	1,006
	$10,175	$10,247

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Commitments and Contingencies

The Company operates the Trump International Sonesta Beach Resort, a condominium hotel in Sunny Isles Beach, Florida.  This hotel opened in April 2003.  Under its agreements, the Company is obligated to advance funds for pre-opening costs and working capital.  In addition, the Company contributes towards the cost for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  The Company estimates its total cash commitment to be approximately $5,900,000, of which approximately $3,900,000 had been advanced at March 31, 2003.  In addition, the Company will guaranty a $1 million equipment lease for the hotel. Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company guarantees 50% of net operating losses during the period from the opening of the hotel until November 1, 2004.

6.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Three Months Ended March 31
	2003	2002

Current federal income tax benefit	$(20)	$(194)
Current foreign income tax provision	35	47
Current state income tax provision	88	100
Deferred federal income tax provision (benefit)	(144)	434
	$(41)	$387

7.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month periods ending March 31, 2003 and 2002 follows:

Period ended March 31, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,796	$888	$23,684
Operating income (loss) before depreciation and amortization expense	3,918	(812)	3,106
Depreciation and amortization	(1,967)	(118)	(2,085)
Interest income (expense), net	(1,522)	99	(1,423)
Other income (deductions)	18	(2)	16
Segment pre-tax profit (loss)	447	(833)	(386)

Segment assets	91,496	23,085	114,581
Segment capital additions	1,250	18	1,268

Period ended March 31, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$24,239	$1,148	$25,387
Operating income (loss) before depreciation and amortization expense	4,478	(191)	4,287
Depreciation and amortization	(1,937)	(110)	(2,047)
Interest income (expense), net	(1,539)	119	(1,420)
Other deductions	—	(1)	(1)
Segment pre-tax profit (loss)	1,002	(183)	819

Segment assets	93,174	20,705	113,879
Segment capital additions	1,333	842	2,175

8.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.   The following table sets forth the computation of basic profits and losses per share of common stock:

	Three months ended March 31
	2003	2002
Numerator:

Profit (loss) from continuing operations	$(345)	$432
Profit from discontinued operations	—	116
Numerator for earnings per share	$(345)	$548

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Profit (loss) per share of common stock:
Continuing operations	$(0.09)	$0.12
Discontinued operations	—	0.03
Net profit (loss) per share of common stock	$(0.09)	$0.15

9.                      Discontinued Operations

In September 2002, the Company sold the Sonesta Beach Resort Anguilla.    The financial statements for the three month period ended March 31, 2002, have been reclassified to present the operations of the resort as a discontinued operation.    Following is a summary of the operating results for the three month period ended March 31, 2002:

Three months ended March 31, 2002
Revenues from operations	$1,643
Expenses	(1,468)
Profit from operations before income tax provision	$175
Income tax provision	(59)
Profit from discontinued operations	$116

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In September 2002, the Company sold the Sonesta Beach Resort Anguilla (see Note 9—Discontinued Operations).   The following revenues and results from operations for the 2002 period have been reclassified to present the operations of the resort as a discontinued operation.

FIRST QUARTER 2003 COMPARED TO 2002

In the first quarter of 2003 the Company recorded a net loss from continuing operations of $345,000, or $(0.09) per common share, compared to net income from continuing operations of $432,000, or $ 0.12 per common share, in the first quarter of 2002.   The Company’s results continue to be affected by lower demand from both group and transient market segments due to the economic recession, and by reduced business and leisure travel due to the war in Iraq.   Discounted room rates due to fierce competition for available business have resulted in decreases in revenue per available room (“REVPAR”) in most locations, resulting in lower revenues and operating profits during the first quarter of 2003 compared to the same period in 2002.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2003	2002
Sonesta Beach Resort Key Biscayne	300	$9,111	$8,993
Royal Sonesta Hotel Boston (Cambridge)	400	4,132	4,679
Royal Sonesta Hotel New Orleans	500	9,553	10,567
Management and service fees and other revenues		888	1,148
Total revenues		$23,684	$25,387

Total revenues for the quarter ended March 31, 2003 were $23,684,000 compared to $25,387,000 in 2002, a decrease of approximately $1,703,000.

Sonesta Beach Resort Key Biscayne had a fairly good first quarter of 2003, reporting revenues of $9,111,000 compared to $8,993,000 in the first quarter of 2002.    Room revenue per available room (“REVPAR”) increased by 1% in 2003 compared to last year, as slightly lower occupancy was more than offset by a 4% increase in average room rate.   Food and beverage revenues increased by 5% in the 2003 first quarter compared to 2002, due to increased banquet business.    First quarter 2003 revenues at Royal Sonesta Hotel Boston (Cambridge) decreased by $547,000 to $4,132,000 compared to the same period a year ago.   Demand from the transient market segment was much less than in 2002, resulting in a 16% REVPAR decrease.   In addition, food and beverage revenues declined by 6%.    Royal Sonesta Hotel New Orleans reported total revenues of $9,553,000 during the first quarter of 2003 compared to $10,567,000 in the 2002 first quarter, a decrease of $1,014,000, or 10%.   The 2002 first quarter was bolstered by a larger number of city-wide conventions compared to 2003, as well as by the Super Bowl.   Increased competition for available business resulted in a decrease in the hotel’s REVPAR of 13% in the first quarter of 2003 compared to 2002, lowering room revenues by $909,000.  The remaining revenue decrease of $105,000 was mainly due to slightly lower food and beverage revenues.  Income from management activities decreased by $260,000 from $1,148,000 in the first quarter of 2002 to $888,000 in the 2003 first quarter.   This decrease was caused by lower license fee income due to the cancellation of the license agreement in the spring of 2002 for Aruba Sonesta Resort, lower management fee income from Chateau Sonesta Hotel New Orleans due to lower revenues and profits, and due to reduced income from reservations services.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2003	2002
Sonesta Beach Resort Key Biscayne	$1,840	$1,888
Royal Sonesta Hotel Boston (Cambridge)	(858)	(466)
Royal Sonesta Hotel New Orleans	969	1,119
Operating income from hotels after management and service fees	1,951	2,541
Management activities and other	(930)	(301)
Operating income	$1,021	$2,240

Operating income for the three-month period ended March 31, 2003 was $1,021,000, compared to operating income of $2,240,000 in 2002, a decrease of approximately $1,219,000.

Operating income at Sonesta Beach Resort Key Biscayne decreased slightly, from $1,888,000 in the first quarter of 2002 to $1,840,000 in the first quarter of 2003.    Revenues rose by $118,000, and expenses increased by a modest $166,000, or 2%, mainly due an increase in costs and operating expenses.    Royal Sonesta Hotel Boston (Cambridge) reported an operating loss of $858,000 during the 2003 first quarter, an increase of $392,000 compared to operating losses of $466,000 during the 2002 first quarter.    Decreased revenues of $547,000 were partially offset by a decrease in expenses of $155,000, mainly due to lower costs and operating expenses and property taxes.    Operating income at Royal Sonesta Hotel New Orleans during the first quarter of 2003 decreased by $150,000 to $969,000.   Revenues decreased by $1,014,000, but expenses decreased by $864,000, mainly due to decreased costs and operating expenses of $234,000, and lower rent expense of $575,000, because of lower operating profits achieved.   Under the lease for the New Orleans hotel, rent is based on a percentage of profits, as defined.  Operating losses from management activities, which are computed after giving effect to management, marketing and service fees from owned and leased hotels, increased from $301,000 in the 2002 first quarter to $930,000 in the 2003 first quarter.  Revenues related to these activities decreased by $260,000, and expenses increased by $369,000.  The expense increase was caused by, amongst others, severance expense related to corporate management staff reductions, a contribution to the first year losses of Sonesta Hotel & Suites Coconut Grove, for which hotel the Company has made certain operating loss guarantees, and an increase in the cost of providing management services.

OTHER INCOME (DEDUCTIONS)

Interest income in the first quarter of 2003 was $111,000 compared to $127,000 in the 2002 first quarter, a decrease of $16,000.   This decrease was due to lower short-term investment income because of the Company’s lower cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The income tax benefit in the first quarter of 2003 is lower than the statutory rate, and the provision for income taxes during the first quarter of 2002 was higher than the statutory rate, primarily due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $7,020,000 at March 31, 2003.   In addition, the Company has $7,000,000 available under two credit lines.

The Company operates the Trump International Sonesta Beach Resort, a condominium hotel in Sunny Isles Beach, Florida.   This hotel opened in April 2003.   Under its agreements, the Company advances funds for pre-opening costs and working capital.      In addition, the Company contributes to the total cost for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.   The Company has also agreed to purchase four condominium units in the hotel.   The Company estimates its total cash commitment to be approximately $5,900,000, of which $3,900,000 had been advanced at March 31, 2003.

The Company believes that its present cash balances and available credit lines will be more than adequate to meet its cash requirements for 2003 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.    The Company uses fixed rate debt to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2003. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate	$697	$1,014	$1,124	$1,225	$1,337	$64,396	$69,793	$73,106
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO and Vice President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.   Based on that evaluation, the Company’s management, including the CEO, CFO and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy A. J. van Riel
Boy A. J. van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 12, 2003

I, Boy A. J. van Riel, certify that:

1.                                       I have reviewed the quarterly report on Form 10-Q for the period ending March 31, 2003 of Sonesta International Hotels Corporation;

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

Date: May 12, 2003	/s/ Boy A.J. van Riel
	Name:	Boy A.J. van Riel
	Title:	Vice President and Treasurer

I, Roger P. Sonnabend, certify that:

1.                                       I have reviewed the quarterly report on Form 10-Q for the period ending March 31, 2003 of Sonesta International Hotels Corporation;

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

Date: May 12, 2003	/s/ Roger P. Sonnabend
	Name:	Roger P. Sonnabend
	Title:	Chairman of the Board and Chief Executive Officer

I, Paul Sonnabend, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003 of Sonesta International Hotels Corporation;

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

Date: May 12, 2003	/s/ Paul Sonnabend
	Name:	Paul Sonnabend
	Title:	Chairman of the Executive Committee and Chief Financial Officer