Form 10-Q
period 2003-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2003-08-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION

(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107
(State or other jurisdiction |or incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 6, 2003 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June  30, 2003 (unaudited)  and  December 31, 2002

	(in thousands)
	June 30 2003	December 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$4,292	$12,675
Accounts and notes receivable:
Trade, less allowance of $268 ($241 at December 31, 2002) for doubtful accounts	6,868	6,920
Other, including current portion of long-term receivables and advances	568	443
Total accounts and notes receivable	7,436	7,363
Refundable income taxes	1,590	1,600
Current portion of deferred taxes	323	311
Inventories	968	1,109
Prepaid expenses and other	2,810	3,294

Total current assets	17,419	26,352

Long-term receivables and advances	9,284	7,147

Property and equipment, at cost:
Land and land improvements	9,202	9,202
Buildings	64,850	64,361
Furniture and equipment	43,392	41,168
Leasehold improvements	6,500	6,069
Projects in progress	176	367
	124,120	121,167

Less accumulated depreciation and amortization	42,192	37,996
Net property and equipment	81,928	83,171

Other long-term assets	2,902	1,780
	$111,533	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2003 (unaudited) and December 31, 2002

	(in thousands)
	June 30 2003	December 31 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$971	$946
Accounts payable	3,080	4,199
Advance deposits	2,344	3,352
Federal, foreign and state income taxes	908	848
Accrued liabilities:
Salaries and wages	1,596	1,860
Rentals	3,220	5,000
Interest	507	543
Pension and other employee benefits	177	1,418
Other	1,665	1,117

Total accrued liabilities	7,165	9,938

Total current liabilities	14,468	19,283

Long-term debt	68,601	69,097

Deferred federal and state income taxes	4,560	5,275

Other non-current liabilities	3,219	2,313

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $0.80 par value:
Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	27,856	29,653
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total stockholders’ equity	20,685	22,482
	$111,533	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Rooms	$12,347	$14,354	$26,383	$29,681
Food and beverage	6,479	6,646	13,020	13,246
Management, license and service fees	788	1,163	1,665	2,306
Parking, telephone and other	2,141	2,240	4,371	4,557
	21,755	24,403	45,439	49,790
Costs and expenses:
Costs and operating expenses	10,001	10,401	20,176	20,648
Advertising and promotion	1,831	1,774	3,706	3,704
Administrative and general	3,966	3,464	7,954	7,083
Human resources	405	473	771	900
Maintenance	1,523	1,560	3,097	3,045
Rentals	1,579	1,779	3,602	4,451
Property taxes	581	680	1,158	1,400
Depreciation and amortization	2,137	2,094	4,222	4,141
	22,023	22,225	44,686	45,372
Operating income (loss)	(268)	2,178	753	4,418

Other income (deductions):
Interest expense	(1,544)	(1,564)	(3,078)	(3,110)
Interest income	94	116	205	243
Foreign exchange gain (loss)	(16)	5	(18)	4
Gain (loss) on sales of assets	(7)	—	11	—
	(1,473)	(1,443)	(2,880)	(2,863)
Profit (loss) from continuing operations before income tax (benefit) provision	(1,741)	735	(2,127)	1,555
Income tax (benefit) provision	(474)	375	(515)	763
Net profit (loss) from continuing operations	(1,267)	360	(1,612)	792
Discontinued operations (Note 9):
Loss from operations of discontinued hotel	—	(404)	—	(229)
Income tax benefit	—	(137)	—	(78)
Loss from discontinued operations	—	(267)	—	(151)
Net profit (loss)	(1,267)	93	(1,612)	641
Retained earnings at beginning of period	29,308	34,937	29,653	34,389
Cash dividends on common stock	(185)	(370)	(185)	(370)
Retained earnings at end of period	$27,856	$34,660	$27,856	$34,660

Basic and diluted profit (loss) per share from:
Continuing operations	$(0.35)	$0.09	$(0.44)	$0.21
Discontinued operations	—	(0.07)	—	(0.04)
Net profit (loss) per share	$(0.35)	$0.02	$(0.44)	$0.17
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2003	2002
Cash provided (used) by operating activities
Net income (loss)	$(1,612)	$641
Items not (providing) requiring cash
Pension expense	877	820
Depreciation and amortization of property and equipment	4,222	4,141
Other amortization	45	45
Deferred federal and state income tax provision (benefit)	(727)	521
Gain on sales of assets	(11)	—
Loss from discontinued operations	—	229
Deferred interest income	(100)	(78)
Changes in assets and liabilities
Accounts and notes receivable	(133)	425
Refundable income taxes	10	281
Inventories	141	271
Prepaid expenses and other	484	(636)
Accounts payable	(934)	(287)
Advance deposits	(1,008)	(1,741)
Federal, foreign and state income taxes	60	49
Accrued liabilities	(2,744)	(1,451)
Cash provided (used) by operating activities	(1,430)	3,230

Cash used by investing activities
Proceeds from sales of assets	50	—
Expenditures for property and equipment	(3,019)	(4,260)
Other investments	(1,052)	—
Payments received on long-term receivables and advances	167	197
New loans and advances	(2,258)	(1,737)
Net cash flow from discontinued operations	—	11
Cash provided (used) by investing activities	(6,112)	(5,789)

Cash used by financing activities
Payments on long-term debt	(471)	(433)
Cash dividends paid	(370)	(370)
Cash used by financing activities	(841)	(803)
Net decrease in cash	(8,383)	(3,362)
Cash and cash equivalents at beginning of period	12,675	14,256
Cash and cash equivalents at end of period	$4,292	$10,894

See accompanying notes to condensed consolidated financial statements.

Supplemental Information of Interest and Income Taxes Paid

Cash paid for interest in the 2003 six-month period and the 2002 six-month period was approximately $3,069,000 and  $3,167,000, respectively.  Cash paid for income taxes in the first six months of 2003 was approximately $142,000, and cash refunded for income taxes in the first six months of 2002 was approximately $166,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.                                      Long-Term Receivables and Advances

	(in thousands)
	June 30, 2003	December 31, 2002
Sharm El Sheikh, Egypt (a)	$806	$821
Sonesta Hotel & Suites Coconut Grove, Miami, Florida (b)	5,386	5,285
Trump International Sonesta Beach Resort (c)	3,063	1,003
Other	376	283
Total long-term receivables	9,631	7,392
Less: current portion	347	245
Net long-term receivables	$9,284	$7,147

(a)                                  This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at June 30, 2003 was 4.25%.  This loan is being repaid in 42 monthly installments, starting in January 2003.

(b)                                 This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate (4% at June 30, 2003) plus 0.75%.  No interest is being charged on the loan for pre-opening costs.  These loans will be repaid, the loan for pre-opening costs first, out of future profits that would otherwise be available for distribution to the owner of the hotel.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida for pre-opening costs ($2,361,000) and for working capital and the Company’s share of the losses of the Resort from the opening in April 2003 through June 30, 2003 ($702,000).  No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires on September 28, 2003.  This line of credit bears interest at the prime rate (4% at June 30, 2003).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at June 30, 2003.

A subsidiary of the Company has a $5,000,000 line of credit, which expires on March 31, 2005.  The line of credit is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4% at June 30, 2003), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line at June 30, 2003.

Long-Term Debt

	(in thousands)
	June 30, 2003	December 31, 2002
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$39,617	$39,886
Sonesta Beach Resort Limited
Partnership:
First mortgage note (b)	29,955	30,157
	69,572	70,043
Less: current portion of long-term debt	971	946
Total long-term debt	$68,601	$69,097

(a)           This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $22,710,000 at June 30, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)           This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $43,058,000 at June 30, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Direct departmental costs
Rooms	$3,214	$3,646	$6,546	$7,201
Food and beverage	4,945	4,993	9,904	9,999
Heat, light and power	732	720	1,465	1,400
Other	1,110	1,042	2,261	2,048
	$10,001	$10,401	$20,176	$20,648

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Commitments and Contingencies

In 2002, the Company entered into an agreement to manage the Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida.  This hotel opened in April 2003.  Under its agreements, the Company is obligated to advance funds for pre-opening costs and working capital.  In addition, the Company contributes toward the cost of the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  The Company estimates its total cash commitment to be approximately $5,700,000, of which approximately $4,300,000 had been advanced at June 30, 2003.  In addition, the Company guarantees a $1,000,000 equipment lease for the hotel.  Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company guarantees 50% of the net operating losses during the period from the opening of the hotel until November 1, 2004.  After November 1, 2004, the Company is committed to provide the hotel’s owner an annual minimum return of $800,000.

The Company has operated the Sonesta Hotel & Suites Coconut Grove in the Coconut Grove area of Miami, Florida, since April 2002.  Under its agreements, the Company is committed to fund net operating losses and to provide the hotel’s owner with a minimum annual return of $500,000 starting April 1, 2003. The Company is also committed to provide working capital to the hotel.  The Company has advanced $1,983,000 as of June 30, 2003 to fund net operating losses and working capital.  The Company expects to recover part of these advances, with the exception of net operating losses of $1,350,000.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  The provisions of FIN 46 are to be applied by the Company on July 1, 2003.  A variable interest entity (VIE) is consolidated by its primary beneficiary, which is the party that (i) holds a variable interest in a VIE and (ii) has a majority of the expected losses or a majority of the expected residual returns, or both.  The Company believes that it holds variable interests in the hotel operations of the Trump International Sonesta Beach Resort and the Sonesta Hotel & Suites Coconut Grove under the terms of its agreements with the owners of these hotels.  The Company has not yet completed its analysis of the effects of the issuance of FIN 46 on its accounting for these variable interests, and whether the Company is the primary beneficiary.

6.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Six Months Ended June 30
	2003	2002

Current federal income tax benefit	$(16)	$(47)
Current foreign income tax provision	73	80
Current state income tax provision	155	209
Deferred federal income tax provision (benefit)	(727)	521
	$(515)	$763

7.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and six month periods ending June 30, 2003 and 2002 follows:

Three month period ended June 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$20,959	$796	$21,755
Operating income (loss) before depreciation and amortization expense	2,886	(1,017)	1,869
Depreciation and amortization	(1,973)	(164)	(2,137)
Interest income (expense), net	(1,533)	83	(1,450)
Other deductions	—	(23)	(23)
Segment pre-tax loss	(620)	(1,121)	(1,741)

Segment assets	89,868	21,665	111,533
Segment capital additions	1,609	142	1,751

Six month period ended June 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$43,755	$1,684	$45,439
Operating income (loss) before depreciation and amortization expense	6,804	(1,829)	4,975
Depreciation and amortization	(3,940)	(282)	(4,222)
Interest income (expense), net	(3,055)	182	(2,873)
Other income (deductions)	18	(25)	(7)
Segment pre-tax loss	(173)	(1,954)	(2,127)

Segment assets	89,868	21,665	111,533
Segment capital additions	2,859	160	3,019

Three month period ended June 30, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$23,231	$1,172	$24,403
Operating income (loss) before depreciation and amortization expense	4,451	(179)	4,272
Depreciation and amortization	(1,984)	(110)	(2,094)
Interest income (expense), net	(1,550)	102	(1,448)
Other income	—	5	5
Segment pre-tax profit (loss)	917	(182)	735

Segment assets	90,258	24,242	114,500
Segment capital additions	1,800	289	2,089

Six month period ended June 30, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$47,470	$2,320	$49,790
Operating income (loss) before depreciation and amortization expense	8,929	(370)	8,559
Depreciation and amortization	(3,921)	(220)	(4,141)
Interest income (expense), net	(3,088)	221	(2,867)
Other income	—	4	4
Segment pre-tax profit (loss)	1,920	(365)	1,555

Segment assets	90,258	24,242	114,500
Segment capital additions	3,135	1,130	4,265

8.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.  The following table sets forth the computation of basic profits and losses per share of common stock:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002

Numerator:

Profit (loss) from continuing operations	$(1,267)	$360	$(1,612)	$792
Loss from discontinued operations	—	(267)	—	(151)
Numerator for earnings per share	$(1,267)	$93	$(1,612)	$641

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Profit (loss) per share:
Continuing operations	$(0.35)	$0.09	$(0.44)	$0.21
Discontinued operations	—	(0.07)	—	(0.04)
Net profit (loss) per share:	$(0.35)	$0.02	$(0.44)	$0.17

9.                      Discontinued Operations

In September 2002, the Company sold the Sonesta Beach Resort Anguilla.  The financial statements for the three month and six month periods ended June 30, 2002, have been reclassified to present the operations of the resort as a discontinued operation.  Following is a summary of the operating results for the three month and six month periods ended June 30, 2002:

	Three months ended June 30, 2002	Six months ended June 30, 2002
Revenues from operations	$712	$2,355
Expenses	(1,116)	(2,584)
Loss from operations before income tax benefit	(404)	(229)
Income tax benefit	(137)	(78)
Loss from discontinued operations	$(267)	$(151)

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In September 2002, the Company sold the Sonesta Beach Resort Anguilla (see Note 9—Discontinued Operations).  The following revenues and results from operations for the 2002 periods have been reclassified to present the operations of the resort as a discontinued operation.

In the first six months of 2003 the Company recorded a net loss from continuing operations of $1,612,000, or $(0.44) per common share, compared to net income from continuing operations of $792,000, or $0.21 per common share, in the first six months of 2002.  The Company’s results continue to be affected by lower demand from both group and transient market segments due to the economic recession, and by reduced business and leisure travel.  Discounted room rates due to fierce competition for available business have resulted in decreases in room revenue per available room (“REVPAR”) in most locations, resulting in lower revenues and operating profits during the first six months of 2003 compared to 2002.  Most affected by this was the Royal Sonesta Hotel Boston (Cambridge), which experienced a decrease in revenues of 18% during the first six months of 2003 compared to 2002.

FIRST SIX MONTHS 2003 COMPARED TO 2002

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2003	2002
Sonesta Beach Resort Key Biscayne	300	$15,454	$15,354
Royal Sonesta Hotel Boston (Cambridge)	400	10,094	12,319
Royal Sonesta Hotel New Orleans	500	18,207	19,797
Management and service fees and other revenues		1,684	2,320
Total revenues		$45,439	$49,790

Total revenues for the first six months of 2003 were $45,439,000 compared to $49,790,000 in 2002, a decrease of approximately $4,351,000.

Sonesta Beach Resort Key Biscayne had a good first six months of 2003, reporting a slight increase in revenues of $100,000 compared to the first six months of 2002.  Room revenues per available room (“REVPAR”) remained virtually the same in 2003 compared to last year, as a slight increase in average room rate achieved offset a slight decrease in occupancy.  Food and beverage revenues, and revenues from other sources increased slightly.  Revenues during the first six months of 2003 at Royal Sonesta Hotel Boston (Cambridge) decreased by 18% compared to the same period in 2002, representing a loss in revenues of $2,225,000.  Room revenues decreased by $1,810,000 due to a 23% decrease in REVPAR, due to both lower occupancies and average rates achieved.  Food and beverage revenues, and revenues from other sources such as telephone and parking decreased by $415,000, or 9%, due to the lower occupancy levels.  Revenues at Royal Sonesta Hotel New Orleans, which held up very strong during 2002, have started to decline due to fierce rate competition, and a lower number of city-wide conventions in New Orleans.  Total revenues for the six month period ending June 30, 2003 decreased by $1,590,000 to $18,207,000, an 8% decline.  Room revenues decreased by $1,478,000 due to an 11% decrease in REVPAR, mainly due to lower average rates.  Revenues from other sources, including food and beverage, decreased by only $112,000, as occupancy levels during the first six months of 2003 were only slightly lower than during the same period in 2002.  Income from management activities decreased from $2,320,000 during the first six months of 2002 to $1,684,000 during the first six months of 2003, a decrease of $636,000.  Major items that contributed to this loss of income were lower license fees of $231,000 from Aruba, due to the expiration of the license agreements in mid-

2002, and lower fee income of $266,000 from Chateau Sonesta Hotel New Orleans, because the 2003 profit levels of the hotel are insufficient for Sonesta to earn incentive fees which are based on profits.  The remaining $139,000 decrease was due to lower management income from Sonesta’s Egyptian operations, and lower income from reservation services.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2003	2002
Sonesta Beach Resort Key Biscayne	$1,495	$1,465
Royal Sonesta Hotel Boston (Cambridge)	(429)	1,264
Royal Sonesta Hotel New Orleans	1,798	2,279
Operating income from hotels after management and service fees	2,864	5,008
Management activities and other	(2,111)	(590)
Operating income	$753	$4,418

Operating income for the six-month period ended June 30, 2003 was $753,000, compared to operating income of $4,418,000 in 2002, a decrease of approximately $3,665,000.

Sonesta Beach Resort Key Biscayne posted a small $30,000 increase in operating income during the first six months of 2003 compared to 2002.  Revenues increases of $100,000 were partially offset by a very slight increase in overall expenses of $70,000.  Royal Sonesta Hotel Boston (Cambridge) reported an operating loss of $429,000 during the six month period ending June 30, 2003, compared to operating income of $1,264,000 in the 2002 period, a decrease of $1,693,000.  Decreased revenues of $2,225,000 were partially offset by a 5% decrease in expenses of $532,000, mainly due to lower cost and operating expenses and real estate taxes.  Operating income at Royal Sonesta New Orleans decreased  by $481,000, from $2,279,000 in the first half of 2002 to $1,798,000 in the first half of 2003.  Decreases in revenues of $1,590,000 were for a large part offset by decreased operating expenses of $1,109,000.  This decrease in expenses consisted mainly of a decrease in cost and operating expenses of $422,000, and a decrease in rent expense of $763,000.  Under the lease for the New Orleans hotel, rent is based on a percentage of profits, as defined.  Operating losses from management activities, which are computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $590,000 in the first six months of 2002 to $2,111,000 in the first six months of 2003.  Revenues from management activities decreased by $636,000 and fee income from owned and leased hotels decreased by $157,000. Expenses related to these activities increased by $728,000.  This increase includes a $400,000 charge included in 2003 for the Company’s contribution to the first and second year losses of Sonesta Hotel & Suites Coconut Grove, for which hotel the Company has made certain operating loss guarantees.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased slightly by $32,000 from $3,110,000 in the first six months of 2002 to $3,078,000 in the same period in 2003, due to the lower principal balance on the Cambridge and Key Biscayne loans (see Note 3—Borrowing Arrangements).

Interest income in the first six months of 2003 was $205,000 compared to $243,000 in the first six months of 2002, a decrease of $38,000.  This decrease was due to lower short-term investment income because of lower rates of return during the first half of 2003 compared to 2002, and because of the Company’s lower cash balances.  This decrease was partially offset by an increase in interest earned on the Company’s loans to the owner of Sonesta Hotel & Suites Coconut Grove.

SECOND QUARTER 2003 COMPARED TO 2002

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2003	2002
Sonesta Beach Resort Key Biscayne	300	$6,343	$6,362
Royal Sonesta Hotel Boston (Cambridge)	400	5,962	7,639
Royal Sonesta Hotel New Orleans	500	8,654	9,229
Management and service fees and other revenues		796	1,173
Total revenues		$21,755	$24,403

Total revenues for the three month period ended June 30, 2003 were $21,755,000 compared to $24,403,000 in 2002, a decrease of approximately $2,648,000.

Revenues during the second quarter of 2003 at Sonesta Beach Resort Key Biscayne were $6,343,000, which represented a very slight decrease of $19,000 compared to 2002 second quarter revenues of $6,362,000.  Room revenues per available room (“REVPAR”) was virtually the same in 2003 as compared to the 2002 second quarter.  Royal Sonesta Hotel Boston (Cambridge) suffered a 22% revenue loss in the 2003 quarter compared to the 2002 quarter, as total revenues decreased from $7,639,000 to $5,962,000.  Room revenues decreased by $1,407,000 due to a 29% REVPAR decrease.  Both occupancy levels and average room rates fell sharply due to reduced demand and fierce rate competition, including from a new hotel which opened during the 2003 second quarter in the immediate vicinity of Royal Sonesta Boston (Cambridge).  Royal Sonesta Hotel New Orleans reported second quarter 2003 revenues of $8,654,000 compared to $9,229,000 in the 2002 quarter, a 6% decrease.  This decrease in revenues was almost entirely due to a decrease of $569,000 in room revenues.  The hotel’s REVPAR during the 2003 second quarter decreased 9% compared to a year ago due to lower average rates achieved.  Reduced convention business in New Orleans in general has made New Orleans more competitive, resulting in lower average rates.  Income from management activities during the 2003 second quarter was $796,000 compared to $1,173,000 in the 2002 quarter, a decrease of $377,000.  This was mainly due to decreased management income from Chateau Sonesta Hotel New Orleans of $174,000, because the hotel is not expected to achieve profit levels sufficient for Sonesta to earn an incentive fee during 2003.  The remaining decrease was mainly due to lower license fees from Aruba due to the expiration of its license agreement in mid-2002, lower reservations income, and lower management income from the Company’s Egyptian properties.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2003	2002
Sonesta Beach Resort Key Biscayne	$(345)	$(423)
Royal Sonesta Hotel Boston (Cambridge)	429	1,729
Royal Sonesta Hotel New Orleans	829	1,161
Operating income from hotels after management and service fees	913	2,467
Management activities and other	(1,181)	(289)
Operating income (loss)	$(268)	$2,178

Operating losses during the 2003 second quarter were $268,000, compared to operating income of $2,178,000 in the 2002 second quarter, a decrease of approximately $2,446,000.

Sonesta Beach Resort Key Biscayne reported a slight decrease in operating losses from $423,000 during the 2002 second quarter to $345,000 during the 2003 second quarter.  Revenues decreased $19,000 during the 2003 quarter, but expenses decreased by $97,000, mainly due to savings in maintenance expense and real estate taxes.  Royal Sonesta Hotel Boston (Cambridge) had a very disappointing second quarter.  Operating income dropped by $1,300,000 from $1,729,000 during the second quarter of 2002 to $429,000 during the same period in 2003.  Revenues decreased by $1,677,000, and expenses reduced by $377,000, or 6%, in the 2003 quarter compared to last year.  The decrease in expenses related mainly to lower cost and operating expenses due to lower occupancies in the 2003 quarter.  Royal Sonesta Hotel New Orleans reported second quarter 2003 operating income of $829,000, compared to $1,161,000 in the same period last year, a decrease of $332,000.  Revenue decreases of $575,000 were only partially offset by lower expenses of $243,000, primarily due to lower rent expense of $187,000.  The rent expense under the lease for the New Orleans hotel is based on a percentage of profits, as defined.  Operating losses from management activities increased from $289,000 in the 2002 second quarter to $1,181,000 in the 2003 second quarter.  These losses are computed after giving effect to management, marketing and service fees to owned and leased hotels.  Revenues from management activities decreased by $377,000, and fee income from owned and leased hotels decreased by $98,000.  Expenses related to management activities increased by $417,000 during the 2003 quarter compared to last year, which was primarily due to a $300,000 charge during the 2003 second quarter for contributions to operating losses of Sonesta Hotels & Suites Coconut Grove for its second operating year.  Under its agreements, the Company has made certain operating loss guarantees.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $20,000 from $1,564,000 in the second quarter of 2002 to $1,544,000 in the same period in 2003, because of the lower principal balance on the Cambridge and Key Biscayne mortgage loans (see Note 3—Borrowing Arrangements).

Interest income in the second quarter of 2003 was $94,000 compared to $116,000 in the 2002 second quarter, a decrease of $22,000.  This decrease was due to lower short-term investment income in 2003 compared to 2002,  because of the Company’s lower cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The income tax benefit in the first six months of 2003 is lower than the statutory rate, and the provision for income taxes during the first six months of 2002 was higher than the statutory rate, primarily due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due on the Company’s income from its Egyptian operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4,292,000 at June 30, 2003.  In addition, the Company has $7,000,000 available under two credit lines.

The Company operates the Trump International Sonesta Beach Resort, a condominium hotel in Sunny Isles Beach, Florida.  This hotel opened in April 2003.  Under its agreements, the Company advances funds for pre-opening costs and working capital.  In addition, the Company contributes to the total cost for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  The Company estimates its total cash commitment to be approximately $5,700,000, of which $4,300,000 had been advanced at June 30, 2003.

The Company believes that its present cash balances and available credit lines will be more than adequate to meet its cash requirements for 2003.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.  The Company uses fixed rate debt to finance the ownership of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2003. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate	$474	$1,013	$1,124	$1,226	$1,337	$64,398	$69,572	$72,887
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO and Vice President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO, CFO and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 12, 2003.  All nominees for directors were elected.  The results of the votes with regard to the appointment of the Company’s independent auditors as well as the election of common stock directors are as follows:

VOTES CAST

MANAGEMENT PROPOSAL

FOR

AGAINST

ABSTAIN

Approval of the appointment of Ernst & Young LLP as independent auditors for 2003

2,818,080

3,374

4,006

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

George S. Abrams	2,814,557	10,903
Vernon R. Alden	2,814,753	10,707
Joseph L. Bower	2,814,709	10,751
Charles J. Clark	2,813,585	11,875
Paul Sonnabend	2,813,845	11,615
Peter J. Sonnabend	2,813,693	11,767
Roger P. Sonnabend	2,813,693	11,767
Stephanie Sonnabend	2,813,801	11,659
Stephen Sonnabend	2,813,757	11,703
Jean C. Tempel	2,814,753	10,707

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/
Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 11, 2003