Form 10-Q
period 2003-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2003-11-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

As of November 5, 2003 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTESL CORPORATION

Part I - Item 1.   Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (unaudited) and December 31, 2002

	(in thousands)
	September 30 2003	December 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,939	$12,675
Accounts and notes receivable:
Trade, less allowance of $270 ($241 at December 31, 2002) for doubtful accounts	7,064	6,920
Other, including current portion of long-term receivables and advances	526	443
Total accounts and notes receivable	7,590	7,363
Refundable income taxes	1,600	1,600
Current portion of deferred taxes	325	311
Inventories	935	1,109
Prepaid expenses and other	2,698	3,294

Total current assets	15,087	26,352

Long-term receivables and advances	9,443	7,147

Property and equipment, at cost:
Land and land improvements	9,202	9,202
Buildings	64,956	64,361
Furniture and equipment	45,031	41,168
Leasehold improvements	7,421	6,069
Projects in progress	66	367
	126,676	121,167

Less accumulated depreciation and amortization	44,306	37,996
Net property and equipment	82,370	83,171

Other long-term assets	2,811	1,780
	$109,711	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (unaudited) and December 31, 2002

	(in thousands)
	September 30 2003	December 31 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$350	$—
Current portion of long-term debt	992	946
Accounts payable	3,238	4,199
Advance deposits	2,504	3,352
Federal, foreign and state income taxes	1,001	848
Accrued liabilities:
Salaries and wages	1,665	1,860
Rentals	3,304	5,000
Interest	508	543
Pension and other employee benefits	187	1,418
Other	1,570	1,117

Total accrued liabilities	7,234	9,938

Total current liabilities	15,319	19,283

Long-term debt	68,353	69,097

Deferred federal and state income taxes	3,638	5,275

Other non-current liabilities	3,520	2,313

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $0.80 par value: Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	26,052	29,653
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total stockholders’ equity	18,881	22,482
	$109,711	$118,450

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Revenues:
Rooms	$9,640	$10,409	$36,023	$40,090
Food and beverage	5,249	4,838	18,269	18,085
Management, license and service fees	807	834	2,472	3,140
Parking, telephone and other	1,959	1,791	6,330	6,347
	17,655	17,872	63,094	67,662
Costs and expenses:
Costs and operating expenses	9,296	9,336	29,472	30,260
Advertising and promotion	1,633	1,868	5,339	5,572
Administrative and general	3,443	3,673	11,397	10,658
Human resources	347	395	1,118	1,117
Maintenance	1,435	1,549	4,532	4,594
Rentals	273	25	3,875	4,477
Property taxes	219	615	1,377	2,016
Depreciation and amortization	2,143	2,065	6,365	6,205
	18,789	19,526	63,475	64,899
Operating income (loss)	(1,134)	(1,654)	(381)	2,763

Other income (deductions):
Interest expense	(1,563)	(1,577)	(4,641)	(4,687)
Interest income	73	102	278	345
Foreign exchange gain (loss)	(6)	4	(24)	8
Gain on sales of assets	6	—	17	—
	(1,490)	(1,471)	(4,370)	(4,334)
Loss from continuing operations before income tax benefit	(2,624)	(3,125)	(4,751)	(1,571)
Income tax benefit	(820)	(930)	(1,335)	(167)
Net loss from continuing operations	(1,804)	(2,195)	(3,416)	(1,404)
Discontinued operations (Note 9):
Loss from operations and sale of discontinued hotel	—	(1,700)	—	(1,928)
Income tax benefit	—	(616)	—	(694)
Loss from discontinued operations	—	(1,084)	—	(1,234)
Net loss	(1,804)	(3,279)	(3,416)	(2,638)
Retained earnings at beginning of period	27,856	34,660	29,653	34,389
Cash dividends on common stock	—	—	(185)	(370)
Retained earnings at end of period	$26,052	$31,381	$26,052	$31,381
Basic and diluted loss per share from:
Continuing operations	$(0.48)	$(0.59)	$(0.92)	$(0.38)
Discontinued operations	—	(0.29)	—	(0.33)
Net loss per share of common stock	$(0.48)	$(0.88)	$(0.92)	$(0.71)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2003	2002

Cash provided (used) by operating activities
Net loss	$(3,416)	$(2,638)
Items not (providing) requiring cash
Pension expense	1,100	1,247
Depreciation and amortization of property and equipment	6,365	6,205
Other amortization	68	68
Deferred federal and state income tax provision (benefit)	(1,651)	813
Gain on sales of assets	(17)	—
Net loss from discontinued operations	—	1,234
Deferred interest income	(149)	(127)
Changes in assets and liabilities
Accounts and notes receivable	(90)	938
Refundable income taxes	—	(720)
Inventories	174	435
Prepaid expenses and other	596	(1,106)
Accounts payable	(775)	(256)
Advance deposits	(848)	(872)
Federal, foreign and state income taxes	153	(142)
Accrued liabilities	(2,598)	(1,731)
Cash provided (used) by operating activities	(1,088)	3,348

Cash provided (used) by investing activities
Net proceeds from sales of assets	81	9,955
Expenditures for property and equipment	(5,628)	(6,879)
New loans and advances	(2,506)	(10,559)
Payments received on long-term receivables and advances	257	281
Net cash deficit from discontinued operations	—	(137)
Other investments	(1,135)	—
Cash used by investing activities	(8,931)	(7,339)

Cash provided (used) by financing activities
Net borrowings under lines of credit	350	—
Scheduled payments on long-term debt	(697)	(843)
Payments on long-term debt following sale of hotel	—	(4,148)
Cash dividends paid	(370)	(740)
Cash used by financing activities	(717)	(5,731)

Net decrease in cash	(10,736)	(9,722)
Cash and cash equivalents at beginning of period	12,675	14,256
Cash and cash equivalents at end of period	$1,939	$4,534

See accompanying notes to condensed consolidated financial statements.

Supplemental Information of Interest and Income Taxes Paid

Cash paid for interest in the 2003 and 2002 nine month periods was approximately $4,608,000 and $4,817,000, respectively. Cash paid for income taxes in the 2003 nine month period was approximately $163,000.  Cash refunded for income taxes during the first nine months of 2002 was approximately $118,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.                                      Long-Term Receivables and Advances

	(in thousands)
	September 30, 2003	December 31, 2002
Sharm El Sheikh, Egypt (a)	$742	$821
Sonesta Hotel & Suites Coconut Grove, Miami, Florida (b)	5,434	5,285
Trump International Sonesta Beach Resort (c)	3,312	1,003
Other	288	283
Total long-term receivables	9,776	7,392
Less: current portion	333	245
Net long-term receivables	$9,443	$7,147

(a)                              This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate and is adjusted semi-annually.  The interest rate charged at September 30, 2003 was 4%.  This loan is being repaid in 42 monthly installments, starting in January 2003.

(b)                             This loan is made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate (4% at September 30, 2003) plus 0.75%.  No interest is being charged on the loan for pre-opening costs.  These loans will be repaid, the loan for pre-opening costs first, out of future profits that would otherwise be available for distribution to the owner of the hotel.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida for pre-opening costs ($2,397,000) and for working capital and the Company’s share of the losses of the Resort from the opening in April 2003 through September 30, 2003 ($915,000).  No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.                                      Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expired on September 28, 2003, but has been extended through January 31, 2004. This line of credit bears interest at the prime rate (4% at September 30, 2003).  The terms of the line require a certain minimum net worth, a minimum amount of unrestricted cash or available credit lines during part of each calendar year, and approval for additional borrowings by the Company.  No amounts were outstanding under this line of credit at September 30, 2003.

A subsidiary of the Company has a $5,000,000 line of credit, which expires on March 31, 2005.  The line of credit is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a parent Company guaranty.  The terms require certain minimum levels of income for Royal Sonesta Hotel New Orleans, and specify a maximum defined debt to net worth ratio.  The terms also require a minimum net worth, approval for additional borrowings by the Company, and limits on cash dividends and purchases of the Company’s stock.  The interest rate is LIBOR plus 3% (4.2% at September 30, 2003), and the commitment fee on the unused portion of the line is 0.65% per annum.  There was $350,000 outstanding under this line at September 30, 2003.

Long-Term Debt

	(in thousands)
	September 30, 2003	December 31, 2002
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note (a)	$39,488	$39,886
Sonesta Beach Resort Limited Partnership:
First mortgage note (b)	29,857	30,157
	69,345	70,043
Less: current portion of long-term debt	992	946
Total long-term debt	$68,353	$69,097

(a)                                  This loan is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property.  This property is included in fixed assets at a net book value of $22,242,000 at September 30, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $332,911.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Sonesta Beach Resort Key Biscayne (see (b), below) are provided by the same lender, and are cross-collateralized.

(b)                                 This loan is secured by a first mortgage on the Sonesta Beach Resort Key Biscayne property.  The property is included in fixed assets at a net book value of $42,690,000 at September 30, 2003.  The interest rate on this loan is 8.6% for the term of the loan, and amortization of the principal balance is based on a 25 year schedule.  Monthly payments of principal and interest are $251,713.  The mortgage loan matures in July 2010, and prepayment of this loan is subject to early payment penalties, based on prevailing interest rates at the time of the prepayment.  This mortgage loan, and the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) (see (a), above) are provided by the same lender, and are cross-collateralized.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Direct departmental costs
Rooms	$3,082	$3,248	$9,628	$10,449
Food and beverage	4,444	4,357	14,348	14,356
Heat, light and power	794	729	2,259	2,129
Other	976	1,002	3,237	3,326
	$9,296	$9,336	$29,472	$30,260

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.                                      Commitments and Contingencies

In 2002, the Company entered into an agreement to manage the Trump International Sonesta Beach Resort in Sunny Isles Beach, Florida.  This hotel opened in April 2003.  Under its agreements, the Company is obligated to advance funds for pre-opening costs and working capital.  In addition, the Company contributes toward the cost of the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  The Company estimates its total cash commitment to be approximately $5,700,000, of which approximately $4,500,000 had been advanced at September 30, 2003.  In addition, the Company guarantees a $1,000,000 equipment lease for the hotel.  Based on the management agreement, the Company will receive management fees based on revenues, and incentive fees based on profits, as defined.  Under the same agreements, the Company has agreed to fund 50% of the net operating losses during the period from the opening of the hotel until November 1, 2004.  After November 1, 2004, the Company is committed to provide the hotel’s owner an annual minimum return of $800,000.

The Company has operated the Sonesta Hotel & Suites Coconut Grove in the Coconut Grove area of Miami, Florida, since April 2002.  Under its agreements, the Company is committed to fund net operating losses and to provide the hotel’s owner with a minimum annual return of $500,000 starting April 1, 2003. The Company is also committed to provide working capital to the hotel.  The Company has advanced $2,004,000 as of September 30, 2003 to fund net operating losses and working capital.  The Company expects to recover part of these advances, with the exception of net operating losses of $1,450,000.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  The provisions of FIN 46 are to be applied by the Company on December 31, 2003. A variable interest entity (“VIE”) is consolidated by its primary beneficiary, which is the party that (i) holds a variable interest in a VIE and (ii) has a majority of the expected losses or a majority of the expected residual returns, or both.  The Company believes that it holds variable interests in the hotel operations of the Trump International Sonesta Beach Resort and the Sonesta Hotel & Suites Coconut Grove under the terms of its agreements with the owners of these hotels.  The Company has not yet completed its analysis of the effects of the issuance of FIN 46 on its accounting for these variable interests, and whether the Company is the primary beneficiary.

6.                                      Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Nine Months Ended September 30
	2003	2002

Current federal income tax benefit	$—	$(1,348)
Current foreign income tax provision	126	116
Current state income tax provision	190	252
Deferred federal income tax provision (benefit)	(1,651)	813
	$(1,335)	$(167)

7.                                      Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and nine month periods ending September 30, 2003 and 2002 follows:

Three month period ended September 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$16,842	$813	$17,655
Operating income (loss) before depreciation and amortization expense	1,702	(693)	1,009
Depreciation and amortization	(1,977)	(166)	(2,143)
Interest income (expense), net	(1,545)	55	(1,490)
Other income (deductions)	(6)	6	—
Segment pre-tax loss	(1,826)	(798)	(2,624)

Segment assets	88,331	21,380	109,711
Segment capital additions	2,503	106	2,609

Nine month period ended September 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$60,597	$2,497	$63,094
Operating income (loss) before depreciation and amortization expense	8,506	(2,522)	5,984
Depreciation and amortization	(5,917)	(448)	(6,365)
Interest income (expense), net	(4,600)	237	(4,363)
Other income (deductions)	12	(19)	(7)
Segment pre-tax loss	(1,999)	(2,752)	(4,751)

Segment assets	88,331	21,380	109,711
Segment capital additions	5,362	266	5,628

Three month period ended September 30, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$17,032	$840	$17,872
Operating income (loss) before depreciation and amortization expense	1,537	(1,126)	411
Depreciation and amortization	(1,956)	(109)	(2,065)
Interest income (expense), net	(1,563)	88	(1,475)
Other income, net	—	4	4
Segment pre-tax loss	(1,982)	(1,143)	(3,125)

Segment assets	90,157	21,312	111,469
Segment capital additions	2,499	166	2,665

Nine month period ended September 30, 2002

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$64,503	$3,159	$67,662
Operating income (loss) before depreciation and amortization expense	10,463	(1,495)	8,968
Depreciation and amortization	(5,874)	(331)	(6,205)
Interest income (expense), net	(4,650)	308	(4,342)
Other income, net	—	8	8
Segment pre-tax loss	(61)	(1,510)	(1,571)

Segment assets	90,157	21,312	111,469
Segment capital additions	5,583	1,296	6,879

8.                                      Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.  The following table sets forth the computation of basic losses per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(1,804)	$(2,195)	$(3,416)	$(1,404)
Loss from discontinued operations	—	(1,084)	—	(1,234)
Numerator for earnings per share	$(1,804)	$(3,279)	$(3,416)	$(2,638)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Loss per share of common stock:
Continuing operations	$(0.48)	$(0.59)	$(0.92)	$(0.38)
Discontinued operations	—	(0.29)	—	(0.33)
Net loss per share of common stock	$(0.48)	$(0.88)	$(0.92)	$(0.71)

9.                                      Discontinued Operations

In September 2002, the Company sold the Sonesta Beach Resort Anguilla.  The financial statements for the three month and nine month periods ended September 30, 2002 have been reclassified to present the operations of the resort as a discontinued operation.  Following is a summary of the operating results for the three month and nine month periods ended September 30, 2002:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Sale price	$10,450	$10,450
Book value of assets sold	(11,245)	(11,245)
Costs and expenses, including commission to broker	(495)	(495)
Loss on sale of property before income tax benefit	(1,290)	(1,290)

Revenues from operations	190	2,545
Expenses	(600)	(3,183)
Loss from operations before income tax benefit	(410)	(638)

Loss from discontinued operations, before income tax benefit	(1,700)	(1,928)
Income tax provision benefit	(616)	(694)
Loss from discontinued operations	$(1,084)	$(1,234)

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In September 2002, the Company sold the Sonesta Beach Resort Anguilla (see Note 9—Discontinued Operations).  The following revenues and results from operations for the 2002 periods have been reclassified to present the operations of the resort as a discontinued operation.

In the first nine months of 2003 the Company recorded a net loss from continuing operations of $3,416,000, or $(0.92) per common share, compared to a net loss from continuing operations of $1,404,000, or $(0.38) per common share, in the first nine months of 2002.  The Company’s 2003 results continue to be affected by lower demand from both group and transient market segments due to the economic recession, and by reduced business and leisure travel.  Discounted room rates due to fierce competition for available business have resulted in decreases in room revenue per available room (“REVPAR”) in most locations, resulting in lower revenues and operating profits during the first nine months of 2003 compared to 2002.  Most affected by this was the Royal Sonesta Hotel Boston (Cambridge), which experienced a decrease in revenues of 16% during the first nine months of 2003 compared to 2002.  The results for the 2003 third quarter did improve compared to the trend in the first six months of the year.  Third quarter revenues in 2003 only decreased by 1% compared to the third quarter of 2002, primarily due to increased revenues at Sonesta Beach Resort Key Biscayne.

FIRST NINE MONTHS 2003 COMPARED TO 2002

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2003	2002
Sonesta Beach Resort Key Biscayne	300	$20,159	$19,288
Royal Sonesta Hotel Boston (Cambridge)	400	15,876	18,918
Royal Sonesta Hotel New Orleans	500	24,562	26,297
Management and service fees and other revenues		2,497	3,159
Total revenues		$63,094	$67,662

Total revenues for the first nine months of 2003 were $63,094,000 compared to $67,662,000 in 2002, a decrease of approximately $4,568,000.

Sonesta Beach Resort Key Biscayne reported a 5% increase in revenues during the first nine months of 2003 compared to 2002.  Room revenues per available room (“REVPAR”) increased by 3% in 2003 compared to last year, due to an increase in occupancy.  Food and beverage revenues, and revenues from other sources increased by 7% compared to 2003, due to the higher occupancy levels.  Revenues during the first nine months of 2003 at Royal Sonesta Hotel Boston (Cambridge) decreased by 16% compared to the same period in 2002, representing a loss in revenues of $3,042,000.  Room revenues decreased by $2,644,000 due to a 22% decrease in REVPAR, due to both lower occupancies and average rates achieved.  Food and beverage revenues, and revenues from other sources such as telephone and parking decreased by $398,000, or 6%, due to the lower occupancy levels. Revenues at Royal Sonesta Hotel New Orleans, which held up very strong during 2002, have started to decline due to fierce rate competition, and a lower number of city-wide conventions in New Orleans.  Total revenues for the nine month period ending September 30, 2003 decreased by $1,735,000 to $24,562,000, a 7% decline.  Room revenues decreased by $1,692,000 due to a 10% decrease in REVPAR, mainly due to lower average rates.  Revenues from other sources, including food and beverage, remained virtually the same in 2003 compared to 2002, as occupancy levels during the first nine months of 2003 were only slightly lower than during the same period in 2002.  Income from management activities decreased by $662,000 during the first nine months of 2003 compared to 2002. This decrease was primarily due to lower license fees of $231,000  from Aruba due to the expiration of the license agreement for the hotel in 2002,  lower fee income of $280,000 from Chateau Sonesta New Orleans, because the 2003 profit levels of the hotel are insufficient for Sonesta to earn incentive fees which are based on profits, and lower management income of $111,000 from Sonesta Beach Resort Bermuda.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2003	2002
Sonesta Beach Resort Key Biscayne	$343	$(428)
Royal Sonesta Hotel Boston (Cambridge)	54	2,318
Royal Sonesta Hotel New Orleans	2,192	2,699
Operating income from hotels after management and service fees	2,589	4,589
Management activities and other	(2,970)	(1,826)
Operating income (loss)	$(381)	$2,763

Operating loss for the nine-month period ended September 30, 2003 was $381,000, compared to operating income of $2,763,000 in 2002, a decrease of approximately $3,144,000.

Sonesta Beach Resort Key Biscayne posted a $771,000 increase in operating income during the first nine months of 2003 compared to 2002.  Revenue increases of $871,000 were partially offset by a very slight increase in overall expenses of $100,000 (less than a 1% increase).  This increase consisted primarily of an increase in cost and operating expenses of $493,000, partially offset by decreases in advertising expense and a decrease in real estate tax expense of $349,000, due to a refund obtained for 2002 and a reduction in 2003 taxes.  Royal Sonesta Hotel Boston (Cambridge) reported operating income of $54,000 during the nine-month period ending September 30, 2003, compared to operating income of $2,318,000 in the 2002 period, a decrease of $2,264,000.  Decreased revenues of $3,042,000 were partially offset by a 5% decrease in expenses of $778,000, mainly due to lower cost and operating expenses, real estate taxes and depreciation expense.  Operating income at Royal Sonesta New Orleans decreased by $507,000, from $2,699,000 in the first nine months of 2002 to $2,192,000 in the same period in 2003.  Decreases in revenues of $1,735,000 were for a large part offset by decreased operating expenses of $1,228,000.  This decrease in expenses consisted mainly of a decrease in cost and operating expenses of $636,000, and a decrease in rent expense of $516,000.  Under the lease for the New Orleans hotel, rent is based on a percentage of profits, as defined.  Operating losses from management activities, which are computed after giving effect to management, marketing and service fees to owned and leased hotels, increased from $1,826,000 in the first nine months of 2002 to $2,970,000 in the first nine months of 2003.  Revenues from management activities decreased by $662,000 and fee income from owned and leased hotels decreased by $287,000.  Expenses related to these activities increased by $195,000.  This increase includes a $500,000 charge included in 2003 ($170,000 in the 2002 period) for the Company’s contribution to the first and second year losses of Sonesta Hotel & Suites Coconut Grove, for which hotel the Company has made certain operating loss guarantees, partially offset by decreased corporate costs, particularly in corporate marketing overhead expenses.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $46,000 from $4,687,000 in the first nine months of 2002 to $4,641,000 in the same period in 2003, due to the lower principal balance on the Cambridge and Key Biscayne mortgage loans (see Note 3—Borrowing Arrangements).

Interest income in the first nine months of 2003 was $278,000 compared to $345,000 in the first nine months of 2002, a decrease of $67,000.  This was primarily due to a decrease in short-term investment income because of the Company’s lower cash balances.

THIRD QUARTER 2003 COMPARED TO 2002

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2003	2002
Sonesta Beach Resort Key Biscayne	300	$4,705	$3,933
Royal Sonesta Hotel Boston (Cambridge)	400	5,782	6,599
Royal Sonesta Hotel New Orleans	500	6,355	6,500
Management and service fees and other revenues		813	840
Total revenues		$17,655	$17,872

Total revenues for the three month period ended September 30, 2003 were $17,655,000 compared to $17,872,000 in 2002, a decrease of approximately $217,000.

Revenues during the third quarter of 2003 at Sonesta Beach Resort Key Biscayne were $4,705,000, which represented an increase of $772,000 compared to 2002 third quarter revenues of $3,933,000.  Room revenues in the third quarter of 2003 increased by $278,000, due to a 15% increase in room revenues per available room (“REVPAR”), due to a sharp increase in occupancy. Food and beverage and revenues from other sources increased by $494,000 (a 24% increase) due to the increased occupancy.  The increase in occupancy was due to increased group and convention business during the 2003 third quarter.  Royal Sonesta Hotel Boston (Cambridge) suffered a 12% revenue loss in the 2003 quarter compared to 2002, and total revenues decreased from $6,599,000 to $5,782,000.  Room revenues decreased by $833,000 due to a 19%  REVPAR decrease.  Both occupancy levels and average room rates fell due to continued reduced demand and fierce rate competition, especially during July and August.  Royal Sonesta Hotel New Orleans reported third quarter 2003 revenues of $6,355,000 compared to $6,500,000 in the 2002 quarter, a 2% decrease.  This decrease was entirely due to a decrease in room revenues.  The hotel’s REVPAR during the 2003 third quarter decreased 5% compared to a year ago due to lower average rates achieved.  Reduced convention business in New Orleans in general has made New Orleans a more competitive marketplace, resulting in lower average rates.

Income from management activities during the 2003 third quarter was $813,000 compared to $840,000 in the 2002 quarter, a decrease of $27,000.  This slight decrease was mainly due to decreased management income from Sonesta Beach Resort Bermuda, which closed on September 4, 2003, due to damage sustained from Hurricane Fabian.  The hotel is expected to stay closed for the slow winter season, and plans to re-open May 1, 2004.  Management income from the Company’s Egyptian properties increased by $72,000 in the 2003 third quarter compared to 2002, due to increased business volumes.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2003	2002
Sonesta Beach Resort Key Biscayne	$(1,152)	$(1,893)
Royal Sonesta Hotel Boston (Cambridge)	483	1,054
Royal Sonesta Hotel New Orleans	394	420
Operating loss from hotels after management and service fees	(275)	(419)
Management activities and other	(859)	(1,235)
Operating loss	$(1,134)	$(1,654)

Operating loss for the third quarter of 2003 was $1,134,000, compared to an operating loss of $1,654,000 in 2002, a decrease of approximately $520,000.

Sonesta Beach Resort Key Biscayne reported a decrease in operating losses from $1,893,000 during the 2002 third quarter to $1,152,000 during the 2003 third quarter.  Revenues increased $772,000 during the 2003 quarter, and expenses increased by a marginal $31,000, as increased cost and operating and maintenance expenses were offset by decreased real estate tax expense, due to a refund obtained for 2002 taxes, and because of lower 2003 tax expense.  Royal Sonesta Hotel Boston (Cambridge) had a disappointing third quarter. Operating income dropped by $571,000 from $1,054,000 during the third quarter of 2002 to $483,000 during the same period in 2003.  Revenues decreased by $817,000, and expenses decreased by $246,000, or 4%, in the 2003 quarter compared to last year.  The decrease in expenses related to lower cost and operating expenses as well as overhead expenses.  Royal Sonesta Hotel New Orleans reported third quarter 2003 operating income of $394,000, slightly less than operating income achieved of $420,000 in the 2002 third quarter. Revenue decreases of $145,000 were partially offset by lower expenses of $119,000, primarily due to lower rent expense of $247,000.  The rent expense under the lease for the New Orleans hotel is based on a percentage of profits, as defined.  Operating losses from management activities decreased from $1,235,000 in the 2002 third quarter to $859,000 in the 2003 third quarter.  These losses are computed after giving effect to management, marketing and service fees to owned and leased hotels.  Revenues from management activities decreased by $27,000.  Expenses related to management activities decreased by $403,000 during the 2003 quarter compared to last year, primarily due to decreased corporate marketing costs and lower expenses in corporate facilities and purchasing departments.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $14,000 in the third quarter of 2003 compared to the same period in 2002, because of the lower principal balance on the Cambridge and Key Biscayne mortgage loans (see Note 3—Borrowing Arrangements).

Interest income in the third quarter of 2003 was $73,000 compared to $102,000 in the 2002 third quarter, a decrease of $29,000, due to lower short-term investment income because of the Company’s lower cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The income tax benefit in the first nine months of 2003 and 2002 is lower than the statutory rate, primarily due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due on the Company’s income from its Egyptian operations and its license fees from Peru.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $1,939,000 at September 30, 2003.  In addition, the Company had  $6,650,000 available under two credit lines at September 30, 2003.

The Company operates the Trump International Sonesta Beach Resort, a condominium hotel in Sunny Isles Beach, Florida.  This hotel opened in April 2003.  Under its agreements, the Company advances funds for pre-opening costs and working capital.  In addition, the Company contributes to the total cost for the hotel’s non-guestroom furniture, fixtures and equipment in excess of a certain limit.  The Company has also agreed to purchase four condominium units in the hotel.  The Company estimates its total cash commitment to be approximately $5,700,000, of which $4,500,000 had been advanced at September 30, 2003.

The Company believes that its present cash balances and available credit lines will be adequate to meet its cash requirements for 2003 and 2004.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.  The Company uses fixed rate debt to finance the ownership of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2003. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate	$248	$1,013	$1,124	$1,226	$1,337	$64,397	$69,345	$72,552
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO and Vice President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO, CFO and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/ Boy A.J. van Riel
Boy A.J. van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 10, 2003