Form 10-K
period 2003-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2004-03-30
CIK 91741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

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

        Securities to be registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

        Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class                    Name of each exchange on which registered

Class A Common Stock
$ .80 par value per share                               NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes / / No /X/

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2003 was $4,981,597.

     The number of shares outstanding of the registrant's common stock as of the close of business on March 15, 2004 was 3,698,230.

Documents incorporated by reference

     1. Portions of the annual report to shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II.

     2. Portions of the proxy statement for the 2003 annual meeting of stockholders are incorporated by reference into Part III.

     An Index to Exhibits appears on pages 14 through 19 of this Form 10-K.

                                     PART I

ITEM 1.        BUSINESS

 (a) GENERAL DEVELOPMENT OF BUSINESS. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; and New Orleans, Louisiana. It also operates, under management agreements, hotels in Southampton, Bermuda; New Orleans, Louisiana; Coconut Grove, Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Ras Sudr and Hurghada, Egypt. In addition, the Company has master franchise agreements for hotels in Brazil, Peru and Italy, and currently licenses seven (7) hotels in Peru, and four
     (4) hotels, including a 10th century castle, in Tuscany, Italy. A licensed property in Sao Paulo, Brazil, is expected to open in 2004. The Company's business in 2003 continues to be negatively affected by lower demand and reduced business travel, in particular. Intense competition for available business has resulted in decreased revenues, in particular at the Company's Royal Sonesta Hotel Boston (Cambridge) and Royal Sonesta Hotel New Orleans.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS. This information is incorporated by reference from Note 8 to the Company's consolidated financial statements (pages 21 and 22 of the 2003 Annual Report to Shareholders) for information concerning the segment(s) in which the Company operates.

(c) NARRATIVE DESCRIPTION OF BUSINESS. The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2003, the Company made such capital expenditures totaling approximately $14,607,000.

     The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

     The Company has approximately 1,460 employees. The Company considers its relations with its employees to be satisfactory.

     While the business of the Company's individual hotels is seasonal, the diverse locations of the Company's three owned or leased properties tend to mitigate the impact of this factor. Traditionally, only the third quarter has produced significantly less revenues and operating income than the first, second and fourth quarters, although these seasonal fluctuations do not materially affect the Company's business activities.

     The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2003, 2002, and 2001. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

                                                                                                 TOTAL
                                                                                                REVENUES
                                                                                             (IN THOUSANDS)
                                                          NUMBER OF   YEAR BUILT    --------------------------------
HOTEL                                                      ROOMS     OR ACQUIRED       2003        2002       2001
-----                                                     ---------  -----------    ---------   ---------  ---------
Sonesta Beach Resort Key Biscayne               Owned        300       1998         $  26,587   $  25,477  $  26,144
Royal Sonesta Hotel Boston (Cambridge)          Owned        400       1963/1984       21,622      25,500     26,831
Royal Sonesta Hotel New Orleans                 Leased       500       1969            33,210      34,954     36,299

                                                              AVERAGE                          AVERAGE
                                                             OCCUPANCY                          DAILY
                                                             PERCENTAGE                          RATE
                                                   --------------------------      --------------------------------
HOTEL                                              2003       2002       2001        2003       2002         2001
-----                                              ----       ----       ----      -------     -------      -------
Sonesta Beach Resort Key Biscayne                  66.8%      64.0%      63.2%     $   194     $   194      $   211
Royal Sonesta Hotel Boston (Cambridge)             62.0%      68.7%      66.3%         141         160          173
Royal Sonesta Hotel New Orleans                    79.2%      78.8%      83.0%         155         167          167

                                                                    "REVPAR"
                                                        --------------------------------
HOTEL                                                     2003        2002         2001
----                                                    -------     -------      -------
Sonesta Beach Resort Key Biscayne                       $   130     $   124      $   134
Royal Sonesta Hotel Boston (Cambridge)                       87         110          115
Royal Sonesta Hotel New Orleans                             123         132          139

     The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

     For revenues by types of services provided for the three years ended December 31, 2003, reference is made to the Consolidated Statements of Operations which appear on page 11 of the 2003 Annual Report to Shareholders.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS. This information is incorporated by reference from Note 8 on pages 21 and 22 of the 2003 Annual Report to Shareholders.

(e)  EXECUTIVE OFFICERS OF THE COMPANY.

                                                                                    EMPLOYMENT HISTORY
     NAME                            PRESENT POSITION             AGE                 1999 TO PRESENT
     ----                            ----------------             ---               ------------------
Roger P. Sonnabend               Executive Chairman of the         78      Chairman and Chief Executive Officer until
                                 Board                                     December 2003

Peter J. Sonnabend               Chief Executive Officer and       50      Vice Chairman and Vice President until
                                 Vice Chairman                             December 2003, Secretary until May 2003

Stephanie Sonnabend              Chief Executive Officer and       51      President until December 2003
                                 President

Paul Sonnabend                   Chairman of the Executive         76      Chairman of the Executive Committee and
                                 Committee and Executive Vice              Chief Financial Officer until December 2003
                                 President

Stephen Sonnabend                Senior Vice President             72      Senior Vice President

Boy van Riel                     Vice President and Treasurer      45      Vice President and Treasurer

Carol Beggs                      Vice President, Technology        43      Director of Information Systems until
                                                                           November 1999
Felix Madera                     Vice President, International     55      Vice President, International

Kathy Rowe                       Senior Vice President             45      Vice President, Food and Beverage until
                                                                           December 2003

Jacqueline Sonnabend             Executive Vice President          49      Executive Vice President

Hans U. Wandfluh                 Vice President                    69      Vice President; also President and General
                                                                           Manager, Royal Sonesta Hotel, New Orleans,
                                                                           Louisiana

ITEM 2.        PROPERTIES

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort, Key Biscayne, Florida. Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 18 and 19 of the Company's 2003 Annual Report to Shareholders, for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Key Biscayne, Florida property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its third remaining ten-year extension option. As of March 12, 2004, The Company has exercised options through September 30, 2014.

The Company also operates under management agreements hotels in Southampton, Bermuda; Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida ; New Orleans, Louisiana; and Cairo, Luxor, Port Said and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has granted licenses for the use of its name to seven (7) hotels in Peru, and four (4) hotels, including a 10th century castle, in Tuscany, Italy. A licensed property is scheduled to open in Sao Paulo, Brazil, in 2004.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116. That lease commenced May 1, 2002, and has a 10-year term.

ITEM 3.        LEGAL PROCEEDINGS

In November 2003, the Company's subsidiary, Sonesta Louisiana Hotels Corporation ("SLHC"), which operates Chateau Sonesta Hotel, in New Orleans (the "Hotel"), received notice from the owner of the Hotel ("Owner"), that it was initiating an arbitration pursuant to the terms of the Amended and Restated Management Agreement between Owner and SLHC (the "Management Agreement"). In its arbitration demand, Owner alleges that SLHC has failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) "use all reasonable efforts to operate the Hotel...in a manner that achieves a high level of guest satisfaction and profitability", and (B) exercise all reasonable efforts to assure that Sonesta Hotels' corporate services "are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis". This arbitration will take place in New Orleans.

Consistent with the provisions of the Management Agreement, the parties have designated their respective arbiters, who failed to resolve the parties' dispute. Therefore, pursuant to the Management Agreement, they have engaged a third arbiter who will decide the dispute by selecting the position of one arbiter or the other, without compromise. The position established by Owner's arbiter claims damages of $2,952,000, whereas SLHC's arbiter has established that no more than $268,000 in damages should be awarded. Pending the completion of the arbitration, and based on the Company's confidence that it will prevail in the arbitration, the Company has provided for damages to be paid of $268,000 in its statement of financial position, in addition to an estimated $475,000 for legal and consulting fees related to the arbitration. This is in addition to $104,000 of expenses already incurred and paid in 2003.

In addition, the Company is from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2003.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2003 Annual Report to Shareholders.

A dividend of $ .10 per share was paid in July 2002, and a dividend of $ .10 per share was declared on the Company's stock in December 2002, but was paid in January 2003. A dividend of $ .05 was paid in July 2003; no dividend has been declared or paid on the Company's stock since July 2003. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 12 of the 2003 Annual Report to Shareholders.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Financial Data, which appears on page 2 of the 2003 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The remainder of the information required by Item 7 is incorporated by reference from pages 3 through 9 of the 2003 Annual Report to Shareholders.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from page 8 of the 2003 Annual Report to Shareholders.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Ernst & Young LLP dated March 12, 2004 are incorporated herein by reference from the 2003 Annual Report to Shareholders.

Selected Quarterly Financial Data, on page 9 of the 2003 Annual Report to Shareholders, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures in 2003.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company's disclosure controls and procedures are effective, as of December 31, 2003.

There have been no significant changes in the Company's internal controls regarding financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   DIRECTORS OF THE COMPANY AND COMPLIANCE WITH SECTION 16 (A)

The information required by this item is incorporated herein by reference from the proxy statement for the 2004 Annual Meeting of Stockholders, which will be held on May 10, 2004.

CODE OF ETHICS FOR SENIOR FINANCIAL EXECUTIVES AND DIRECTORS. The Company, for many years, has had in place a written Code of Ethics covering, among other subjects, ethical behavior, compliance with laws, and conflicts of interest. This Code of Ethics was adopted by the Company's Board of Directors and is applicable to all Company employees, including Senior Financial Officers and Directors. Each year, Company Directors, officers, and management, supervisory, and administrative employees are required to acknowledge, in writing, that they have read and understood the Company's Code of Ethics.

A copy of the Company's Code of Ethics is posted on its web site at www.sonesta.com.

AUDIT COMMITTEE CHARTER. The Company's Audit Committee Charter, which is an appendix to the Company's Proxy Statement, outlines the Committee's purpose, responsibilities, and authorities, and is reviewed and reassessed by the Audit Committee on an annual basis.

AUDIT COMMITTEE MEMBERS AND FINANCIAL EXPERT. The Company's Board of Directors has an Audit Committee consisting of Messrs. George S. Abrams, Vernon R. Alden, Joseph L. Bower and Charles J. Clark. All the members of the Audit Committee are financially literate and independent. Mr. Clark, who the Company considers a financial expert, as defined by NASDAQ rules, serves as Chairman of the Audit Committee. Mr. Clark has 35 years of experience as a commercial banker, 25 years of which were spent managing a commercial lending department, and 2 years as head of a commercial credit department. Mr. Clark has vast experience in reviewing and evaluating financial statements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's proxy statement for the 2004 Annual Meeting of Stockholders, which will be held on May 10, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The remainder of the information required by this Item 12 is incorporated by reference from the Company's proxy statement for the 2004 Annual Meeting of Stockholders, which will be held on May 10, 2004.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be held on May 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDITORS. Ernst & Young LLP have been the Company's independent auditors for 2003, as determined by a shareholders' vote during the 2003 Annual Meeting of Shareholders. A representative of Ernst & Young LLP is expected to be present at our annual meeting, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by Ernst & Young LLP to us in the last two fiscal years were as follows:

                                                              FY 2002           FY 2003
                                                            ------------     -------------
               Audit Fees                                   $    142,500     $     165,650
               Audit-Related Fees                                 38,400            13,000
               Tax Fees                                           18,690                --
                                                            ------------     -------------
                  SUBTOTAL                                       199,590           178,650
               All Other Fees                                         --                --
                                                            ------------     -------------
               Ernst & Young LLP Total Fees                 $    199,590     $     178,650
                                                            ============     =============

The Company's Audit Committee has established policies and procedures which are intended to control the services provided by the Company's auditors and to monitor their continuing independence. Under these policies, no services may be undertaken by the Company's auditors unless the engagement is specifically approved by the Company's Audit Committee or the services are included within a category which has been pre-approved by the Audit Committee. The maximum charge for services is established by the audit committee when the specific engagement or the category of services is approved or pre-approved. In certain circumstances, management is required to notify the Audit Committee when pre-approved services are undertaken and the Committee or its Chairman may approve amendments or modifications of the engagement or the maximum fees.

The Company's Audit Committee will not approve engagements of the Company's auditors to perform non-audit services for the Company if doing so will cause the auditors to cease to be independent within the meaning of applicable SEC or NASDAQ rules. In other circumstances, the Audit Committee considers among other things, whether the auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers.

Since May 6, 2003, the date when SEC rules relating to approval of services by auditors became effective, all services for which the Company engaged the auditors were approved by the Audit Committee. The total fees the Company paid to Ernst & Young LLP for services in 2002 and 2003 are set forth above.

The Company's Audit Committee approved the engagement of Ernst & Young LLP to provide these non-audit services because it determined that Ernst & Young LLP's providing these services would not compromise its independence and that its familiarity with the Company's record keeping and accounting systems would permit it to provide these services with equal or higher quality, quicker and at a lower cost than the Company could obtain these services from other providers.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2003 Annual Report to Shareholders.

     2. Financial Statement Schedules: The schedule listed in the accompanying Index to Consolidated Financial Statements is incorporated by reference from the 2003 Annual Report to Shareholders.

     3. Exhibits: The exhibits listed on the accompanying Index to Exhibits are incorporated by reference from the 2003 Annual Report to Shareholders.

(b)  Reports on Form 8-K filed during the last quarter of 2003: None

                    SONESTA INTERNATIONAL HOTELS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Item 15 (a) (1) and (2)                                        References (Page)

                                                                                    2003 Annual Report
                                                                       Form 10-K     to Shareholders*
                                                                       ---------    ------------------
Consolidated Balance Sheets
at December 31, 2003 and 2002 . . . . . . . . . . . . . .                                  12 and 13

For the years ended December 31,
2003, 2002, and 2001:

          Consolidated Statements of
          Operations . . . . . . . . . . . . . . . . . .                                          11

          Consolidated Statements of
          Stockholders' Equity . . . . . . . . . . . . .                                          14

          Consolidated Statements of
          Cash Flows . . . . . . . . . . . . . . . . . .                                          15

          Notes to Consolidated
          Financial Statements . . . . . . . . . . . . .                                          16

Consolidated Financial Statement
Schedule for the year ended
December 31, 2003:

II.       Consolidated Valuation and
          Qualifying Accounts . . . . . . . . . . . . . .                  13

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

----------
*Incorporated by Reference

                    SONESTA INTERNATIONAL HOTELS CORPORATION
                                   SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2003

                                            Balance     Amounts                     Balance
                                            Beginning   Charged        Amounts      End of
                                            of Year     to Income    Written Off    Year
                                           ----------   ----------   -----------    -------
YEAR ENDED DECEMBER 31, 2001

   Allowance for doubtful accounts         $  270,178   $   80,312    $  (90,950)   $  259,540
                                           ==========   ==========    ==========    ==========

YEAR ENDED DECEMBER 31, 2002

   Allowance for doubtful accounts         $  259,540   $   12,395    $   30,692    $  241,243
                                           ==========   ==========    ==========    ==========

YEAR ENDED DECEMBER 31, 2003

   Allowance for doubtful accounts         $  241,243   $  (14,263)   $    5,956    $  221,024
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

10.1              Management Agreement, between Sonesta Hotels of Florida, Inc., and
                  Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001.
                  (14)

10.2              Purchase and Sale Agreement, between Sonesta Hotels of Anguilla,
                  Limited, and Flag Luxury Properties (Anguilla), LLC, dated July 26,
                  2002. (14)

10.3 (a)          First Amendment to the 2002 Royal Sonesta Loan Agreement, dated                   26
                  effective March 15, 2004, by and between Royal Sonesta, Inc. ("Royal
                  Sonesta"), Sonesta International Hotels Corporation ("Sonesta") and
                  Hibernia National Bank ("Hibernia"). (Filed herewith)

10.3 (b)          Loan Agreement dated effective April 1, 2002, by and between Royal
                  Sonesta, Sonesta and Hibernia. (14)

10.3 (c)          Promissory Note dated effective April 1, 2002 by Royal Sonesta in favor of Hibernia in the amount of $5,000,000.00. (14)

10.3 (d)          Multiple Indebtedness Mortgage by Royal Sonesta in favor of Hibernia, dated March 28, 2002, effective April 1, 2002, in the amount of
                  $50,000,000.00. (14)

10.3 (e)          Continuing Guaranty, effective April 1, 2002, by Sonesta in favor of
                  Hibernia. (14)

10.4 (a)          Management Agreement, between Sonesta Coconut Grove, Inc. ("SCG"), and Mutiny on the Park, Ltd. ("Mutiny"), dated December 22, 2000. (13)

10.4 (b)          Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (13)

NUMBER            DESCRIPTION                                                                    PAGE NOS.
------            -----------                                                                    ---------
10.4 (c)          Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin
                  Borkowsky ("Dunin"), dated December 22,2000. (13)

10.4 (d)          Promissory Note ($1,000,000) in favor of SCG, dated December 22,
                  2000. (13)

10.4 (e)          Promissory Note ($4,000,000) in favor of SCG, dated December 22,
                  2000. (13)

10.4 (f)          Collateral Pledge and Escrow Agreement ($1,000,000) dated December
                  22, 2000. (13)

10.4 (g)          Collateral Pledge and Escrow Agreement ($4,000,000), dated December
                  22, 2000. (13)

10.5 (a)          Commitment Letter agreement, dated January 30, 2004, between Sonesta              29
                  International Hotels Corporation ("Sonesta") and Citizens Bank of
                  Massachusetts ("Citizens"). (Filed herewith)

10.5 (b)          Fourth Allonge to $2,000,000 Commercial Promissory Note dated                     31
                  September 29, 2000 (the "Note"), dated January 30, 2004, between
                  Sonesta and Citizens, extending the maturity of the Note to December
                  31, 2004. (Filed herewith)

10.5 (c)          Third Allonge to $2,000,000 Commercial Promissory Note dated                      32
                  September 29, 2000 (the "Note"), dated November 24, 2003, between
                  Sonesta and Citizens, extending the maturity of the Note to January
                  31, 2004. (Filed herewith)

10.5 (d)          Commitment Letter agreement, dated September 27,2002, between Sonesta
                  Sonesta and Citizens Bank of Massachusetts ("Citizens"). (14)

10.5 (e)          Second Allonge to $2,000,000 Commercial Promissory Note dated
                  September 29, 2000 (the "Note"), dated September 28, 2002, between
                  Sonesta and Citizens, extending the maturity of the Note to September
                  28, 2003. (14)

10.5 (f)          Commercial Promissory Note ($2,000,000) from Sonesta to Citizens, dated September 29, 2000. (12)

NUMBER            DESCRIPTION                                                                    PAGE NOS.
------            -----------                                                                    ---------
10.6 (a)          Mortgage and Loan Modification Agreement, dated as of March 24, 2004,             33
                  between SunAmerica, Charterhouse of Cambridge Trust ("Trust") and
                  Sonesta of Massachusetts, Inc. ("Sonesta Mass"). (Filed herewith)

10.6 (b)          Reaffirmation and Modification of Limited Guaranty Agreement and                  52
                  Environmental Indemnity Agreement dated as of March 24, 2004, between
                  SunAmerica, Trust and Sonesta Mass. (Filed herewith)

10.6 (c)          Amended and Restated Promissory Note ($41,000,000), dated May 30,
                  2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life
                  Insurance Company ("SunAmerica"). (12)

10.6 (d)          Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica. (12)

10.6 (e)          Reaffirmation and Modification of Limited Guaranty Agreement and
                  Environmental Indemnity Agreement, dated as of May 30, 2000, between
                  Trust, Sonesta Mass, and Sonesta International Hotels Corporation
                  ("Sonesta"), and SunAmerica. (12)

10.6 (f)          Deficiency Guaranty Agreement, dated as of May 30, 2000, between
                  Trust, Sonesta Mass, and SunAmerica, "Escrow Agent". (12)

10.7 (a)          Mortgage and Loan Modification Agreement, dated as of March 24, 2004,             56
                  between SunAmerica and Sonesta Beach Resort Limited Partnership
                  ("Partnership"). (Filed herewith)

10.7 (b)          Reaffirmation and Modification of Limited Guaranty Agreement and                  79
                  Environmental Indemnity Agreement dated as of March 24, 2004, between
                  SunAmerica and Partnership. (Filed herewith)

10.7 (c)          Consolidated and Renewed Promissory Note ($31,000,000), dated May 30,
                  2000, from Partnership to SunAmerica. (12)

10.7 (d)          Consolidated, Amended and Restated Mortgage, Security Agreement,
                  Fixture Filing, Financing Statement and Assignment of Leases and
                  Rents, dated as of May 30, 2000, between Partnership and SunAmerica.
                  (12)

NUMBER            DESCRIPTION                                                                    PAGE NOS.
------            -----------                                                                    ---------
10.7 (e)          Mortgage, Security Agreement, Fixture Filing, Financing Statement and
                  Assignment of Leases and Rents, dated as of May 30, 2000, between
                  Partnership and SunAmerica. (12)

10.7 (f)          Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta and SunAmerica. (12)

10.7 (g)          Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the Partnership and SunAmerica.  (12)

10.7 (h)          Environmental Indemnity Agreement, dated as of May 30, 2000, between the Partnership, Sonesta and SunAmerica. (12)

10.8 (a)          Fifth Amendment to Loan Agreement, dated January 1, 2004, providing               82
                  for an additional $300,000 loan to Masters of Tourism for "New
                  Employee Housing" to the two hotels in Sharm El Sheikh: Sonesta Beach and Sonesta Club. (Filed herewith)

10.8 (b)          Promissory Note ($1,116,853), from Masters of Tourism to Sonesta
                  International Hotels Limited ("SIHL"), dated July 1, 2002. (14)

10.8 (c)          Fourth Amendment to Loan Agreement, dated July 1, 2002, providing for an additional $500,000 loan to Masters of Tourism for "Essential New
                  Facilities". (14)

10.8 (d)          Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of
                  Tourism and SIHL.  (8)

10.8 (e)          (Personal) Guaranty of Hisham Aly, dated as of December 18, 1996. (8)

10.8 (f)          Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2) outstanding loan balances). (8)

10.8 (g)          Amendment to Loan Agreement, dated April 29, 1997, between Masters of
                  Tourism and SIHL. (9)

10.8 (h)          (Personal) Guaranty of Hisham Aly, dated as of April 29, 1997. (9)

10.8 (i)          Second Amendment to Loan Agreement, dated September 15, 1998, between
                  Masters of Tourism and SIHL. (10)

NUMBER            DESCRIPTION                                                                    PAGE NOS.
------            -----------                                                                    ---------
10.8 (j)          Third Amendment to Loan Agreement, dated January 1, 2000, between
                  Masters of Tourism and SIHL. (11)

10.9              Indenture of Lease, dated March 18, 2002, between ATC
                  Realty, Inc. and Sonesta International Hotels International Hotels
                  Corporation. (14)

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

NUMBER            DESCRIPTION                                                                    PAGE NOS.
------            -----------                                                                    ---------
13                Annual Report to Security Holders for the calendar year ended December            87
                  31, 2003

21                Subsidiaries of the Registrant.                                                   112

23                Consent of Ernst and Young LLP filed herewith.                                    113

31                31 (a) Certification required by Rule 13a-14(a)/15d-14(a) of the
                  Securities Exchange Act of 1934, as amended. (Filed herewith)                      22

                  31 (b) Certification required by Rule 13a-14(a)/15d-14(a) of the
                  Securities Exchange Act of 1934, as amended. (Filed herewith)                      23

                  31 (c) Certification required by Rule 13a-14(a)/15d-14(a) of the
                  Securities Exchange Act of 1934, as amended. (Filed herewith)                      24

32                Certification required by 18 U.S.C. Section 1350 (Section 906 of the
                  Sarbanes-Oxley Act of 2002). (Filed herewith)                                      25


(1)   Incorporated by reference to the Company's 1967 Report on Form 10-K.
(2)   Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)   Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)   Incorporated by reference to the Company's 1981 Report on Form 10-K.
(5)   Incorporated by reference to the Company's 1992 Report on Form 10-K.
(6)   Incorporated by reference to the Company's 1993 Report on Form 10-K.
(7)   Incorporated by reference to the Company's 1995 Report on Form 10-K.
(8)   Incorporated by reference to the Company's 1996 Report on Form 10-K.
(9)   Incorporated by reference to the Company's 1997 Report on Form 10-K.
(10)  Incorporated by reference to the Company's 1998 Report on Form 10-K.
(11)  Incorporated by reference to the Company's 1999 Report on Form 10-K.
(12)  Incorporated by reference to the Company's 2000 Report on Form 10-K.
(13)  Incorporated by reference to the Company's 2001 Report on Form 10-K.
(14)  Incorporated by reference to the Company's 2002 Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
             (Registrant)

By: /S/ Boy Van Riel                                               Date: March 29, 2004
        ---------------------------------------
           Boy van Riel
           Vice President and Treasurer, Principal Financial
           and Accounting Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Roger P. Sonnabend                                         Date: March 29, 2004
        ---------------------------------------
           Roger P. Sonnabend
           Executive Chairman of the Board

By: /S/ Boy Van Riel                                               Date: March 29, 2004
        ---------------------------------------
           Boy van Riel
           Vice President and Treasurer, Principal
           Financial and Accounting Officer


By: /S/ Paul Sonnabend                                             Date: March 29, 2004
        ---------------------------------------
           Paul Sonnabend
           Director


By: /S/ Peter J. Sonnabend                                         Date: March 29, 2004
        ---------------------------------------
           Peter J. Sonnabend
           Director


By: /S/ Stephanie Sonnabend                                        Date: March 29, 2004
        ---------------------------------------
           Stephanie Sonnabend
           Director


By: /S/ Stephen Sonnabend                                          Date: March 29, 2004
        ---------------------------------------
           Stephen Sonnabend
           Director

By: /S/ George S. Abrams                                           Date: March 29, 2004
        ---------------------------------------
           George S. Abrams
           Director


By: /S/ Vernon R. Alden                                            Date: March 29, 2004
        ---------------------------------------
           Vernon R. Alden
           Director


By: /S/ Joseph L. Bower                                            Date: March 29, 2004
        ---------------------------------------
           Joseph L. Bower
           Director


By: /S/ Charles J. Clark                                           Date: March 29, 2004
        ---------------------------------------
           Charles J. Clark
           Director


By: /S/ Jean C. Tempel                                             Date: March 29, 2004
        ---------------------------------------
           Jean C. Tempel
           Director