Form 10-Q
period 2004-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2004-05-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

As of May 5, 2004 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I - Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 (unaudited) and December 31, 2003

	(in thousands)
	March 31 2004	December 31 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,034	$4,327
Restricted cash	1,268	—
Accounts and notes receivable:
Trade, less allowance of $231 ($221 at December 31, 2003) for doubtful accounts	7,787	7,844
Other, including current portion of long-term receivables and advances	753	494
Total accounts and notes receivable	8,540	8,338
Refundable income taxes	38	38
Inventories	1,120	1,108
Prepaid expenses and other	2,595	2,471

Total current assets	15,595	16,282

Long-term receivables and advances	10,057	10,031

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	60,521	60,521
Furniture and equipment	43,218	42,428
Leasehold improvements	7,270	7,201
Projects in progress	10	60
	120,121	119,312

Less: accumulated depreciation and amortization	40,525	38,463
Net property and equipment	79,596	80,849

Other long-term assets	2,976	2,957
	$108,224	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 (unaudited) and December 31, 2003

	(in thousands)
	March 31 2004	December 31 2003

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,948	$3,403
Advance deposits	2,613	2,972
Federal, foreign and state income taxes	633	576
Accrued liabilities:
Salaries and wages	1,725	1,629
Rentals	2,262	5,025
Interest	305	297
Employee benefits	174	180
Other	1,657	1,851

Total accrued liabilities	6,123	8,982

Total current liabilities	13,317	15,933

Long-term debt	69,940	69,311

Deferred federal and state income taxes	5,091	5,091

Other non-current liabilities	4,329	3,918

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value:
Authorized – 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	22,718	23,037
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	15,547	15,866
	$108,224	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended March 31
	2004	2003

Revenues:
Rooms	$13,996	$14,036
Food and beverage	6,426	6,541
Management, license and service fees	1,168	877
Parking, telephone and other	2,332	2,230
	23,922	23,684

Costs and expenses:
Costs and operating expenses	10,137	10,175
Advertising and promotion	1,810	1,875
Administrative and general	3,768	3,988
Human resources	362	366
Maintenance	1,354	1,574
Rentals	2,449	2,023
Property taxes	607	577
Depreciation and amortization	2,112	2,085
	22,599	22,663
Operating income	1,323	1,021

Other income (deductions):
Interest expense	(1,623)	(1,534)
Interest income	84	111
Foreign exchange loss	(2)	(2)
Gain on sales of assets	13	18
	(1,528)	(1,407)

Loss before income tax provision (benefit)	(205)	(386)
Income tax provision (benefit)	114	(41)
Net loss	(319)	(345)

Retained earnings at beginning of period	23,037	29,653
Retained earnings at end of period	$22,718	$29,308

Net loss per share of common stock	$(0.09)	$(0.09)

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash (in thousands)

	Three Months Ended March 31
	2004	2003

Cash provided (used) by operating activities
Net loss	$(319)	$(345)
Items not (providing) requiring cash
Pension expense	396	438
Depreciation and amortization of property and equipment	2,112	2,085
Other amortization	22	22
Deferred federal and state income tax benefit	—	(144)
Gain on sales of assets	(13)	(18)
Deferred interest income	(54)	(50)
Deferred interest expense	629	—

Changes in assets and liabilities
Restricted cash	(1,268)	—
Accounts and notes receivable	(45)	(263)
Refundable income taxes	—	21
Inventories	(12)	56
Prepaid expenses and other	(124)	(196)
Accounts payable	573	329
Advance deposits	(359)	(583)
Federal, foreign and state income taxes	57	5
Accrued liabilities	(2,844)	(2,960)
Cash used by operating activities	(1,249)	(1,603)

Cash provided (used) by investing activities
Expenditures for property and equipment	(809)	(1,268)
Other investments	(27)	(1,115)
Payments received on long-term receivables and advances	261	44
Proceeds from sales of assets	13	18
New loans and advances	(482)	(1,111)
Cash used by investing activities	(1,044)	(3,432)

Cash used by financing activities
Payments on long-term debt	—	(250)
Cash dividends paid	—	(370)
Cash used by financing activities	—	(620)

Net decrease in cash	(2,293)	(5,655)
Cash and cash equivalents at beginning of period	4,327	12,675
Cash and cash equivalents at end of period	$2,034	$7,020

See accompanying notes to condensed consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2004 three-month period and the 2003 three-month period was approximately $964,000 and $1,528,000, respectively.    Cash paid for income taxes in the first quarter of 2004 and 2003 was approximately $57,000 and $77,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.                                      Long-Term Receivables and Advances

	(in thousands)
	March 31, 2004	December 31, 2003
Sharm El Sheikh, Egypt (a)	$613	$678
Sonesta Hotel & Suites Coconut Grove (b)	5,412	5,483
Trump International Sonesta Beach Resort (c)	4,082	3,900
Other	490	275
Total long-term receivables	10,597	10,336
Less: current portion	540	305
Net long-term receivables	$10,057	$10,031

(a)                                  This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate (4% at March 31, 2004) and is adjusted semi-annually.  Currently this loan is being repaid in 42 monthly installments and matures in June 2006.   The Company has agreed to loan the hotel’s owner an additional $300,000 in 2004 to help finance the construction of additional hotel facilities, and once these amounts have been funded, the maturity will be extended through October 2007.

(b)                                 This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (4.75% at March 31, 2004).  No interest is being charged on the loan for pre-opening costs.  These loans are being repaid, the loan for pre-opening costs first, out of annual minimum return payments due to the owner of the hotel under the management agreement, and out of excess profits that would otherwise be available for distribution to the owner.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,397,000) and for working capital and the Company’s share of the losses of the resort from the opening on April 1, 2003 through March 31, 2004 ($1,685,000).   No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.                                      Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires December 31, 2004.  This line bears interest at the prime rate (4% at March 31, 2004).  The terms of the line require the bank’s approval for additional borrowings by the Company, restrict dividends, and require that no amounts are outstanding under the line during the two consecutive months of November and December.   No amounts were outstanding under this line of credit at March 31, 2004.

A subsidiary of the Company has a $3,000,000 line of credit, which expires on February 28, 2005.  The line is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty.   The terms of the line require a certain minimum level of income, a minimum net worth and a maximum defined debt to net worth ratio for Royal Sonesta Hotel New Orleans.   The interest rate is LIBOR plus 3% (4.1% at March 31, 2004), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line of credit at March 31, 2004.

Long-Term Debt

	(in thousands)
	March 31, 2004	December 31, 2003
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$39,827	$39,469
Sonesta Beach Resort Limited Partnership:
First mortgage note	30,113	29,842

Total long-term debt	$69,940	$69,311

The Company’s long-term debt is secured by first mortgages on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne properties, which are included in fixed assets at net book values of $21,366,000 and $40,930,000 at March 31, 2004, respectively.   Both loans are provided by the same lender, and are cross-collateralized.   The interest rate on the loans is 8.6% for the term of the loan, and both loans mature in July 2010.   Pre-payment of these loans is subject to early payment penalties, based on prevailing interest rates at the time of pre-payment. Combined monthly payments of principal and interest on both loans were $584,624 until December 2003,  based on a 25 year amortization schedule of the principal balance.

Effective December 1, 2003, the Company and the Lender restructured the mortgage loans for a four year period,  as follows:  starting at January 1, 2004, and through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting on January 1, 2007 and through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum.   Starting on January 1, 2008, payments will resume at the original amounts.   During the restructuring period, interest will continue to accrue at 8.6%, and unpaid interest will be added to the principal balance of the loans at the end of each year.   During each year of the restructuring, combined excess cash flow from the two hotels remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At March 31, 2004, the excess cash flow equaled $1,268,000, which amount is included in Restricted Cash on the Company’s balance sheet.   The long-term debt balance of $69,940,000 includes accrued interest in the amount of $843,000.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2004	2003
Direct departmental costs
Rooms	$3,244	$3,332
Food and beverage	4,972	4,959
Heat, light and power	777	733
Other	1,144	1,151
	$10,137	$10,175

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.                                      New Accounting Announcement

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“Interpretation 46”) which clarified the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company.   Interpretation 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  Management believes the management agreements with Trump International Sonesta Beach Resort Sunny Isles and Sonesta Hotel and Suites Coconut Grove are variable interests.   The Company does not believe it bears the majority of the risk of loss from the variable interest entities’ activities nor is entitled to receive the majority of the variable interest entities’ residual returns.   Accordingly, the adoption of Interpretation 46 did not have a material impact on the Company’s overall financial position and results of operations.

6.                                      Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Three Months Ended March 31
	2004	2003

Current federal income tax benefit	$—	$(20)
Current foreign income tax provision	67	35
Current state income tax provision	47	88
Deferred federal income tax benefit	—	(144)
	$114	$(41)

7.                                      Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month periods ending March 31, 2004 and 2003 follows:

Quarter ended March 31, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,743	$1,179	$23,922
Operating income (loss) before depreciation and amortization expense	3,688	(253)	3,435
Depreciation and amortization	(1,947)	(165)	(2,112)
Interest income (expense), net	(1,611)	72	(1,539)
Other income	7	4	11
Segment pre-tax profit (loss)	137	(342)	(205)

Segment assets	88,109	20,115	108,224
Segment capital additions	648	161	809

Quarter ended March 31, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,796	$888	$23,684
Operating income (loss) before depreciation and amortization expense	3,918	(812)	3,106
Depreciation and amortization	(1,967)	(118)	(2,085)
Interest income (expense), net	(1,522)	99	(1,423)
Other income (deductions)	18	(2)	16
Segment pre-tax profit (loss)	447	(833)	(386)

Segment assets	91,496	23,085	114,581
Segment capital additions	1,250	18	1,268

8.                                      Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.   The following table sets forth the computation of basic losses per share of common stock (in thousands):

	Three months ended March 31
	2004	2003
Numerator:
Loss from operations	$(319)	$(345)

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Net loss per share of common stock	$(0.09)	$(0.09)

9.                      Pension Plan

The components of the Company’s net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	Three months ended March 31
	2004	2003

Service cost	$326	$353
Interest cost	451	487
Expected return on assets	(420)	(454)
Amortization of prior service cost	24	26
Amortization of transition asset	(24)	(26)
Recognize actuarial loss	59	64
Total plan benefit cost	416	450
Less: amounts charged to hotels operated under management agreements	(20)	(12)
Net periodic benefit cost included in the consolidated statements of operations	$396	$438

The Company will not make a contribution to the Pension Plan during 2004.

The Company does not have any other post-retirement benefit plans.

10.                               Legal Proceedings

A subsidiary of the Company, Sonesta Louisiana Hotels Corporation (“SLHC”), which operates Chateau Sonesta Hotel, in New Orleans (the “Hotel”), has been involved in an arbitration pursuant to the terms of the Amended and Restated Management Agreement between the owner of the hotel and SLHC (the “Management Agreement”).  The owner alleged that SLHC has failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) “use all reasonable efforts to operate the Hotel…in a manner that achieves a high level of guest satisfaction and profitability”, and (B) exercise all reasonable efforts to assure that Sonesta Hotels’ corporate services “are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis”.

The position established by Owner’s arbiter claimed damages of $2,952,000, whereas SLHC’s arbiter had established that no more than $268,000 in damages should be awarded.    A decision was rendered by a third arbiter selected by the parties in favor of SLHC on May 11, 2004.  At March 31, 2004, the Company had provided for the damages to be paid of $268,000 in its statement of financial position, as well as for the legal and consulting fees related to this arbitration.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 COMPARED TO 2003

In the first quarter of 2004 the Company recorded a net loss of $319,000, or $(0.09) per share, compared to a net loss of $345,000, or $(0.09) per share, in the first quarter of 2003.   Increases in income from Sonesta Beach Resort Key Biscayne, and from management activities, exceeded decreases in operating results at Royal Sonesta Hotel Boston (Cambridge) and Royal Sonesta Hotel New Orleans.    A detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2004	2003

Sonesta Beach Resort Key Biscayne	300	$9,676	$9,111
Royal Sonesta Hotel Boston (Cambridge)	400	3,425	4,132
Royal Sonesta Hotel New Orleans	500	9,642	9,553
Management and service fees and other revenues		1,179	888
Total revenues		$23,922	$23,684

Total revenues for the quarter ended March 31, 2004 were $23,922,000 compared to $23,684,000 in 2003, an increase of approximately $238,000.

Sonesta Beach Resort Key Biscayne reported a 6% increase in revenues during the first quarter of 2004 compared to 2003.   Of the total revenue increase of $565,000, an amount of $359,000 was due to increased room revenues.   This resulted from a 6% increase in room revenue per available room (“REVPAR”), because of an increase in occupancy levels during the 2004 first quarter.    Increased demand from both group and conventions as well as transient market segments contributed to the increased revenues. Revenues at Royal Sonesta Hotel Boston (Cambridge) in the 2004 first quarter decreased by $707,000, or 17%, to $3,425,000 in 2004.   This was primarily due to decreased room revenues of $512,000 resulting from a 21% REVPAR decrease.    Both lower occupancies and average rates contributed to the poor results.   Decreased group and convention business, and increased competition from a new hotel which opened nearby in 2003, were the main reasons for the decrease in room revenues.   The Company does not expect this trend to continue during the second quarter of 2004.   First quarter 2004 revenues at Royal Sonesta Hotel New Orleans were $9,642,000, virtually the same as 2003 first quarter revenues of $9,553,000.   Increases in average room rate achieved offset a slight decrease in occupancy.   Revenues from management activities increased from $888,000 during the 2003 first quarter to $1,179,000 in the 2004 first quarter, an increase of $291,000.   This was primarily a result from increases in management income from the Company’s operations in Egypt, due to substantial increases in business volumes during the 2004 first quarter compared to last year.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2004	2003
Sonesta Beach Resort Key Biscayne	$2,481	$1,840
Royal Sonesta Hotel Boston (Cambridge)	(1,267)	(858)
Royal Sonesta Hotel New Orleans	528	969
Operating income from hotels after management and service fees	1,742	1,951
Management activities and other	(419)	(930)
Operating income	$1,323	$1,021

Operating income for the three-month period ended March 31, 2004 was $1,323,000, compared to operating income of $1,021,000 in the three-month period ended March 31, 2003, an increase of approximately $302,000.

Sonesta Beach Resort Key Biscayne reported operating income during the 2004 first quarter of $2,481,000 compared to $1,840,000 in the same period last year, an increase of $641,000.   Revenues during the first quarter increased by $565,000, and total expenses decreased by $76,000, primarily due to a slight decrease in depreciation expense.    The hotel managed to keep cost and operating and other overhead expenses at the 2003 level, despite an increase in occupancy.   First quarter 2004 operating loss at Royal Sonesta Hotel Boston (Cambridge) increased by $409,000 to $1,267,000 compared to last year. Total revenues decreased by $707,000, and expenses decreased by $298,000, or 6%, primarily due to decreased cost and operating and maintenance expense.     Operating income at Royal Sonesta New Orleans decreased from $969,000 during the first quarter of 2003 to $528,000 during the 2004 first quarter, despite a slight increase in revenues in 2004 of $89,000.  Total expenses in the 2004 first quarter increased by $530,000, which was almost entirely due to a $440,000 increase in rent expense.    This rent increase is due to the fact that the hotel’s 2004 capital expenditures will be sharply lower compared to expenditures in 2003, as the hotel has completed the majority of its renovation programs.   Since capital expenditures are deducted from profits for purposes of calculating rent due under the lease for the hotel, rent expense actually increased in 2004 compared to 2003.   Operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $511,000, from $930,000 in the 2003 first quarter to $419,000 in the 2004 first quarter.   Revenues from management activities increased by $291,000, and expenses related to these activities decreased by $220,000, primarily due to decreased corporate sales and marketing and purchasing department costs.

OTHER INCOME (DEDUCTIONS)

Interest expense increased from $1,534,000 in the first quarter of 2003 to $1,623,000 in the 2004 first quarter due to expenses incurred related to the restructuring of the Company’s mortgage debt on Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne (See also Note 3—Borrowing Arrangements).

Interest income decreased by $27,000 to $84,000 in the first quarter of 2004 compared to last year because of lower short-term investment income earned on the Company’s cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a tax expense of $114,000 during the 2004 first quarter despite the $205,000 pre-tax loss because of foreign taxes provided on the Company’s management income, primarily from Egypt, and because of state taxes provided on the Company’s income from Royal Sonesta Hotel New Orleans.   A valuation allowance was recorded against the 2004 federal income tax benefit because it is uncertain when the Company will realize a future benefit for the losses incurred in the 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $2,034,000 at March 31, 2004.   In addition, the Company has $5,000,000 available under two credit lines.   Company management believes these cash resources, and the available credit lines, will be adequate to meet its cash requirements for 2004 and for the foreseeable future.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.    The Company uses fixed rate debt to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2004. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$1,442	$68,498	$69,940	$73,004
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President,  Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2004.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 11, 2004