Form 10-Q
period 2004-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2004-08-10
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-02)   Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding

As of August 4, 2004 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets— June 30, 2004 and December 31, 2003

Condensed consolidated statements of operations—Three and six month periods ended June 30, 2004 and 2003

Condensed consolidated statements of cash flows—Six month periods ended June 30, 2004 and 2003

Notes to condensed consolidated financial statements—June 30, 2004 and 2003

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition—June 30, 2004

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk

	Item 4.	Internal Controls and Procedures

Part II.	Other Information

	Item 5.	Submission of Matters to a Vote of Security Holders

Signature page

Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer

Exhibit 99.1		18 U.S.C. Section 1350 Certification by Company Officers

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 (unaudited) and December 31, 2003

	(in thousands)
	June 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,956	$4,327
Restricted cash	2,581	—
Accounts and notes receivable:
Trade, less allowance of $241 ($221 at December 31, 2003) for doubtful accounts	6,336	7,844
Other, including current portion of long-term receivables and advances	698	494
Total accounts and notes receivable	7,034	8,338
Refundable income taxes	54	38
Inventories	1,037	1,108
Prepaid expenses and other	2,797	2,471

Total current assets	18,459	16,282

Long-term receivables and advances	10,259	10,031

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	60,532	60,521
Furniture and equipment	44,290	42,428
Leasehold improvements	7,286	7,201
Projects in progress	—	60
	121,210	119,312

Less: accumulated depreciation and amortization	42,599	38,463
Net property and equipment	78,611	80,849

Other long-term assets	2,858	2,957
	$110,187	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 (unaudited) and December 31, 2003

	(in thousands)
	June 30 2004	December 31 2003
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,380	$3,403
Advance deposits	2,188	2,972
Federal, foreign and state income taxes	568	576
Accrued liabilities:
Salaries and wages	1,957	1,629
Rentals	4,532	5,025
Interest	293	297
Employee benefits	168	180
Other	1,232	1,851

Total accrued liabilities	8,182	8,982

Total current liabilities	14,318	15,933

Long-term debt	70,569	69,311

Deferred federal and state income taxes	5,091	5,091

Other non-current liabilities	5,186	3,918

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value:
Authorized – 10,000 shares
Issued-6,102 shares at stated value	4,882	4,882
Retained earnings	22,194	23,037
Treasury shares-2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	15,023	15,866
	$110,187	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Rooms	$14,153	$12,347	$28,149	$26,383
Food and beverage	7,092	6,479	13,518	13,020
Management, license and service fees	1,038	788	2,206	1,665
Parking, telephone and other	2,248	2,141	4,580	4,371
	24,531	21,755	48,453	45,439
Costs and expenses:
Costs and operating expenses	10,645	10,001	20,782	20,176
Advertising and promotion	1,871	1,831	3,681	3,706
Administrative and general	4,064	3,966	7,832	7,954
Human resources	371	405	733	771
Maintenance	1,418	1,523	2,772	3,097
Rentals	2,442	1,579	4,891	3,602
Property taxes	611	581	1,218	1,158
Depreciation and amortization	2,124	2,137	4,236	4,222
	23,546	22,023	46,145	44,686
Operating income (loss)	985	(268)	2,308	753

Other income (deductions):
Interest expense	(1,529)	(1,544)	(3,152)	(3,078)
Interest income	80	94	164	205
Foreign exchange loss	—	(16)	(2)	(18)
Gain (loss) on sales of assets	5	(7)	18	11
	(1,444)	(1,473)	(2,972)	(2,880)

Loss before income tax provision (benefit)	(459)	(1,741)	(664)	(2,127)
Income tax provision (benefit)	65	(474)	179	(515)
Net loss	(524)	(1,267)	(843)	(1,612)

Retained earnings at beginning of period	22,718	29,308	23,037	29,653
Cash dividends	—	(185)	—	(185)
Retained earnings at end of period	$22,194	$27,856	$22,194	$27,856

Net loss per share	$(0.14)	$(0.35)	$(0.23)	$(0.44)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2004	2003
Cash provided (used) by operating activities
Net loss	$(843)	$(1,612)
Items not (providing) requiring cash
Pension expense	1,121	877
Depreciation and amortization of property and equipment	4,236	4,222
Other amortization	45	45
Deferred federal and state income tax benefit	—	(727)
Gain on sales of assets	(18)	(11)
Deferred interest income	(108)	(100)
Deferred interest expense	1,258	—
Changes in assets and liabilities
Restricted cash	(2,581)	—
Accounts and notes receivable	1,359	(133)
Refundable income taxes	(16)	10
Inventories	71	141
Prepaid expenses and other	(326)	484
Accounts payable	5	(934)
Advance deposits	(784)	(1,008)
Federal, foreign and state income taxes	(8)	60
Accrued liabilities	(653)	(2,744)
Cash provided (used) by operating activities	2,758	(1,430)

Cash used by investing activities
Proceeds from sales of assets	18	50
Expenditures for property and equipment	(1,898)	(3,019)
Other investments	(27)	(1,052)
Payments received on long-term receivables and advances	597	167
New loans and advances	(819)	(2,258)
Cash used by investing activities	(2,129)	(6,112)

Cash used by financing activities
Payments on long-term debt	—	(471)
Cash dividends paid	—	(370)
Cash used by financing activities	—	(841)
Net increase (decrease) in cash	629	(8,383)
Cash and cash equivalents at beginning of period	4,327	12,675
Cash and cash equivalents at end of period	$4,956	$4,292

See accompanying notes to condensed consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2004 six-month period and the 2003 six-month period was approximately $1,854,000 and $3,069,000, respectively.  Cash paid for income taxes in the first six months of 2004 was approximately $203,000, and cash paid for income taxes in the first six months of 2003 was approximately $142,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

2.                                      Long-Term Receivables and Advances

	(in thousands)
	June 30, 2004	December 31, 2003
Sharm El Sheikh, Egypt (a)	$774	$678
Sonesta Hotel & Suites Coconut Grove (b)	5,340	5,483
Trump International Sonesta Beach Resort (c)	4,191	3,900
Other	376	275
Total long-term receivables	10,681	10,336
Less: current portion	422	305
Net long-term receivables	$10,259	$10,031

(a)                            This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate (4% at June 30, 2004) and is adjusted semi-annually. The Company has agreed to loan the hotel’s owner an additional $300,000 in 2004 to help finance the construction of additional hotel facilities, of which $225,000 was funded at June 30, 2004.  Currently, the loan is being repaid with monthly payments of $23,800.  The maturity date is October 2007.

(b)                           This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (4.75% at June 30, 2004).  No interest is being charged on the loan for pre-opening costs.  These loans are being repaid, the loan for pre-opening costs first, out of annual minimum return payments of $500,000 due to the owner of the hotel under the management agreement, and out of excess profits that would otherwise be available for distribution to the owner.

(c)                            This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,397,000), and for working capital and the Company’s share of the losses of the resort from the opening on April 1, 2003 through June 30, 2004 ($1,794,000).  No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires December 31, 2004.  This line bears interest at the prime rate (4% at June 30, 2004).  The terms of the line require the bank’s approval for additional borrowings by the Company, restrict dividends, and require that no amounts are outstanding under the line during the two consecutive months of November and December.  No amounts were outstanding under this line of credit at June 30, 2004.

A subsidiary of the Company has a $3,000,000 line of credit, which expires on February 28, 2005.  The line is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty.  The terms of the line require a certain minimum level of income, a minimum net worth and a maximum defined debt to net worth ratio for Royal Sonesta Hotel New Orleans.  The interest rate is LIBOR plus 3% (4.4% at June 30, 2004), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line of credit at June 30, 2004.

Long-Term Debt

	(in thousands)
	June 30, 2004	December 31, 2003
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$40,185	$39,469
Sonesta Beach Resort Limited Partnership:
First mortgage note	30,384	29,842

Total long-term debt	$70,569	$69,311

The Company’s long-term debt is secured by first mortgages on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne properties, which are included in fixed assets at net book values of $21,064,000 and $40,329,000 at June 30, 2004, respectively.  Both loans are provided by the same lender, and are cross-collateralized.  The interest rate on the loans is 8.6% for the term of the loan, and both loans mature in July 2010.  Pre-payment of these loans is subject to early payment penalties, based on prevailing interest rates at the time of pre-payment. Combined monthly payments of principal and interest on both loans were $584,624 until December 2003, based on a 25 year amortization schedule of the principal balance.

Effective December 1, 2003, the Company and the lender restructured the mortgage loans for a four year period,  as follows:  starting at January 1, 2004, and through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting on January 1, 2007 and through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum.  Starting on January 1, 2008, payments will resume at the original amounts.  During the restructuring period, interest will continue to accrue at 8.6%, and unpaid interest will be added to the principal balance of the loans at the end of each year.  During each year of the restructuring, combined excess cash flow from the two hotels remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.  At June 30, 2004, the excess cash flow equaled $2,581,000, which amount is included in Restricted Cash on the Company’s balance sheet.  The long-term debt balance of $70,569,000 includes accrued interest in the amount of $1,472,000.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Direct departmental costs
Rooms	$3,336	$3,214	$6,580	$6,546
Food and beverage	5,305	4,945	10,277	9,904
Heat, light and power	860	732	1,637	1,465
Other	1,144	1,110	2,288	2,261
	$10,645	$10,001	$20,782	$20,176

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             New Accounting Announcement

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“Interpretation 46”) which clarified the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company.  Interpretation 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  Management believes the management agreements with Trump International Sonesta Beach Resort Sunny Isles and Sonesta Hotel and Suites Coconut Grove are variable interests.  The Company does not believe it bears the majority of the risk of loss from the variable interest entities’ activities nor is it entitled to receive the majority of the variable interest entities’ residual returns.  Accordingly, the adoption of Interpretation 46 did not have a material impact on the Company’s overall financial position and results of operations.

6.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Six Months Ended June 30
	2004	2003

Current federal income tax benefit	$—	$(16)
Current foreign income tax provision	104	73
Current state income tax provision	75	155
Deferred federal income tax benefit	—	(727)
	$179	$(515)

7.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and six month periods ending June 30, 2004 and 2003 follows:

Three month period ended June 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$23,487	$1,044	$24,531
Operating income (loss) before depreciation and amortization expense	3,836	(727)	3,109
Depreciation and amortization	(1,959)	(165)	(2,124)
Interest income (expense), net	(1,522)	73	(1,449)
Other income	—	5	5
Segment pre-tax income (loss)	355	(814)	(459)

Segment assets	86,622	23,565	110,187
Segment capital additions	1,044	46	1,090

Six month period ended June 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$46,230	$2,223	$48,453
Operating income (loss) before depreciation and amortization expense	7,524	(980)	6,544
Depreciation and amortization	(3,906)	(330)	(4,236)
Interest income (expense), net	(3,133)	145	(2,988)
Other income	7	9	16
Segment pre-tax income (loss)	492	(1,156)	(664)

Segment assets	86,622	23,565	110,187
Segment capital additions	1,691	207	1,898

Three month period ended June 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$20,959	$796	$21,755
Operating income (loss) before depreciation and amortization expense	2,886	(1,017)	1,869
Depreciation and amortization	(1,973)	(164)	(2,137)
Interest income (expense), net	(1,533)	83	(1,450)
Other deductions	—	(23)	(23)
Segment pre-tax loss	(620)	(1,121)	(1,741)

Segment assets	89,868	21,665	111,533
Segment capital additions	1,609	142	1,751

Six month period ended June 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$43,755	$1,684	$45,439
Operating income (loss) before depreciation and amortization expense	6,804	(1,829)	4,975
Depreciation and amortization	(3,940)	(282)	(4,222)
Interest income (expense), net	(3,055)	182	(2,873)
Other income (deductions)	18	(25)	(7)
Segment pre-tax loss	(173)	(1,954)	(2,127)

Segment assets	89,868	21,665	111,533
Segment capital additions	2,859	160	3,019

8.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.  The following table sets forth the computation of basic losses per share (in thousands):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Numerator:
Loss from operations	$(524)	$(1,267)	$(843)	$(1,612)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net loss per share of common stock	$(0.14)	$(0.35)	$(0.23)	$(0.44)

9.             Pension Plan

The components of the Company’s net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	Six months ended June 30
	2004	2003

Service cost	$809	$714
Interest cost	933	987
Expected return on assets	(796)	(919)
Amortization of prior service cost	45	52
Amortization of transition asset	(44)	(52)
Recognize actuarial loss	240	130
Total plan benefit cost	1,187	912
Less: amounts charged to hotels operated under management agreements	(66)	(35)
Net periodic benefit cost included in the consolidated statements of operations	$1,121	$877

The Company will not make a contribution to the Pension Plan during 2004.

The Company does not have any other post-retirement benefit plans.

10.          Legal Proceedings

A subsidiary of the Company, Sonesta Louisiana Hotels Corporation (“SLHC”), which operates Chateau Sonesta Hotel, in New Orleans (the “Hotel”), has been involved in an arbitration pursuant to the terms of the Amended and Restated Management Agreement between the owner of the hotel and SLHC (the “Management Agreement”).  The owner alleged that SLHC has failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) “use all reasonable efforts to operate the Hotel…in a manner that achieves a high level of guest satisfaction and profitability”, and (B) exercise all reasonable efforts to assure that Sonesta Hotels’ corporate services “are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis”. The position established by Owner’s arbiter claimed damages of $2,952,000, whereas SLHC’s arbiter had established that no more than $268,000 in damages should be awarded.  A decision was rendered by a third arbiter selected by the parties in favor of SLHC on May 11, 2004.  At June 30, 2004, the Company had provided for the damages paid of $268,000 in its statement of financial position, as well as for the legal and consulting fees related to this arbitration.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the first six months of 2004, the Company recorded a net loss of $843,000, or ($0.23) per share, compared to a net loss of $1,612,000, or $(0.44) per share, during the first six months of 2003.  Increases in income from Sonesta Beach Resort Key Biscayne, and from management activities, exceeded decreased income from Royal Sonesta Hotel New Orleans.  The decrease in income at Royal Sonesta New Orleans was entirely due to higher rent expense due under the lease under which the Company operates the Hotel.  Royal Sonesta Hotel Boston (Cambridge), which had a disappointing 2004 first quarter, did much better during the second quarter of 2004, resulting in a slight decrease in operating loss during the first six months of 2004 compared to the same period last year.  A detailed analysis of the revenues and income by location follows.

FIRST SIX MONTHS 2004 COMPARED TO 2003

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2004	2003
Sonesta Beach Resort Key Biscayne	300	$16,811	$15,454
Royal Sonesta Hotel Boston (Cambridge)	400	10,219	10,094
Royal Sonesta Hotel New Orleans	500	19,200	18,207
Management and service fees and other revenues		2,223	1,684
Total revenues		$48,453	$45,439

Total revenues for the first six months of 2004 were $48,453,000 compared to $45,439,000 in 2003, an increase of approximately $3,014,000.

Sonesta Beach Resort Key Biscayne reported a 9% increase in revenues during the first six months compared to 2003.  Of the total revenue increase of $1,357,000, an amount of $633,000 was due to increased room revenues.  This resulted from an 8% increase in room revenue per available room (“REVPAR”), because of an increase in occupancy levels during the first six months of 2004.  Increased demand from both group and conventions as well as transient market segments contributed to the increase in revenues. The increase in occupancy resulted in a $724,000 increase in revenues from food and beverage and other sources.  Royal Sonesta Hotel Boston (Cambridge) had a very slight increase in revenues of $125,000 during the first half of 2004 compared to last year, due to a 2% REVPAR increase.  Royal Sonesta Hotel New Orleans recorded revenues of $19,200,000 during the first six months of 2004, a $993,000 increase, or 6%, compared to the first six months of 2003.  This increase in revenues, which was almost entirely achieved during the second quarter, was due to an 8% REVPAR increase, which increased room revenues by $998,000 during the first six months of 2004 compared to 2003.  The REVPAR increase was due to higher average rates achieved, primarily due to increased demand from the group and convention market segment.  Revenues from management activities increased from $1,684,000 during the first six months of 2003 to $2,223,000 in the first six months of 2004, an increase of $539,000.  This was primarily a result from increases in management income of $470,000 from the Company’s operations in Egypt, due to substantial increases in business volumes during the first two quarters of 2004 compared to last year.  The remaining increase was due to increased fee income from Chateau Sonesta Hotel New Orleans, because of higher profit levels achieved by the hotel, which was partially offset by decreased income from Sonesta Beach Hotel Bermuda, which management agreement terminated on June 1, 2004.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2004	2003
Sonesta Beach Resort Key Biscayne	$2,759	$1,495
Royal Sonesta Hotel Boston (Cambridge)	(236)	(429)
Royal Sonesta Hotel New Orleans	1,095	1,798
Operating income from hotels after management and service fees	3,618	2,864
Management activities and other	(1,310)	(2,111)
Operating income	$2,308	$753

Operating income for the six-month period ended June 30, 2004 was $2,308,000, compared to operating income of $745,000 in 2003, an increase of approximately $1,555,000.

Sonesta Beach Resort Key Biscayne reported operating income during the first six months of 2004 of $2,759,000 compared to $1,495,000 in the same period last year, an increase of $1,264,000.  Revenues increased by $1,357,000, and total expenses increased by a slight $93,000, primarily due to a small increase in cost and operating expenses.  Overall expenses increased by less than 1%.  Operating loss during the first six months of 2004 at Royal Sonesta Hotel Boston (Cambridge) decreased by $193,000 to $236,000.  Total revenues increased by $125,000 and overall expenses decreased by $68,000.  Slight increases in cost and operating expense were offset by decreased maintenance and real estate tax expense.  Operating income at Royal Sonesta Hotel New Orleans decreased from $1,798,000 during the first half of 2003 to $1,095,000 during the 2004 first half, despite an increase in revenues in 2004 of $993,000.  Total expenses in 2004 increased by $1,696,000, which was almost entirely due to a $1,325,000 increase in rent expense.  Of this rent increase, approximately $553,000 is due to increased operating profits.  The remaining $772,000 increase is due to the fact that the hotel’s 2004 capital expenditures will be sharply lower compared to capital expenditures in 2003, as the hotel has completed the majority of its renovation programs.  Since capital expenditures are deducted from profits for purposes of calculating rent due under the lease for the hotel, rent expense actually increases when the hotels capital expenditures decrease.  Operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $801,000, from $2,111,000 in the first six months of 2003 to $1,310,000 in the first six months of 2004.  Revenues from management activities increased by $539,000, and expenses related to these activities decreased by $262,000, primarily due to decreased corporate sales and marketing, purchasing and human resources expenses.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $74,000 in the first six months of 2004 compared to 2003 due to expenses incurred related to the restructuring of the Company’s mortgage debt on Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne (See also Note 3—Borrowing Arrangements).

Interest income decreased by $41,000 to $164,000 in the first six months of 2004 compared to last year because of lower short-term investment income earned on the Company’s cash balances.

SECOND QUARTER 2004 COMPARED TO 2003

The second quarter of 2004 saw a substantial rebound in business compared to the 2003 second quarter.  During the 2003 second quarter, travel, including business travel was sluggish, in part due to the war in Iraq.  A detailed review of revenues and expenses follows.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2004	2003
Sonesta Beach Resort Key Biscayne	300	$7,135	$6,343
Royal Sonesta Hotel Boston (Cambridge)	400	6,794	5,962
Royal Sonesta Hotel New Orleans	500	9,558	8,654
Management and service fees and other revenues		1,044	796
Total revenues		$24,531	$21,755

Total revenues for the three month period ended June 30, 2004 were $24,531,000 compared to $21,755,000 in 2003, an increase of approximately $2,776,000.

Sonesta Beach Resort Key Biscayne reported a robust increase in revenues during the second quarter of 2004 compared to 2003.  Of the total revenue increase of 12%, an amount of $275,000 was due to increased room revenues.  This resulted from a 9% increase in room revenue per available room (“REVPAR”), because of an increase in occupancy levels during the 2004 second quarter.  Increased demand from the transient market segment contributed for the most part to the increase in occupancy.  The higher occupancy during the 2004 quarter resulted in an increase in food and beverage revenues and revenues from other sources of $517,000, or 16%, compared to the 2003 quarter.  Royal Sonesta Hotel Boston (Cambridge) rebounded strongly during the second quarter of 2004.  Business at the hotel had been depressed due to reduced business travel and increased, nearby, competition during 2003 and the first quarter of 2004.  Due to much better group and convention business the hotel increased revenues in the 2004 second quarter by $832,000 to $6,794,000, a 14% increase over the 2003 quarter.  REVPAR increased by 19% due to higher occupancy and increased average room rates.  Revenues from other sources, including food and beverage, increased by 7% during the 2003 second quarter compared to previous year’s quarter.  Royal Sonesta Hotel New Orleans also had a solid 2004 second quarter, increasing revenues by 10% from $8,654,000 in 2003 to $9,558,000.  The increase in revenues was entirely due to a 16% increase in the hotel’s REVPAR, due to slightly higher occupancies and a substantial increase in average room rates achieved.  A shift in occupancy from transient to much higher rated group business enabled the hotel to do much better.  Revenues from management activities increased from $796,000 during the 2003 second quarter to $1,044,000 in the 2004 second quarter, an increase of $248,000.  This was primarily a result from increases in management income from the Company’s operations in Egypt, due to substantial increases in business volumes during the 2004 second quarter compared to the 2003 second quarter, which saw a temporary slow down in business because of the war in Iraq.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2004	2003
Sonesta Beach Resort Key Biscayne	$278	$(345)
Royal Sonesta Hotel Boston (Cambridge)	1,031	429
Royal Sonesta Hotel New Orleans	567	829
Operating income from hotels after management and service fees	1,876	913
Management activities and other	(891)	(1,181)
Operating income (loss)	$985	$(268)

Operating income for the three-month period ended June 30, 2004 was $985,000, compared to an operating loss of $268,000 in the three-month period ended June 30, 2003, an increase of approximately $1,253,000.

Sonesta Beach Resort Key Biscayne reported operating income during the 2004 second quarter of $278,000 compared to an operating loss of $345,000 in the same period last year, an increase of $623,000.  Revenues during the second quarter increased by $792,000, and were only partially offset by a slight increase in expenses of $169,000, or 3%. The hotel managed to keep administrative and general and other overhead expenses at the 2003 level, despite an increase in occupancy.  The 2004 second quarter operating income at Royal Sonesta Hotel Boston (Cambridge) increased by $602,000 to $1,031,000.  Revenues increased by $832,000, and overall expenses increased by a modest 4%, or $230,000.  This was mainly due to higher cost and operating expenses because of the higher occupancy achieved during the 2004 second quarter.  Operating income at Royal Sonesta New Orleans decreased from $829,000 during the second quarter of 2003 to $567,000 during the 2004 second quarter, despite increased revenues in 2004 of $904,000.  Total expenses in the 2004 second quarter increased by $1,166,000, which was almost entirely due to an $885,000 increase in rent expense.  Rent expensed is based on a percentage of operating profits, after deducting capital expenditures.  Of the $885,000 rent increase, approximately $500,000 was due to increased operating profits during the 2004 second quarter.  The remaining $385,000 increase is due to the fact that the hotel’s 2004 capital expenditures will be sharply lower compared to expenditures in 2003, as the hotel has completed the majority of its renovation programs.  Operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $290,000, from $1,181,000 in the 2003 second quarter to $891,000 in the 2004 second quarter.  Revenues from management activities increased by $248,000, and corporate expenses related to these activities decreased slightly by $42,000.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a tax expense of $179,000 during the first six months of 2004 despite the $664,000 pre-tax loss because of foreign taxes provided on the Company’s management income, primarily from Egypt, and because of state taxes provided on the Company’s income from Royal Sonesta Hotel New Orleans.  A valuation allowance was recorded against the 2004 federal income tax benefit because it is uncertain when the Company will realize future benefit for the losses incurred duing the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4,956,000 at June 30, 2004.  In addition, the Company has $5,000,000 available under two credit lines.  Company management believes these cash resources, and the available credit lines, will be adequate to meet its cash requirements for 2004 and for the foreseeable future.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.  The Company uses fixed rate debt to finance the ownership of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2004.  This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$1,442	$69,127	$70,569	$71,759
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President,  Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2004.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 10, 2004.  All nominees for directors were elected.  The results of the votes with regard to the appointment of the Company’s independent auditors as well as the election of common stock directors are as follows:

	VOTES CAST
MANAGEMENT PROPOSAL	FOR	AGAINST	ABSTAIN

Approval of the appointment of Ernst & Young LLP as independent auditors for 2004	3,280,069	3,504	2,356

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

George S. Abrams	3,268,491	17,438
Vernon R. Alden	3,268,579	17,350
Joseph L. Bower	3,267,411	18,518
Charles J. Clark	3,265,279	20,650
Paul Sonnabend	3,266,607	19,322
Peter J. Sonnabend	3,267,563	18,366
Roger P. Sonnabend	3,266,607	19,322
Stephanie Sonnabend	3,268,463	17,466
Jean C. Tempel	3,267,547	18,382

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/	Boy van Riel
Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 5, 2004