Form 10-Q
period 2004-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2004-11-12
CIK 91741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

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

As of November 5, 2004 – $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets— September 30, 2004 and December 31, 2003

Condensed consolidated statements of operations—Three and nine month periods ended September 30, 2004 and 2003

Condensed consolidated statements of cash flows—Nine month periods ended September 30, 2004 and 2003

Notes to condensed consolidated financial statements—September 30, 2004 and 2003

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition—September 30, 2004

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Internal Controls and Procedures

Part II. Other Information

Signature page

Exhibits 31.1, 31.2, 31.3	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer

Exhibit 32	18 U.S.C. Section 1350 Certification by Company Officers

Part I  -  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 (unaudited)  and  December 31, 2003

	(in thousands)
	September 30	December 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,321	$4,327
Restricted cash	2,037	—
Accounts and notes receivable:
Trade, less allowance of $249 ($221 at December 31, 2003) for doubtful accounts	6,187	7,844
Other, including current portion of long-term receivables and advances	610	494
Total accounts and notes receivable	6,797	8,338
Inventories	1,073	1,108
Prepaid expenses and other	2,253	2,509

Total current assets	17,481	16,282

Long-term receivables and advances	9,643	10,031

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	60,542	60,521
Furniture and equipment	45,334	42,428
Leasehold improvements	7,533	7,201
Projects in progress	—	60
	122,511	119,312

Less: accumulated depreciation and amortization	44,639	38,463
Net property and equipment	77,872	80,849

Other long-term assets	2,727	2,957
	$107,723	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 (unaudited)  and  December 31, 2003

	(in thousands)
	September 30	December 31
	2004	2003
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$3,403
Advance deposits	2,744	2,972
Federal, foreign and state income taxes	610	576
Accrued liabilities:
Salaries and wages	1,576	1,629
Rentals	4,460	5,025
Interest	1,643	297
Employee benefits	321	180
Other	1,338	1,851
Total accrued liabilities	9,338	8,982

Total current liabilities	15,551	15,933

Long-term debt	69,854	69,311

Deferred federal and state income taxes	5,091	5,091

Other non-current liabilities	5,575	3,918

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value: Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	18,823	23,037
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	11,652	15,866
	$107,723	$110,119

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Rooms	$10,172	$9,640	$38,321	$36,023
Food and beverage	5,327	5,249	18,845	18,269
Management, license and service fees	830	807	3,036	2,472
Parking, telephone and other	1,909	1,959	6,489	6,330
	18,238	17,655	66,691	63,094
Costs and expenses:
Costs and operating expenses	9,740	9,296	30,522	29,472
Advertising and promotion	1,895	1,633	5,576	5,339
Administrative and general	3,594	3,443	11,426	11,397
Human resources	412	347	1,145	1,118
Maintenance	1,432	1,435	4,204	4,532
Rentals	92	273	4,983	3,875
Property taxes	871	219	2,089	1,377
Depreciation and amortization	2,091	2,143	6,327	6,365
	20,127	18,789	66,272	63,475
Operating income (loss)	(1,889)	(1,134)	419	(381)

Other income (deductions):
Interest expense	(1,547)	(1,563)	(4,699)	(4,641)
Interest income	100	73	264	278
Foreign exchange gain (loss)	3	(6)	1	(24)
Gain on sales of assets	—	6	18	17
	(1,444)	(1,490)	(4,416)	(4,370)

Loss before income tax provision (benefit)	(3,333)	(2,624)	(3,997)	(4,751)
Income tax provision (benefit)	38	(820)	217	(1,335)
Net loss	(3,371)	(1,804)	(4,214)	(3,416)

Retained earnings at beginning of period	22,194	27,856	23,037	29,653
Cash dividends	—	—	—	(185)
Retained earnings at end of period	$18,823	$26,052	$18,823	$26,052

Net loss per share	$(0.91)	$(0.48)	$(1.14)	$(0.92)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2004	2003
Cash provided (used) by operating activities
Net loss	$(4,214)	$(3,416)
Items not (providing) requiring cash
Pension expense	1,682	1,100
Depreciation and amortization of property and equipment	6,327	6,365
Other amortization	68	68
Deferred federal and state income tax benefit	—	(1,651)
Gain on sales of assets	(18)	(17)
Deferred interest income	(167)	(149)
Deferred interest expense	1,893	—
Changes in assets and liabilities
Restricted cash	(2,037)	—
Accounts and notes receivable	1,560	(90)
Inventories	35	174
Prepaid expenses and other	256	596
Accounts payable	(516)	(775)
Advance deposits	(228)	(848)
Federal, foreign and state income taxes	34	153
Accrued liabilities	(1,019)	(2,598)
Cash provided (used) by operating activities	3,656	(1,088)

Cash provided (used) by investing activities
Net proceeds from sales of assets	18	81
Expenditures for property and equipment	(3,199)	(5,628)
New loans and advances	(548)	(2,506)
Payments received on long-term receivables and advances	1,094	257
Other investments	(27)	(1,135)
Cash used by investing activities	(2,662)	(8,931)

Cash provided (used) by financing activities
Net borrowings under lines of credit	—	350
Scheduled payments on long-term debt	—	(697)
Cash dividends paid	—	(370)
Cash used by financing activities	—	(717)

Net increase (decrease) in cash	994	(10,736)
Cash and cash equivalents at beginning of period	4,327	12,675
Cash and cash equivalents at end of period	$5,321	$1,939

Supplemental Information of Interest and Income Taxes Paid

Cash paid for interest in the 2004 and 2003 nine month periods was approximately $ 2,743,000 and $4,608,000, respectively.   Cash paid for income taxes for the first nine months of 2004 and 2003 was approximately $ 201,000 and $163,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

2.             Long-Term Receivables and Advances

	(in thousands)
	September 30, 2004	December 31, 2003
Sharm El Sheikh, Egypt (a)	$710	$678
Sonesta Hotel & Suites Coconut Grove (b)	5,274	5,483
Trump International Sonesta Beach Resort (c)	3,709	3,900
Other	278	275
Total long-term receivables	9,971	10,336
Less: current portion	328	305
Net long-term receivables	$9,643	$10,031

(a)                                  This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate (4.75% at September 30, 2004) and is adjusted semi-annually. The Company has agreed to loan the hotel’s owner an additional $300,000 in 2004 to help finance the construction of additional hotel facilities, of which $225,000 was funded at September 30, 2004.   Currently, the loan is being repaid with monthly payments of $23,800.   The maturity date is October 2007.

(b)                                 This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (5.50% at September 30, 2004).  No interest is being charged on the loan for pre-opening costs.  These loans are being repaid, the loan for pre-opening costs first, out of annual minimum return payments of $500,000 due to the owner of the hotel under the management agreement, and out of excess profits that would otherwise be available for distribution to the owner.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,397,000), and for working capital and the Company’s share of the losses of the resort from the opening on April 1, 2003 through September 30, 2004 ($1,312,000).   No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 line of credit, which expires December 31, 2004.  This line bears interest at the prime rate (4.75% at September 30, 2004).  The terms of the line require the bank’s approval for additional borrowings by the Company, restrict dividends, and require that no amounts are outstanding under the line during the two consecutive months of November and December.   No amounts were outstanding under this line of credit at September 30, 2004.

A subsidiary of the Company has a $3,000,000 line of credit, which expires on February 28, 2005.  The line is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty.   The terms of the line require a certain minimum level of income, a minimum net worth and a maximum defined debt to net worth ratio for Royal Sonesta Hotel New Orleans.   The interest rate is LIBOR plus 3% (4.8% at September 30, 2004), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line of credit at September 30, 2004.

Long-Term Debt

	(in thousands)
	September 30, 2004	December 31, 2003
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$40,547	$39,469
Sonesta Beach Resort Limited Partnership:
First mortgage note	30,657	29,842
Total long-term debt	71,204	69,311
Less current portion of accrued interest	1,350	—
Net long-term debt	$69,854	$69,311

The Company’s long-term debt is secured by first mortgages on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne properties, which are included in fixed assets at net book values of $20,711,000 and $ 39,780,000 at September 30, 2004, respectively.   Both loans are provided by the same lender, and are cross-collateralized.   The interest rate on the loans is 8.6% for the term of the loan, and both loans mature in July 2010.   Pre-payment of these loans is subject to early payment penalties, based on prevailing interest rates at the time of pre-payment. Combined monthly payments of principal and interest on both loans were $584,624 until December 2003, based on a 25 year amortization schedule of the principal balance.

Effective December 1, 2003, the Company and the lender restructured the mortgage loans for a four year period, as follows: starting at January 1, 2004, and through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting on January 1, 2007 and through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum.   Starting on January 1, 2008, payments will resume at the original amounts.   During the restructuring period, interest will continue to accrue at 8.6%, and unpaid interest will be added to the principal balance of the loans on December 1 of each year.   During each year of the restructuring, combined excess cash flow from the two hotels remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At September 30, 2004, the excess cash flow equaled $2,037,000, which amount is included in Restricted Cash on the Company’s balance sheet.   The total debt balance of $71,204,000 includes accrued interest in the amount of $2,107,000, of which the Company expects to pay $1,350,000 on December 1, 2004.

4.             Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Direct departmental costs
Rooms	$3,147	$3,082	$9,727	$9,628
Food and beverage	4,692	4,444	14,969	14,348
Heat, light and power	907	794	2,544	2,259
Other	994	976	3,282	3,237
	$9,740	$9,296	$30,522	$29,472

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

6.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Nine Months Ended Seotember 30
	2004	2003
Current federal income tax benefit	$—	$—
Current foreign income tax provision	159	126
Current state income tax provision	58	190
Deferred federal income tax benefit	—	(1,651)
	$217	$(1,335)

7.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and nine month periods ending September 30, 2004 and 2003 follows:

Three month period ended September 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$17,399	$839	$18,238
Operating income (loss) before depreciation and amortization expense	1,116	(914)	202
Depreciation and amortization	(1,926)	(165)	(2,091)
Interest income (expense), net	(1,537)	90	(1,447)
Other income	—	3	3
Segment pre-tax loss	(2,347)	(986)	(3,333)

Segment assets	84,460	23,263	107,723
Segment capital additions	1,268	32	1,300

Nine month period ended September 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$63,629	$3,062	$66,691
Operating income (loss) before depreciation and amortization expense	8,640	(1,894)	6,746
Depreciation and amortization	(5,832)	(495)	(6,327)
Interest income (expense), net	(4,670)	235	(4,435)
Other income	7	12	19
Segment pre-tax loss	(1,855)	(2,142)	(3,997)

Segment assets	84,460	23,263	107,723
Segment capital additions	2,960	239	3,199

Three month period ended September 30, 2003

	(in thousands)
	Owned &
	Leased	Management
	Hotels	Activities	Consolidated
Revenues	$16,842	$813	$17,655
Operating income (loss) before depreciation and amortization expense	1,702	(693)	1,009
Depreciation and amortization	(1,977)	(166)	(2,143)
Interest income (expense), net	(1,545)	55	(1,490)
Other income (deductions)	(6)	6	—
Segment pre-tax loss	(1,826)	(798)	(2,624)

Segment assets	88,331	21,380	109,711
Segment capital additions	2,503	106	2,609

Nine month period ended September 30, 2003

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated
Revenues	$60,597	$2,497	$63,094
Operating income (loss) before depreciation and amortization expense	8,506	(2,522)	5,984
Depreciation and amortization	(5,917)	(448)	(6,365)
Interest income (expense), net	(4,600)	237	(4,363)
Other income (deductions)	12	(19)	(7)
Segment pre-tax loss	(1,999)	(2,752)	(4,751)

Segment assets	88,331	21,380	109,711
Segment capital additions	5,362	266	5,628

8.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic losses per share (in thousands):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Numerator:
Loss from operations	$(3,371)	$(1,804)	$(4,214)	$(3,416)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net loss per share of common stock	$(0.91)	$(0.48)	$(1.14)	$(0.92)

9.       Pension Plan

The components of the Company’s net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	Nine months ended September 30
	2004	2003
Service cost	$1,214	$902
Interest cost	1,399	1,245
Expected return on assets	(1,194)	(1,160)
Amortization of prior service cost	67	66
Amortization of transition asset	(66)	(66)
Recognize actuarial loss	361	164
Total plan benefit cost	1,781	1,151
Less: amounts charged to hotels operated under management agreements	(99)	(51)
Net periodic benefit cost included in the consolidated statements of operations	$1,682	$1.100

The Company will not make a contribution to the Pension Plan during 2004.

The Company does not have any other post-retirement benefit plans.

10.          Legal Proceedings

A subsidiary of the Company, Sonesta Louisiana Hotels Corporation (“SLHC”), which operates Chateau Sonesta Hotel, in New Orleans (the “Hotel”), has been involved in an arbitration pursuant to the terms of the Amended and Restated Management Agreement between the owner of the hotel and SLHC (the “Management Agreement”).  The owner alleged that SLHC has failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) “use all reasonable efforts to operate the Hotel…in a manner that achieves a high level of guest satisfaction and profitability”, and (B) exercise all reasonable efforts to assure that Sonesta Hotels’ corporate services “are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis”. The position established by owner’s arbiter claimed damages of $2,952,000, whereas SLHC’s arbiter had established that no more than $268,000 in damages should be awarded.  A decision was rendered by a third arbiter selected by the parties in favor of SLHC on May 11, 2004.  The Company had previously provided for the damages of $268,000 in its statement of financial position (which were paid during the 2004 second quarter), as well as for the legal and consulting fees related to this arbitration.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 2004 COMPARED TO 2003

During the first nine months of 2004, the Company recorded a loss before taxes of $3,997,000, compared to a loss before taxes of $4,751,000 during the first nine months of 2003.  Increases in income from Sonesta Beach Resort Key Biscayne, Royal Sonesta Hotel Boston (Cambridge), and from management activities, exceeded decreased income from Royal Sonesta Hotel New Orleans.   The decrease in income at Royal Sonesta New Orleans was entirely due to higher rent expense due under the lease under which the Company operates the Hotel.  Generally, business continued to improve.  A detailed analysis of revenues and income by location follows.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2004	2003
Sonesta Beach Resort Key Biscayne	300	$21,380	$20,159
Royal Sonesta Hotel Boston (Cambridge)	400	17,269	15,876
Royal Sonesta Hotel New Orleans	500	24,981	24,562
Management and service fees and other revenues		3,061	2,497
Total revenues		$66,691	$63,094

Total revenues for the first nine months of 2004 were $66,691,000 compared to $63,094,000 in 2003, an increase of approximately $3,597,000.

Sonesta Beach Resort Key Biscayne reported a 6% increase in revenues during the first nine months of 2004 compared to 2003.  Of the total revenue increase of $1,221,000, $635,000 was due to increased room revenues.  The room revenue per available room (REVPAR) increased by 6%, due to an increase in occupancy levels.  Revenues from other sources, including food and beverage, increased by $586,000, due to the higher occupancy during 2004.  Increased demand from primarily the transient market segment contributed to the increase in revenues.  Royal Sonesta Hotel Boston (Cambridge) reported a $1,393,000 increase in revenues, or 9%, during the first nine months of 2004 compared to the previous year.  This increase in revenues was almost entirely due to improved results achieved during the third quarter of 2004.  Of the increase in revenues, $1,083,000 was due to increased room revenues, and $310,000 was due to increases in other revenues, primarily from food and beverage.  During the first nine months of 2004, the hotel reported an 11% increase in REVPAR, due to both higher occupancies as well as higher average room rates achieved.  Increases in business were primarily from the group and convention market segment.  Royal Sonesta Hotel New Orleans recorded revenues of $24,981,000 during the first nine months of 2004, compared to $24,562,000 during the first nine months of 2003, an increase of $419,000.  The slight increase in revenues was entirely due to an increase in room revenues because of a 4% increase in REVPAR.  Increases in average room rate achieved offset a slight decrease in occupancy levels. Revenues from management activities increased from $2,497,000 in the first nine months of 2003 to $3,061,000 during the first nine months of 2004, an increase of $564,000.  This increase was entirely due to increased management income of $606,000 from the Company’s managed hotels in Egypt.  Leisure travel to Egypt, primarily from Europe, continued to improve during 2004 compared to last year.  Decreased management income from Sonesta Beach Hotel Bermuda, which management agreement terminated on June 1, 2004, were offset by increased income from Chateau Sonesta Hotel New Orleans.  The Company expects to receive an incentive fee from Chateau Sonesta during 2004, because of higher profit levels achieved by the hotel.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2004	2003
Sonesta Beach Resort Key Biscayne	$968	$343
Royal Sonesta Hotel Boston (Cambridge)	974	54
Royal Sonesta Hotel New Orleans	866	2,192
Operating income from hotels after management and service fees	2,808	2,589
Management activities and other	(2,389)	(2,970)
Operating income (loss)	$419	$(381)

Operating income for the nine-month period ended September 30, 2004 was $419,000, compared to an operating loss of $381,000 in the same period in 2003, an increase of approximately $800,000.

Sonesta Beach Resort Key Biscayne reported operating income during the first nine months of 2004 of $968,000 compared to $343,000 in the same period last year, an increase of $625,000.  Revenues increased by $1,221,000, and expenses increased by $596,000 compared to 2004, representing a 3% increase in total operating expenses.  This increase was primarily due to higher cost and operating expenses and real estate tax, partially offset by lower administrative and general, maintenance and depreciation expense.  Operating income during the first nine months of 2004 at Royal Sonesta Hotel Boston (Cambridge) was $974,000, compared to operating income of $54,000 during the first nine months of 2003, an increase of $920,000.  Total revenues during the 2004 period increased by $1,393,000, and total expenses increased by $473,000.  The $473,000 increase in expenses, representing a 3% increase, was primarily due to higher cost and operating expenses because of increased occupancy and increases in food and beverage revenues.  Operating income at Royal Sonesta Hotel New Orleans decreased from $2,192,000 during the first nine months of 2003 to $866,000 during the first nine months of 2004, despite an increase in revenues in 2004 of $419,000.  Total expenses in 2004 increased by $1,745,000, which was for the most part due to an increase of $1,174,000 in rent expense.  Of this increase in rent, $1,158,000 is due to the fact that the hotel’s 2004 capital expenditures will be sharply lower compared to capital expenditures in 2003, as the hotel has completed the majority of its renovation programs.  Since capital expenditures are deducted from profits for purposes of calculating rent due under the lease for the hotel, rent expense actually increases when the hotel’s capital expenditures decrease.  The remaining increase in expenses of $571,000 compared to 2003 was primarily due to higher cost and operating expenses and real estate taxes.  Operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $581,000, from $2,970,000 during the first nine months of 2003 to $2,389,000 during the first nine months of 2004.  Revenues from management activities increased by $564,000, and expenses related to theses activities decreased by $17,000.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $58,000 in the first nine months of 2004 compared to 2003 due to expenses incurred related to the restructuring of the Company’s mortgage debt on Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne (see also Note 3—Borrowing Arrangements).

THIRD QUARTER 2004 COMPARED TO 2003

The third quarter of 2004 saw a successful rebound in business at Royal Sonesta Hotel Boston (Cambridge) compared to a year ago, as business travel and group business continued to improve.  Third quarter revenues and profits at Sonesta Beach Resort Key Biscayne and Royal Sonesta Hotel New Orleans declined compared to 2003.  This was due to revenue losses resulting from near misses by hurricanes in both Miami and New Orleans.  Even though the hotels did not suffer any damages, revenues declined due to cancellations, and, in the case of Key Biscayne, due to a mandated closure of the hotel over Labor Day weekend.  A detailed review of revenues and expenses follows.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2004	2003
Sonesta Beach Resort Key Biscayne	300	$4,569	$4,705
Royal Sonesta Hotel Boston (Cambridge)	400	7,050	5,782
Royal Sonesta Hotel New Orleans	500	5,781	6,355
Management and service fees and other revenues		838	813
Total revenues		$18,238	$17,655

Total revenues for the three month period ended September 30, 2004 were $18,238,000 compared to $17,655,000 in 2003, an increase of approximately $583,000.

Revenues during the third quarter of 2004 at Sonesta Beach Resort Key Biscayne declined by $136,000 compared to the 2003 third quarter.  Increases in revenues during the months of July and August were offset by a revenue loss of approximately $400,000 during September 2004 as a result of a mandatory closure of the hotel over the Labor Day weekend due to imminent hurricane danger.  The hotel never suffered any physical damage.  Royal Sonesta Hotel Boston (Cambridge) had an excellent 2004 third quarter. Revenues increased from $5,782,000 during the third quarter of 2003 to $7,050,000 during the 2004 third quarter, an increase of $1,268,000, or 22%.  Room revenues increased by $949,000 due to a 27% increase in the room revenue per available room (“REVPAR”).  This resulted from an increase in occupancy during the third quarter of 2004 of 10 percentage points compared to the 2003 quarter, and an increase in average rate of 11%.  Food and beverage revenues and revenues from other sources increased by $319,000 compared to 2003 due to the higher occupancy levels.  The increase in revenues in the third quarter of 2004 was entirely due to increased group and convention business.   Royal Sonesta Hotel New Orleans had a disappointing third quarter, and saw revenues decline by $574,000 from $6,355,000 in the third quarter of 2003 to $5,781,000 during the 2004 third quarter.  Room revenues declined by $335,000 due to an 8% decrease in the hotel’s REVPAR, resulting from lower occupancy levels.  Food and beverage revenues and revenues from other sources decreased by $239,000.  Hurricane activity during the month of September resulted in cancellation of a large citywide convention, which attributed approximately $350,000 toward the decline in revenues.  No damage was sustained at the hotel.  Revenues from management activities increased slightly from $813,000 in the first nine months of 2003 to $838,000 in the first nine months of 2004.  Increases in management income from the Company’s operations in Egypt were partially offset by the loss of management income from Sonesta Beach Resort Bermuda, which management agreement terminated on June 1, 2004.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2004	2003
Sonesta Beach Resort Key Biscayne	$(1,791)	$(1,152)
Royal Sonesta Hotel Boston (Cambridge)	1,210	483
Royal Sonesta Hotel New Orleans	(229)	394
Operating loss from hotels after management and service fees	(810)	(275)
Management activities and other	(1,079)	(859)
Operating loss	$(1,889)	$(1,134)

Operating loss for the three-month period ended September 30, 2004 was $1,889,000, compared to an operating loss of $1,134,000 in the three-month period ended September 30, 2003, an increase of approximately $755,000.

Sonesta Beach Resort Key Biscayne reported a operating loss of $1,791,000 during the 2004 third quarter, compared to operating losses of $1,152,000 during the 2003 third quarter, an increase of $639,000.  Revenues decreased by $136,000 during the 2004 quarter, and expenses increased by $503,000 compared to 2003.  This expense increase was primarily due to increased real estate tax expense.  During the 2004 third quarter, the Company agreed on a valuation for both 2003 and 2004, which resulted in a higher tax expense than amounts provided for previously.  In addition, the hotel recorded a credit for a refund received for the year 2002 during the 2003 third quarter.  Royal Sonesta Hotel Boston (Cambridge) increased its third quarter operating income from $483,000 in 2003 to $1,210,000 in the 2004 third quarter.  Revenue increases of $1,268,000 were partially offset by increases in expenses of $541,000.  The majority of the expense increase related to increased cost and operating expenses due to higher occupancies and higher food and beverage revenues achieved during the 2004 third quarter, and due to higher advertising and other overhead expenses.  Operating losses at Royal Sonesta Hotel New Orleans during the 2004 third quarter were $229,000, compared to operating income during the 2003 third quarter of $394,000, a $623,000 decrease.  Revenues decreased by $574,000 during the 2004 third quarter compared to last year, and expenses increased by $49,000.  Operating losses from management activities increased from $859,000 in the 2003 third quarter to $1,079,000 during the 2004 third quarter, an increase of $220,000.  A slight revenue increase of $25,000 was offset by increased expenses of $245,000.  Corporate costs during the 2004 third quarter increased primarily due to increased pension and health benefit costs, and an increase in corporate sales expenses.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a tax expense of $217,000 during the first nine months of 2004 despite the $3,997,000 pre-tax loss, primarily because of foreign taxes provided on the Company’s management income from Egypt, and because of state taxes provided on the Company’s income from Royal Sonesta Hotel New Orleans.    A valuation allowance was recorded against the 2004 federal income tax benefit because it is uncertain when the Company will realize future benefit for the losses incurred during 2004.  During the first nine months of 2003, the Company did record a federal income tax benefit of $1,651,000 because of losses incurred during the same period however, a valuation allowance was recorded during the fourth quarter of 2003, because of the uncertainty when the Company will realize future benefits of these 2003 losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5,321,000 at September 30, 2004.   In addition, the Company has $5,000,000 available under two credit lines.  Despite the losses incurred during the first nine months of 2004, which are in large part due to high depreciation expenses, the Company reported a positive cash flow, which it expects to continue for the remainder of 2004 and into 2005.  Company management therefore believes these cash resources, and the available credit lines, will be adequate to meet its cash requirements for 2004 and for the foreseeable future.

In September 2004, the Company exercised its option to purchase the Trump International Sonesta Beach Resort in Sunny Isles, Florida.  Currently, this hotel is operated under a management agreement.  Under the terms of its purchase option, the Seller will finance 100% of the purchase price by means of a non-recourse mortgage loan.  Details concerning this transaction, including a copy of the option agreement, were filed by the Company on September 27, 2004 on Form 8-K.  Even though the option agreement provides for a closing of this transaction within 60 days, the Company and the Seller have agreed to postpone the closing date until January 2004.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of its properties.    The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2004.   This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate	$1,350	$—	$—	$—	$1,449	$68,405	$71,204	$73,903
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2004.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By: /S/	Boy van Riel
Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as
Principal Financial Officer)

Date: November 11, 2004