Form 10-K
period 2004-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2005-03-31
CIK 91741

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-5648107 (I.R.S. Employer Identification No.)
116 Huntington Avenue, Boston, Massachusetts (Address of principal executive offices)	02116 (Zip Code)
Registrant's telephone number, including area code: (617) 421-5400
Securities to be registered pursuant to Section 12 (b) of the Act:
NONE (Title of Class)
Securities to be registered pursuant to Section 12 (g) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock $ .80 par value per share	NASDAQ

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2004 was $5,707,216.

        The number of shares outstanding of the registrant's common stock as of the close of business on March 18, 2005 was 3,698,230.

        Documents incorporated by reference

        1.     Portions of the annual report to shareholders for the year ended December 31, 2004 are incorporated by reference into Parts I and II.

        2.     Portions of the proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III.

        An Index to Exhibits appears on pages 14 through 20 of this Form 10-K.

PART I

Item 1. Business

        (a)   General Development of Business. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; and New Orleans, Louisiana. It also operates, under management agreements, hotels in Southampton, Bermuda (until June 1, 2004); New Orleans, Louisiana; Coconut Grove, Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Orlando, Florida; St. Lucia, B.W.I., and Hammamat Pharoun and Ras Sedr, Egypt. In addition, the Company has franchise agreements for hotels in St. Maarten, Brazil, Peru and Italy, and currently licenses seven (7) hotels in Peru, and three (3) hotels (four (4) until the end of December 2004), including a 10th century castle, in Tuscany, Italy. A licensed property in Sao Paulo, Brazil, opened in December 2004, and a licensed hotel was added in St. Maarten in July 2004. In general, business levels improved during 2004. All three owned and leased hotels experienced increased revenues in 2004 compared to 2003. In addition, income from management activities increased in 2004 over 2003.

        (b)   Financial Information About Segments.    This information is incorporated by reference from Note 8 to the Company's consolidated financial statements (pages 21 and 22 of the 2004 Annual Report to Shareholders) for information concerning the segment(s) in which the Company operates.

        (c)   Narrative Description of Business. The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2004, the Company made such capital expenditures totaling approximately $10,578,000.

        The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

        The Company has approximately 1,430 employees. The Company considers its relations with its employees to be satisfactory.

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

        The following table reflects total revenues, annual occupancy percentages, average room rates and revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2004, 2003, and 2002. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

HOTEL		NUMBER OF ROOMS	YEAR BUILT OR ACQUIRED	TOTAL REVENUES (in thousands)
				2004	2003	2002
Sonesta Beach Resort Key Biscayne	Owned	300	1998	$28,170	$26,587	$25,477
Royal Sonesta Hotel Boston (Cambridge)	Owned	400	1963/1984	23,279	21,622	25,500
Royal Sonesta Hotel New Orleans	Leased	500	1969	34,051	33,210	34,954

	AVERAGE OCCUPANCY PERCENTAGE			AVERAGE DAILY RATE
HOTEL
	2004	2003	2002	2004	2003	2002
Sonesta Beach Resort Key Biscayne	69.5%	66.8%	64.0%	$196	$194	$194
Royal Sonesta Hotel Boston (Cambridge)	64.8%	62.0%	68.7%	149	141	160
Royal Sonesta Hotel New Orleans	76.9%	79.2%	78.8%	165	155	167

	"REVPAR"
HOTEL
	2004	2003	2002
Sonesta Beach Resort Key Biscayne	$136	$130	$124
Royal Sonesta Hotel Boston (Cambridge)	96	87	110
Royal Sonesta Hotel New Orleans	127	123	132

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

        For revenues by types of services provided for the three years ended December 31, 2004, reference is made to the Consolidated Statements of Operations which appear on page 11 of the 2004 Annual Report to Shareholders.

        (d)   Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 8 on page 22 of the 2004 Annual Report to Shareholders.

        (e)   Executive Officers of the Company.

Name	Present Position	Age	Employment History 2000 to Present
Roger P. Sonnabend	Executive Chairman of the Board	79	Chairman and Chief Executive Officer until December 2003
Peter J. Sonnabend	Chief Executive Officer and Vice Chairman	51	Vice Chairman and Vice President until December 2003, Secretary until May 2003
Stephanie Sonnabend	Chief Executive Officer and President	52	President until December 2003
Paul Sonnabend	Chairman of the Executive Committee and Executive Vice President	77	Chairman of the Executive Committee and Chief Financial Officer until December 2003

Stephen Sonnabend	Senior Vice President	73	Senior Vice President
Boy van Riel	Vice President and Treasurer	46	Vice President and Treasurer
Carol Beggs	Vice President, Technology	44	Vice President, Technology
Felix Madera	Vice President, International	56	Vice President, International
Kathy Rowe	Senior Vice President	46	Vice President, Food and Beverage until December 2003
Jacqueline Sonnabend	Executive Vice President	50	Executive Vice President
Hans U. Wandfluh	Vice President	70	Vice President; also President and General Manager, Royal Sonesta Hotel, New Orleans, Louisiana
Alan M. Sonnabend	Vice President, Development	47	Vice President and General Manager, Sonesta Beach Resort Key Biscayne, until May 2002; Vice President and General Manager, Trump International Sonesta Beach Resort, until October 2004

Item 2. Properties

        The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

        The Company has fee ownership in two hotels: Royal Sonesta Hotel, Boston (Cambridge), Massachusetts and Sonesta Beach Resort, Key Biscayne, Florida. Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the registrant which appears on pages 18 and 19 of the Company's 2004 Annual Report to Shareholders, for details of the mortgage liens on the Boston (Cambridge), Massachusetts property and the Key Biscayne, Florida property.

        The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its third remaining ten-year extension option. As of March 14, 2005, The Company has exercised options through September 30, 2014.

        The Company also operates under management agreements hotels in Southampton, Bermuda (until June 1, 2004); Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida; New Orleans, Louisiana; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has granted licenses for the use of its name to seven (7) hotels in Peru, and three (3) hotels, including a 10th century castle, in Tuscany, Italy. The Company granted a license to a hotel in St. Maarten, commencing July 2004, and to a hotel that opened in Sao Paulo, Brazil, in December 2004.

        In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116. That lease commenced May 1, 2002, and has a 10-year term.

Item 3. Legal Proceedings

Chateau Sonesta Hotel New Orleans

        A subsidiary of the Company, Sonesta Louisiana Hotels Corporation ("SLHC"), which operates Chateau Sonesta Hotel, in New Orleans (the "Hotel"), was involved in an arbitration pursuant to the terms of the Management Agreement between the owner of the Hotel and SLHC. The owner alleged that SLHC failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) "use all reasonable efforts to operate the Hotel...in a manner that achieves a high level of guest satisfaction and profitability", and (B) exercise all reasonable efforts to assure that Sonesta Hotels' corporate services "are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis". The position established by owner's arbiter claimed damages of $2,952,000, and SLHC's arbiter maintained that no more than $268,000 in damages should be awarded. In May 2004, a decision was rendered in favor of SLHC by a third arbiter selected by the parties. The Company recorded expenses of $281,000 and $847,000 in 2004 and 2003, respectively, related to the award for damages of $268,000, as well as its share of the costs of the arbitration, and the Company's legal and consulting fees.

Trump International Sonesta Beach Resort Sunny Isles

        Sonesta Hotels of Florida, Inc. ("SHF"), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the "Hotel"), under a Management Agreement with the Hotel's owner, Sunny Isles Luxury Ventures L.C. ("SILV"). The Hotel opened for business in April 2003. The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. Included in the Management Agreement is an option to purchase the Hotel's non-guestroom areas (the "Hotel Lot"). The purchase price is twenty million dollars ($20,000,000.00), which is 100% financed by SILV by means of a non-recourse, 25 year loan secured by a mortgage on the Hotel Lot. The Company exercised its purchase option in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV has taken the position that it will not close on this transaction. The Company believes SILV has no basis to delay the closing date, and has filed a complaint with the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. Because of this, the closing date will be postponed pending either a ruling compelling SILV to close or the parties otherwise agreeing to close. In the meantime, the Company continues management of the Hotel as usual. Since payments on the mortgage loan following the closing are the same as the payments of minimum owner's return and additional owner's return under the Management Agreement, there is no effect on the Company's cash flow from operations as a result of this delay on closing the transaction. The delay in closing this transaction postpones the repayment to the Company of the approximately $2,397,000.00 it advanced for the Hotel's pre-opening expenses.

        In addition, SILV and the Company agreed to resolve in a binding arbitration issues related to whether or not certain non-guestroom area furniture, fixtures and equipment ("FF&E") falls within the Company's obligation to fund "Excess FF&E" under the Management Agreement, and SILV's contention that Sonesta has spent excessive amounts on pre-opening expenses. The arbitration proceedings were completed during the week ending February 11th, 2005, and a decision will be rendered by the arbiter within 45 days following the proceedings. The Company maintains that the $2,397,000 it advanced for pre-opening expenses was appropriate, and in line with industry norms, and expects that its position will prevail. With regards to the FF&E issue, SILV has claimed that certain construction items were part of FF&E, and that Sonesta also committed to fund certain FF&E for the guestrooms, which the Company believes, based on the management agreement, was SILV's responsibility. The Company has recorded an investment of $2,000,000 for Excess FF&E, of which

$1,728,000 was funded at December 31, 2004. SILV contends that an additional $1,382,000 should be considered Sonesta's responsibility, which the Company disputes.

        The Company is also from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        During a special meeting of shareholders, on November 9, 2004, shareholders voted to amend the Company's Certificate of Incorporation and to amend the Company's By-laws as follows:

  1.
  Proposal to amend the Company's Restated Certificate of Incorporation to comply with the rules and regulations of the Securities and Exchange Commission and NASDAQ, including eliminating portions of Article SEVENTH which include a requirement for annual stockholder election of the Company's auditors:

VOTES CAST

For	Against	Abstain
1,771,196	177,083	7,288
  2.
  Proposal to amend the Company's By-laws to comply with the rules and regulations of the Securities and Exchange Commission and NASDAQ, including eliminating Article X which includes the manner of selection of the Company's auditors and a requirement for annual stockholder election of the Company's auditors:

VOTES CAST

For	Against	Abstain
1,771,074	177,083	7,410

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2004 Annual Report to Shareholders.

        A dividend of $.10 per share was declared on the Company's stock in December 2002, but was paid in January 2003. A dividend of $.05 was paid in July 2003; no dividend has been declared or paid on the Company's stock since July 2003. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 14 of the 2004 Annual Report to Shareholders.

Item 6. Selected Financial Data

        Selected Financial Data, which appears on page 2 of the 2004 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The remainder of the information required by Item 7 is incorporated by reference from pages 3 through 9 of the 2004 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        This information is incorporated by reference from page 8 of the 2004 Annual Report to Shareholders.

Item 8. Consolidated Financial Statements and Supplementary Data

        The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Vitale, Caturano & Company, Ltd. dated March 15, 2005 are incorporated herein by reference from the 2004 Annual Report to Shareholders.

        Selected Quarterly Financial Data, on page 9 of the 2004 Annual Report to Shareholders, is incorporated by reference.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

        Effective November 15, 2004, the Company's Audit Committee dismissed Ernst & Young LLP as its independent auditor. Effective the same date, Vitale, Caturano & Company, Ltd. was engaged as the new independent auditor.

        There were no disagreements with auditors on accounting principles or practices or financial statement disclosures in 2004.

Item 9A. Controls and Procedures

        As of December 31, 2004, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company's disclosure controls and procedures are effective, as of December 31, 2004.

        There have been no significant changes in the Company's internal controls regarding financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

        A.    Directors of the Company and Compliance with Section 16 (a)

        The information required by this item is incorporated herein by reference from the proxy statement for the 2005 Annual Meeting of Stockholders, which will be held on May 16, 2005.

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

Item 11. Executive Compensation

        The information required by this Item 11 is incorporated herein by reference from the Company's proxy statement for the 2005 Annual Meeting of Stockholders, which will be held on May 16, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The remainder of the information required by this Item 12 is incorporated by reference from the Company's proxy statement for the 2005 Annual Meeting of Stockholders, which will be held on May 16, 2005.

        The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be held on May 16, 2005.

Item 14. Principal Accountant Fees and Services.

        Auditors.    Ernst & Young LLP served as the Company's independent auditors until November 15, 2004. Effective the same date, the Company's Audit Committee appointed Vitale, Caturano & Company, Ltd. as the new independent auditors. A representative of Vitale, Caturano & Company Ltd. is expected to be present at our annual meeting, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

        The fees for services provided by Ernst & Young LLP and Vitale, Caturano & Company, Ltd. to us in the last two fiscal years were as follows:

	FY 2003	FY 2004
Audit Fees	$165,650	$132,000
Audit-Related Fees	13,000	18,000
Tax Fees	—	—

Subtotal	178,650	150,000
All Other Fees	—	—

Total Fees	$178,650	$150,000

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

        Since May 6, 2003, the date when SEC rules relating to approval of services by auditors became effective, all services for which the Company engaged the auditors were approved by the Audit Committee. The total fees the Company paid to Ernst & Young LLP for services in 2003 and 2004, and to Vitale, Caturano & Company, Ltd. for 2004, are set forth above.

        The Company's Audit Committee approved the engagement of Ernst & Young LLP to provide these audit related services (which include the 2003 annual audits of the Company's Pension Plan and 401-K Plan) because it determined that Ernst & Young LLP's providing these services would not compromise its independence and that its familiarity with the Company's record keeping and accounting systems would permit it to provide these services with equal or higher quality, quicker and at a similar cost than the Company could obtain these services from other providers.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2004 Annual Report to Shareholders.
	2.	Financial Statement Schedules: The schedule listed in the accompanying Index to Consolidated Financial Statements is incorporated by reference from the 2004 Annual Report to Shareholders.
	3.	Exhibits: The exhibits listed on the accompanying Index to Exhibits are incorporated by reference from the 2004 Annual Report to Shareholders.
(b)
	Reports on Form 8-K filed during the last quarter of 2004: The Company filed a report on Form 8-K on November 16, 2004 related to the dismissal of Ernst & Young LLP as its independent auditors, and the appointment of Vitale, Caturano & Company, Ltd. as its new independent auditor.

SONESTA INTERNATIONAL HOTELS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Item 15 (a) (1) and (2)	References (Page)

		Form 10-K	2004 Annual Report to shareholders*
Consolidated Balance Sheets at December 31, 2004 and 2003			12 and 13
For the years ended December 31, 2004, 2003, and 2002:
	Consolidated Statements of Operations		11
	Consolidated Statements of Stockholders' Equity		14
	Consolidated Statements of Cash Flows		15
	Notes to Consolidated Financial Statements		16
Consolidated Financial Statement Schedule for the year ended December 31, 2004
II.	Consolidated Valuation and Qualifying Accounts	13

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*
Incorporated by Reference

SONESTA INTERNATIONAL HOTELS CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2004

	Balance Beginning Of Year	Amounts Charged To Income	Amounts Written Off	Balance End of Year
Year Ended December 31, 2002
Allowance for doubtful accounts	$259,540	$12,395	$30,692	$241,243

Year Ended December 31, 2003
Allowance for doubtful accounts	$241,243	$(14,263)	$5,956	$221,024

Year Ended December 31, 2004
Allowance for doubtful accounts	$221,024	$2,289	$11,366	$211,947

SONESTA INTERNATIONAL HOTELS CORPORATION

INDEX TO EXHIBITS

NUMBER	DESCRIPTION	PAGE NOS.
3.1	Certificate of Incorporation as amended to date. (Filed herewith)	23-41
3.2	Company By-laws, as amended to date. (Filed herewith)	42-57
10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001.(14)
10.2	Purchase and Sale Agreement, between Sonesta Hotels of Anguilla, Limited, and Flag Luxury Properties (Anguilla), LLC, dated July 26, 2002.(14)
10.3(a)
	Second Amendment to the 2002 Royal Sonesta Loan Agreement, dated December 31, 2004, by and between Royal Sonesta, Inc. ("Royal Sonesta"), Sonesta International Hotels Corporation ("Sonesta"), and Hibernia National Bank ("Hibernia"). (Filed herewith)	58-60
10.3(b)	First Amendment to the 2002 Royal Sonesta Loan Agreement, dated effective March 15, 2004, by and between Royal Sonesta, Sonesta and Hibernia.(15)
10.3(c)	Loan Agreement dated effective April 1, 2002, by and between Royal Sonesta, Sonesta and Hibernia.(14)
10.3(d)	Promissory Note dated effective April 1, 2002 by Royal Sonesta in favor of Hibernia in the amount of $5,000,000.00.(14)
10.3(e)	Multiple Indebtedness Mortgage by Royal Sonesta in favor of Hibernia, dated March 28, 2002, effective April 1, 2002, in the amount of $50,000,000.00.(14)
10.3(f)	Continuing Guaranty, effective April 1, 2002, by Sonesta in favor of Hibernia.(14)
10.4(a)	Management Agreement, between Sonesta Coconut Grove, Inc. ("SCG"), and Mutiny on the Park, Ltd. ("Mutiny"), dated December 22, 2000.(13)
10.4(b)	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001.(13)
10.4(c)	Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin Borkowsky ("Dunin"), dated December 22,2000.(13)
10.4(d)	Promissory Note ($1,000,000) in favor of SCG, dated December 22, 2000.(13)
10.4(e)	Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000.(13)
10.4(f)	Collateral Pledge and Escrow Agreement ($1,000,000) dated December 22, 2000.(13)
10.4(g)	Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22, 2000.(13)
10.5(a)	Unsecured demand line of credit agreement, dated December 31, 2004, between Citizens Bank of Massachusetts ("Citizens") and Sonesta International Hotels Corporation ("Sonesta"). (Filed herewith)	61-63

10.5(b)	Fifth Allonge to $2,000,000 Commercial Promissory Note dated September 29, 2000 (the "Note"), dated December 31, 2004, between Sonesta and Citizens, acknowledging that the Note is payable on demand. (Filed herewith)	64
10.5(c)	Commercial Promissory Note ($2,000,000) from Sonesta to Citizens, dated September 29, 2000.(12)
10.6(a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica, Charterhouse of Cambridge Trust ("Trust") and Sonesta of Massachusetts, Inc. ("Sonesta Mass").(15)
10.6(b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement dated as of March 24, 2004, between SunAmerica, Trust and Sonesta Mass.(15)
10.6(c)	Amended and Restated Promissory Note ($41,000,000), dated May 30, 2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life Insurance Company ("SunAmerica").(12)
10.6(d)	Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica.(12)
10.6(e)
Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation ("Sonesta"), and SunAmerica.(12)
10.6(f)	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, "Escrow Agent".(12)
10.7(a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica and Sonesta Beach Resort Limited Partnership ("Partnership").(15)
10.7(b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement dated as of March 24, 2004, between SunAmerica and Partnership.(15)
10.7(c)	Consolidated and Renewed Promissory Note ($31,000,000), dated May 30, 2000, from Partnership to SunAmerica.(12)
10.7(d)
Consolidated, Amended and Restated Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica.(12)
10.7(e)	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica.(12)
10.7(f)	Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta and SunAmerica.(12)
10.7(g)	Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the Partnership and SunAmerica.(12)
10.7(h)	Environmental Indemnity Agreement, dated as of May 30, 2000, between the Partnership, Sonesta and SunAmerica.(12)

10.8(a)
Fifth Amendment to Loan Agreement, dated January 1, 2004, providing for an additional $300,000 loan to Masters of Tourism for "New Employee Housing" to the two hotels in Sharm El Sheikh: Sonesta Beach and Sonesta Club.(15)
10.8(b)	Promissory Note ($1,116,853), from Masters of Tourism to Sonesta International Hotels Limited ("SIHL"), dated July 1, 2002.(14)
10.8(c)	Fourth Amendment to Loan Agreement, dated July 1, 2002, providing for an additional $500,000 loan to Masters of Tourism for "Essential New Facilities".(14)
10.8(d)	Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of Tourism and SIHL.(8)
10.8(e)	(Personal) Guaranty of Hisham Aly, dated as of December 18, 1996.(8)
10.8(f)	Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2) outstanding loan balances).(8)
10.8(g)	Amendment to Loan Agreement, dated April 29, 1997, between Masters of Tourism and SIHL.(9)
10.8(h)	(Personal) Guaranty of Hisham Aly, dated as of April 29, 1997.(9)
10.8(i)	Second Amendment to Loan Agreement, dated September 15, 1998, between Masters of Tourism and SIHL.(10)
10.8(j)	Third Amendment to Loan Agreement, dated January 1, 2000, between Masters of Tourism and SIHL.(11)
10.9	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation.(14)
10.10(a)	Extension of Lease by Royal Sonesta, Inc., dated August 6, 1993.(6)
10.10 (b)	Agreement, dated September 9, 1993, between Royal Sonesta, Inc. and Aetna Life Insurance Company.(6)
10.11(a)	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant".(1)
10.11(b)	Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation.(2)
10.11(c)	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc.(3)
10.11(d)	Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal Sonesta, Inc.(4)
10.12(a)
Restated Employment Agreement, dated January 1, 1992, between the Registrant and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (5) (Management contract under Item 601 (10)(iii)(A))
10.12(b)
Restated Employment Agreement, dated January 1, 1992, between the Registrant and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (5) (Management contract under Item 601 (10)(iii)(A) ).

10.12(c)
	Restated Employment Agreement, dated January 1, 1992, between the Registrant and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (5) (Management contract under Item 601 (10)(iii)(A) ).
10.13(a)
	Loan Agreement, dated January 8, 2004, between Sonesta International Hotels Limited ("SIHL"), as Lender, and Mamdouh & Basem Philipco ("MBP"), as Borrower,regarding a U.S. $300,000 loan to assist in the reconfiguration and renovation of portions of Sonesta St. George Hotel, in Luxor, Egypt (the "Hotel"). (Filed herewith)	65-66
10.13(b)	Promissory Note (U.S. $300,000) from MBP to SIHL, dated January 8, 2004, to be repaid on or before October 1, 2004. (Filed herewith)	67
10.13(c)	Loan Agreement, dated October 8, 2004, between SIHL, as Lender, and MBP, as Borrower, regarding a U.S. $500,000 loan to assist in financing improvements to the Hotel. (Filed herewith)	68-69
10.13(d)	Promissory Note (U.S. $500,000) from MBP to SIHL, dated October 15, 2004, to be repaid on or before November 1, 2005. (Filed herewith)	70
10.14(a)
	Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (Filed herewith)	71-194
10.14(b)	First Amendment to partnership agreement of SBR—Fortune Associates, LLLP, dated as of January 17, 2005. (Filed herewith)	195-198
10.14(c)	Second Amendment to partnership agreement of SBR—Fortune Associates, LLLP, dated as of January 17, 2005. (Filed herewith)	199-203
13	Annual Report to Security Holders for the calendar year ended December 31, 2004.	204-227
21	Subsidiaries of the Registrant.	228
22	Consent of Vitale, Caturano & Company, Ltd. (Filed herewith)	229-230
23	Report of Ernst and Young LLP. (Filed herewith)	231
31	31(a) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)	232
	31(b) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)	233
	31(c) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)	234
32	32 Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Filed herewith)	235

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
(15)
Incorporated by reference to the Company's 2003 Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION (Registrant)
By:	/s/ Boy van Riel Boy van Riel Vice President and Treasurer, Principal Financial and Accounting Officer	Date: March 28, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roger P. Sonnabend Roger P. Sonnabend Executive Chairman of the Board	Date: March 28, 2005
By:	/s/ Boy van Riel Boy van Riel Vice President and Treasurer, Principal Financial and Accounting Officer	Date: March 28, 2005
By:	/s/ Paul Sonnabend Paul Sonnabend Director	Date: March 28, 2005
By:	/s/ Peter J. Sonnabend Peter J. Sonnabend Director	Date: March 28, 2005
By:	/s/ Stephanie Sonnabend Stephanie Sonnabend Director	Date: March 28, 2005
By:	/s/ George S. Abrams George S. Abrams Director	Date: March 28, 2005
By:	/s/ Vernon R. Alden Vernon R. Alden Director	Date: March 28, 2005
By:	/s/ Joseph L. Bower Joseph L. Bower Director	Date: March 28, 2005

By:	/s/ Charles J. Clark Charles J. Clark Director	Date: March 28, 2005
By:	/s/ Jean C. Tempel Jean C. Tempel Director	Date: March 28, 2005

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
SONESTA INTERNATIONAL HOTELS CORPORATION SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS THREE YEARS ENDED DECEMBER 31, 2004
INDEX TO EXHIBITS
SIGNATURES