Form 10-Q
period 2005-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2005-05-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

As of May 4, 2005 — $.80 par value,

Class A — 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  –  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	(in thousands)
	March 31 2005	December 31 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,220	$7,950
Restricted cash	907	927
Accounts and notes receivable:
Trade, less allowance of $223 ($212 at December 31, 2004) for doubtful accounts	8,082	6,960
Other, including current portion of long-term receivables and advances	1,410	1,601
Total accounts and notes receivable	9,492	8,561
Inventories	1,107	1,215
Prepaid and current deferred taxes	4,973	—
Prepaid expenses and other	2,641	2,455

Total current assets	24,340	21,108

Long-term receivables and advances	8,777	9,066

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	57,861	57,861
Furniture and equipment	42,278	41,050
Leasehold improvements	7,576	7,527
Projects in progress	2	148
	116,819	115,688

Less: accumulated depreciation and amortization	40,968	39,050
Net property and equipment	75,851	76,638

Other long-term assets	2,561	2,725
	$111,529	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	(in thousands)
	March 31 2005	December 31 2004
	(unaudited)

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,048	$3,383
Advance deposits	2,450	2,861
Federal, foreign and state income taxes	597	740
Accrued liabilities:
Salaries and wages	1,404	2,111
Rentals	2,419	6,417
Interest	1,147	305
Pension and other employee benefits	1,294	751
Other	1,450	1,056

Total accrued liabilities	7,714	10,640

Total current liabilities	14,809	17,624

Long-term debt	69,600	69,816

Deferred federal and state income taxes	5,881	5,131

Other non-current liabilities	5,872	5,702

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value: Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	22,538	18,435
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	15,367	11,264
	$111,529	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except for per share data)

	Three Months Ended March 31
	2005	2004

Revenues:
Rooms	$14,272	$13,996
Food and beverage	6,667	6,426
Management, license and service fees	1,715	1,168
Parking, telephone and other	2,474	2,332
	25,128	23,922

Costs and expenses:
Costs and operating expenses	10,646	10,137
Advertising and promotion	1,859	1,810
Administrative and general	4,246	3,768
Human resources	402	362
Maintenance	1,395	1,354
Rentals	2,569	2,449
Property taxes	674	607
Depreciation and amortization	1,988	2,112
	23,779	22,599

Operating income	1,349	1,323

Other income (deductions):
Interest expense	(1,524)	(1,623)
Interest income	138	84
Foreign exchange loss	(10)	(2)
Gain on sales of assets	—	13
	(1,396)	(1,528)

Loss before income tax provision (benefit)	(47)	(205)
Income tax provision (benefit)	(4,150)	114
Net income (loss)	4,103	(319)

Retained earnings at beginning of period	18,435	23,037
Retained earnings at end of period	$22,538	$22,718

Net income (loss) per share of common stock	$1.11	$(0.09)

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash  (in thousands)

	ThreeMonths Ended March 31
	2005	2004

Cash provided (used) by operating activities
Net income (loss)	$4,103	$(319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Pension expense	603	396
Depreciation and amortization of property and equipment	1,988	2,112
Other amortization	23	22
Income tax benefit	(4,223)	—
Gain on sales of assets	—	(13)
Deferred interest income	(72)	(54)
Deferred interest expense	626	629

Changes in assets and liabilities
Restricted cash	20	(1,268)
Accounts and notes receivable	(1,098)	(45)
Inventories	108	(12)
Prepaid expenses and other	17	(124)
Accounts payable	586	573
Advance deposits	(411)	(359)
Federal, foreign and state income taxes	(143)	57
Accrued liabilities	(4,202)	(2,844)
Cash used by operating activities	(2,075)	(1,249)

Cash provided (used) by investing activities
Expenditures for property and equipment	(1,131)	(809)
Other investments	—	(27)
Payments received on long-term receivables and advances	476	261
Proceeds from sales of assets	—	13
New loans and advances	—	(482)
Cash used by investing activities	(655)	(1,044)

Net decrease in cash	(2,730)	(2,293)
Cash and cash equivalents at beginning of period	7,950	4,327
Cash and cash equivalents at end of period	$5,220	$2,034

See accompanying notes to condensed consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2005 three-month period and the 2004 three-month period was approximately $875,000 and $964,000, respectively.    Cash paid for income taxes in the first quarter of 2005 and 2004 was approximately $232,000 and $57,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.                                      Long-Term Receivables and Advances

	(in thousands)
	March 31, 2005	December 31, 2004
Sharm El Sheikh, Egypt (a)	$583	$646
Sonesta Hotel & Suites Coconut Grove (b)	5,143	5,201
Trump International Sonesta Beach Resort (c)	3,687	3,788
Other	511	741
Total long-term receivables	9,924	10,376
Less: current portion	1,147	1,310
Net long-term receivables	$8,777	$9,066

(a)                            This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate (5.75% at March 31, 2005) and is adjusted semi-annually.  Currently, the loan is being repaid with monthly payments of $23,800.  The loan matures in 2007.

(b)                             This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (6.50% at March 31, 2005).  No interest is being charged on the loan for pre-opening costs.  These loans are secured by a mortgage on the hotel property.  Starting in 2004, these loans are being repaid, the loan for pre-opening costs first, out of hotel profits that would otherwise be available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner the minimum annual owner’s return, out of the minimum returns funded by the Company.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,296,000) and for working capital and the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,391,000).  No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel.

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (5.75% at March 31, 2005).  Advances under this line require the bank’s approval each time a request is made.  No amounts were outstanding under this line of credit at March 31, 2005.

A subsidiary of the Company has a $3,000,000 line of credit, which expires on December 31, 2005.  The loan is secured by a mortgage on the Company’s leasehold interest in the Royal Sonesta Hotel New Orleans, and by a Company guaranty.   The terms of the line require a certain minimum level of income, a minimum net worth and a maximum defined debt to net worth ratio for Royal Sonesta Hotel New Orleans.   The interest rate is LIBOR plus 300 basis points (5.9% at March 31, 2005), and the commitment fee on the unused portion of the line is 0.65% per annum.  No amounts were outstanding under this line of credit at March 31, 2005.

Long-Term Debt

	(in thousands)
	March 31, 2005	December 31, 2004
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$39,633	$39,633
Sonesta Beach Resort Limited Partnership:
First mortgage note	29,967	29,967
Accrued interest	842	216
	70,442	69,816
Less current portion of accrued interest	842	—
Total long-term debt	$69,600	$69,816

The Company’s long-term debt is secured by first mortgages on the Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne properties, which are included in fixed assets at net book values of $20,861,000 and $38,466,000 at March 31, 2005, respectively.   Both loans are provided by the same lender, and are cross-collateralized.   The interest rate on the loans is 8.6% for the term of the loan.

In April 2005, the Company closed on a transaction to sell the land and improvements of the Sonesta Beach Resort, Key Biscayne (see Note 10, Subsequent Events).  As part of this transaction, the note secured by the Key Biscayne hotel was repaid.  A prepayment penalty that was due was paid for by the buyer.  Out of the cash proceeds of the sale, the Company also paid $5,572,000 to reduce the principal balance of the Royal Sonesta Hotel Boston (Cambridge) loan to $34,061,000.  No prepayment penalties were due on these principal payments.

Effective December 1, 2003, the Company and the Lender restructured the mortgage loans.  Through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting on January 1, 2007 and through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum.   As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25 year amortization schedule of the loan, taking into account the aforementioned prepayments of principal.   During the restructuring period, interest will continue to accrue at 8.6%, and unpaid interest will be added to the principal balance of the loans at the end of each year.   During the remaining term of the restructuring, excess cash flow from the Cambridge hotel remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At March 31, 2005, the excess cash flow equaled $907,000, which amount is included in Restricted Cash on the Company’s balance sheet.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2005	2004
Direct departmental costs
Rooms	$3,411	$3,244
Food and beverage	5,266	4,972
Heat, light and power	800	777
Other	1,169	1,144
	$10,646	$10,137

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Three Months Ended March 31
	2005	2004
Current federal income tax provision	$276	$—
Current foreign income tax provision	118	67
Current state income tax provision	56	47
Deferred state income tax benefit	(296)	—
Deferred federal income tax benefits	(4,304)	—
Income tax provision (benefit)	$(4,150)	$114

During 2003 and 2004, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits on its pretax losses of approximately $10.6 million incurred during these two years, since it was uncertain if the Company could realize a future benefit for these losses.  In addition, valuation allowances of $296,000 were recorded against Florida State tax loss carry forwards, for the same reason.  In April 2005, the Company completed the sale of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 – Subsequent Events).  This transaction will result in significant taxable income, and it is now more likely than not that the Company will realize the benefit of the prior year losses.  Accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded.

6.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three month periods ending March 31, 2005 and 2004 follows:

Quarter ended March 31, 2005

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$23,269	$1,859	$25,128
Operating income (loss) before depreciation and amortization expense	3,348	(11)	3,337
Depreciation and amortization	(1,825)	(163)	(1,988)
Interest income (expense), net	(1,511)	125	(1,386)
Other deductions	—	(10)	(10)
Segment pre-tax profit (loss)	12	(59)	(47)

Segment assets	84,563	26,966	111,529
Segment capital additions	1,102	29	1,131

Quarter ended March 31, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,743	$1,179	$23,922
Operating income (loss) before depreciation and amortization expense	3,688	(253)	3,435
Depreciation and amortization	(1,947)	(165)	(2,112)
Interest income (expense), net	(1,611)	72	(1,539)
Other income	7	4	11
Segment pre-tax profit (loss)	137	(342)	(205)

Segment assets	88,109	20,115	108,224
Segment capital additions	648	161	809

7.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.   The following table sets forth the computation of basic income (loss) per share of common stock (in thousands, except for per share data):

	Three months ended March 31
	2005	2004
Numerator:
Income (loss) from operations	$4,104	$(319)

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Income (loss) per share of common stock	$1.11	$(0.09)

8.                      Pension Plan

The components of the Company’s net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	Three months ended March 31
	2005	2004

Service cost	$428	$326
Interest cost	493	451
Expected return on assets	(421)	(420)
Amortization of prior service cost	24	24
Amortization of transition asset	(23)	(24)
Recognize actuarial loss	127	59
Total plan benefit cost	628	416
Less: amounts charged to hotels operated under management agreements	(25)	(20)
Net periodic benefit cost included in the consolidated statements of operations	$603	$396

The Company expects to make contributions to the Pension Plan during 2005 of no less than $605,000.

The Company does not have any other post-retirement benefit plans.

9.             Legal Proceedings

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a Management Agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”).  The Hotel opened for business in April 2003.  The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV.  Included in the Management Agreement is an option to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”).  The purchase price is twenty million dollars ($20,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel Lot.  The Company exercised its purchase option in September 2004, and the parties agreed that they would close the transaction in early January 2005.  Despite its earlier agreements, SILV has taken the position that it will not close on this transaction.  The Company believes SILV has no basis to delay the closing date, and has filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction.  Because of this, the closing date will be postponed pending either a ruling compelling SILV to close or the parties otherwise agreeing to close.  In the meantime, the Company continues management of the Hotel as usual.  Since payments on the mortgage loan following the closing are the same as the payments of minimum owner’s return and additional owner’s return under the Management Agreement, there is no effect on the Company’s cash flow from operations as a result of this delay in closing the transaction.  The delay does postpone the repayment to the Company of the approximately $2,296,000 it advanced for the Hotel’s pre-opening expenses.

In addition, SILV and the Company agreed to resolve in a binding arbitration issues related to whether or not certain non-guestroom area furniture, fixtures and equipment (“FF&E”) falls within the Company’s obligation to fund “Excess FF&E” under the Management Agreement, and SILV’s contention that Sonesta has spent excessive amounts on pre-opening expenses.  The arbitration proceedings were completed during February 2005, and a decision was rendered by the arbiter on March 29, 2005.  The Company’s position that the pre-opening expenses were appropriate and in line with industry norms was upheld.  After disallowing approximately $101,000, primarily spent on computer-related training, SILV was found responsible for $2,296,000 in pre-opening expenses, to be repaid in accordance with the management agreement.  With regards to the FF&E issue, the decision favored Sonesta’s position for the majority of the disputed items, especially construction related items which SILV claimed were part of Sonesta’s funding obligation.  The arbitrator did find in favor of SILV on certain items, and the Company has increased its investment, which it previously estimated at $2,000,000, to $2,100,000.

10.          Subsequent Events

In January 2005 Sonesta Beach Resort Limited Partnership (“SBRLP”), a wholly owned subsidiary of the Company, and owner of Sonesta Beach Resort Key Biscayne, entered into a partnership agreement with Fortune International, a Miami-based real estate development and brokerage firm, for the purpose of redeveloping the Sonesta Beach Resort.  SBRLP is a 50% limited partner in the new partnership (named SBR-Fortune Associates, LLLP), and Fortune International will be the general partner and a limited partner, also owning a 50% interest.

On April 19, 2005 SBRLP completed the sale of Sonesta Beach Resort, in Key Biscayne, Florida to SBR-Fortune Associates.

SBRLP contributed the land, which is valued at $120,000,000, to the Partnership.  At the closing in April 2005, SBRLP received $30,000,000 in cash, and was relieved of the approximately $30,000,000 mortgage loan on the hotel.  In addition, SBRLP received a 50% partnership interest, with a priority return of $60,000,000 to be paid from the net proceeds of the sales of condominium units in the new resort after paying off construction debt.  Fortune International will have sole responsibility for arranging financing and completing construction of the new Sonesta resort.

The $30,000,000 mortgage loan on the hotel was provided by the same lender that holds the approximately $40,000,000 mortgage loan on Royal Sonesta Hotel, in Cambridge, Massachusetts, which hotel the Company owns and operates.  The two mortgage loans were cross-collateralized.  By agreement with the lender, approximately $5,572,000 of the sale proceeds was used to pay down the Cambridge loan’s deferred principal payments of $1,077,000, and for an additional prepayment of $4,495,000 to obtain the lender’s release of cross-collateralization.

The Company expects to continue to operate the Sonesta Beach Resort Key Biscayne under a lease with SBR-Fortune Associates LLLP until August 2006, when construction of the new resort is expected to begin, but has the right to cease operations sooner if the hotel’s revenues are insufficient to cover all expenses, including the $1 per year token rent.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2005 COMPARED TO 2004

In the first quarter of 2005 the Company recorded net income of $4,103,000, or $1.11 per share, compared to a net loss of $319,000, or $(0.09) per share, in the first quarter of 2004.  The Company recorded a net tax benefit of $4,150,000 during the 2005 first quarter.  During 2003 and 2004, the Company recorded valuation allowances against federal and state income taxes benefits, because it was uncertain if the Company would realize a future benefit for the losses incurred during these years.  Because of the sale of Sonesta Beach Resort Key Biscayne (see Note 10 – Subsequent Events), the Company will realize significant taxable income in 2005, and it is now more likely than not that the Company will realize the benefit of the prior year losses.  Accordingly, in the first quarter of 2005, the Company reversed the valuation allowances.  The loss before income taxes was $47,000 in the 2005 quarter compared to a pre-tax loss of $205,000 during the 2004 first quarter.  Increases in corporate management income and increased profits from Royal Sonesta Hotel New Orleans offset slightly lower earnings at Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne.  A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2005	2004
Sonesta Beach Resort Key Biscayne	300	$9,466	$9,676
Royal Sonesta Hotel Boston (Cambridge)	400	3,560	3,425
Royal Sonesta Hotel New Orleans	500	10,243	9,642
Management and service fees and other revenues		1,859	1,179
Total revenues		$25,128	$23,922

Total revenues for the quarter ended March 31, 2005 were $25,128,000 compared to $23,922,000 in 2004, an increase of approximately $1,206,000.

Revenues during the 2005 first quarter at Sonesta Beach Resort Key Biscayne decreased by $210,000 compared to the first quarter of 2004.  Room revenues were virtually the same, because an increase in average room rates offset a decrease in occupancy.  However, due to the lower occupancy the hotel’s income from food and beverage, and from other operating departments, decreased.  Royal Sonesta Hotel Boston (Cambridge) experienced a slight increase in revenues of $135,000 during the first quarter of 2005 compared to 2004.  Room revenues per available room (“REVPAR”) increased by 3%, due to a higher average room rate achieved.  Food and beverage revenues rose due to increased banqueting business, in part due to increased business from the group and convention market segment.  Royal Sonesta Hotel New Orleans had a strong first quarter, increasing revenues by $601,000, or 6%, during the 2005 first quarter compared to the 2004 first quarter.  Room revenues increased by $295,000 due to a 6% increase in REVPAR, which was entirely due to higher occupancies achieved in 2005, because of increased group and convention business.  The higher occupancy increased other revenues, primarily food and beverage, by $306,000, or 9%, in the 2005 first quarter compared to last year.  Revenues from management activities increased by $680,000, from $1,179,000 during the 2004 first quarter to $1,859,000 during the 2005 first quarter.  This was due to increases in fee income from Trump International Sonesta Beach

Resort Sunny Isles ($295,000), Sonesta Hotel Suites Coconut Grove ($144,000), fee income from Sonesta Maho Beach St. Maarten, which hotel was added during the summer of 2004 ($103,000) and from the receipt of a $133,000 bonus guaranty fee from Chateau Sonesta Hotel New Orleans (an additional $399,000 is still due and will be recorded as income when collected).  For 2005, both the Sunny Isles and Coconut Grove condominium hotels, which opened in 2003 and 2002, respectively, are expected to produce sufficient income to provide its owners with the required minimum returns due under the management contracts.  Once these minimum returns are earned, the Company is entitled to receive management and marketing fees based on revenues, and incentive fees based on net operating income.

OPERATING INCOME

	OPERATING INCOME
	(in thousands)
	2005	2004
Sonesta Beach Resort Key Biscayne	$2,247	$2,481
Royal Sonesta Hotel Boston (Cambridge)	(1,413)	(1,267)
Royal Sonesta Hotel New Orleans	688	528
Operating income from hotels after management and service fees	1,522	1,742
Management activities and other	(173)	(419)
Operating income	$1,349	$1,323

Operating income for the three-month period ended March 31, 2005 was $1,349,000, compared to operating income of $1,323,000 in the three-month period ended March 31, 2004, an increase of approximately $26,000.

Sonesta Beach Resort Key Biscayne reported operating income of $2,247,000 during the 2005 first quarter, compared to $2,481,000 during the 2004 first quarter, a decrease of $234,000.  Revenues decreased by $210,000, and expenses remained virtually the same compared to last year, increasing by $24,000 only, due to the lower occupancy in the 2005 first quarter, and due to strict expense controls.  Royal Sonesta Hotel Boston (Cambridge) reported an operating loss of $1,413,000 during the first quarter of 2005 compared to an operating loss of $1,267,000 in the 2004 first quarter, an increase of approximately $146,000.  A slight increase in revenues of $135,000 was offset by an increase in expenses of $281,000, or 6%, in 2005 compared to the 2004 quarter.  This was mainly due to higher cost and operating expenses and a slight increase in repairs and maintenance expense.  Royal Sonesta Hotel New Orleans reported 2005 first quarter operating income of $688,000, compared to $528,000 in the 2004 first quarter.  Revenues during the 2005 quarter increased $601,000, and expenses increased by $441,000, or 5%.  This was primarily due to increased costs and operating expenses because of higher occupancy levels and higher food and beverage revenues in the 2005 period compared to 2004.  Also, rent expense increased, because of the increase in operating profits.  The loss from management activities which is computed after giving effect to management income from the Company’s owned and leased hotels, decreased by $246,000, from $419,000 during the 2004 first quarter to $173,000 in the 2005 quarter.  Revenues from management activities increased by $680,000, and corporate expenses related to these activities increased by $434,000.  The increase was due to increased administrative and general expenses resulting from the addition of a director of development to the corporate staff, increased costs of benefits, including health care and pension benefits, and due to costs incurred related to the arbitration of a dispute involving Trump International Sonesta Beach Resort Sunny Isles.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased from $1,623,000 in the first quarter of 2004 to $1,524,000 in the 2005 first quarter due to expenses incurred in 2004 related to the restructuring of the Company’s mortgage debt on Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne (see also Note 3—Borrowing Arrangements).

Interest income increased by $54,000 to $138,000 in the first quarter of 2005 compared to last year because of higher short-term investment income earned on the Company’s cash balances, and due to higher interest income earned on loans to the owner of Sonesta Hotel & Suites Coconut Grove.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a net tax benefit of $4,150,000 during the 2005 first quarter.  These benefits resulted from the reversal of previously recorded valuation allowances.  The Company recorded valuation allowances totaling $3,862,000 against the 2003 and 2004 federal income tax benefits because it was uncertain if the Company would realize a future benefit for the losses incurred during 2003 and 2004.  In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry-forwards.  During the second quarter of 2005, the Company closed on a transaction to sell the Sonesta Beach Resort Key Biscayne (see Note 10 — Subsequent Events).  This transaction will provide the Company with significant taxable income, and it is now more likely than not that the Company will realize the benefit of the prior year losses.  Accordingly, in the first quarter of 2005, the Company reversed the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5,220,000 at March 31, 2005.   In addition, the Company has $5,000,000 available under two credit lines.  The Company closed on a transaction in April 2005 (see Note 10 — Subsequent Events) which provided the Company with cash proceeds, before taxes but after repayment of long term debt obligations, of approximately $24.4 Million.  Company management believes these cash resources, and the available credit lines, will be adequate to meet its cash requirements for 2005 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.    The Company uses fixed rate debt to finance the ownership of its properties.   The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2005. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing or repaid in:

	YEAR
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate	$36,381	$—	$—	$602	$665	$32,794	$70,442	$71,138
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2005.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel

Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as
Principal Financial Officer)

Date: May 12, 2005