Form 10-Q
period 2005-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2005-08-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

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

As of August 10, 2005 — $.80 par value,

Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.     Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 (unaudited) and December 31, 2004

	(in thousands)
	June 30 2005	December 31 2004

ASSETS
Current assets:
Cash and cash equivalents	$31,543	$7,950
Restricted cash	910	927
Accounts and notes receivable:
Trade, less allowance of $231 ($212 at December 31, 2004) for doubtful accounts	7,201	6,960
Other, including current portion of long-term receivables and advances	1,727	1,601
Total accounts and notes receivable	8,928	8,561
Inventories	1,125	1,215
Current deferred tax assets	359	—
Prepaid expenses and other	1,951	2,455

Total current assets	44,816	21,108

Long-term receivables and advances	8,907	9,066

Deferred tax assets	4,977	—

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	57,483	57,861
Furniture and equipment	43,080	41,050
Leasehold improvements	7,661	7,527
Projects in progress	—	148
	117,326	115,688

Less: accumulated depreciation and amortization	42,753	39,050
Net property and equipment	74,573	76,638

Other long-term assets	2,765	2,725
	$136,038	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 (unaudited) and December 31, 2004

	(in thousands)
	June 30 2005	December 31 2004

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,595	$3,383
Advance deposits	1,949	2,861
Federal, foreign and state income taxes	7,277	740
Accrued liabilities:
Salaries and wages	2,042	2,111
Rentals	4,337	6,417
Interest	946	305
Pension and other employee benefits	2,424	751
Other	1,734	1,056

Total accrued liabilities	11,483	10,640

Total current liabilities	24,304	17,624

Long-term debt	34,061	69,816

Finance obligation	59,728	—

Deferred tax liabilities	—	5,131

Other non-current liabilities	5,383	5,702

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $0.80 par value:
Authorized – 10,000 shares Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	19,733	18,435
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	12,562	11,264
	$136,038	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Rooms	$14,409	$14,153	$28,681	$28,149
Food and beverage	7,769	7,092	14,436	13,518
Management, license and service fees	1,372	1,038	3,087	2,206
Parking, telephone and other	2,350	2,248	4,824	4,580
	25,900	24,531	51,028	48,453
Costs and expenses:
Costs and operating expenses	11,363	10,645	22,009	20,782
Advertising and promotion	2,044	1,871	3,903	3,681
Administrative and general	3,937	4,064	8,183	7,832
Human resources	372	371	774	733
Maintenance	1,459	1,418	2,854	2,772
Rentals	2,085	2,442	4,654	4,891
Property taxes	678	611	1,352	1,218
Depreciation and amortization	1,913	2,124	3,901	4,236
	23,851	23,546	47,630	46,145
Operating income	2,049	985	3,398	2,308

Other income (deductions):
Interest expense	(923)	(1,529)	(2,447)	(3,152)
Interest income	273	80	411	164
Foreign exchange loss	—	—	(10)	(2)
Gain on sales of assets	125	5	125	18
	(525)	(1,444)	(1,921)	(2,972)

Income (loss) before income tax provision (benefit)	1,524	(459)	1,477	(664)
Income tax provision (benefit)	631	65	(3,519)	179
Net income (loss)	893	(524)	4,996	(843)

Retained earnings at beginning of period	22,538	22,718	18,435	23,037
Cash dividends	(3,698)	——	(3,698)	—
Retained earnings at end of period	$19,733	$22,194	$19,733	$22,194

Net income (loss) per share	$0.24	$(0.14)	$1.35	$(0.23)
Weighted average number of shares outstanding	3,698	3,698	3.698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2005	2004
Cash provided (used) by operating activities
Net income (loss)	$4,996	$(843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Pension expense	—	1,121
Depreciation and amortization of property and equipment	3,901	4,236
Other amortization	33	45
Income tax benefit	(4,181)	—
Gain on sales of assets	(125)	(18)
Deferred interest income	(151)	(108)
Deferred interest expense	—	1,258
Changes in assets and liabilities
Restricted cash	17	(2,581)
Accounts and notes receivable	(465)	1,359
Inventories	90	71
Prepaid expenses and other	438	(342)
Accounts payable	212	5
Advance deposits	(911)	(784)
Federal, foreign and state income taxes	270	(8)
Accrued liabilities	307	(653)
Cash provided by operating activities	4,431	2,758

Cash provided (used) by investing activities
Proceeds from sales of assets	523	18
Proceeds from finance obligation	59,978	—
Expenditures for property and equipment	(2,112)	(1,898)
Other investments	—	(27)
Payments received on long-term receivables and advances	825	597
New loans and advances	(815)	(819)
Cash provided (used) by investing activities	58,399	(2,129)

Cash used by financing activities
Repayment of long-term debt	(35,539)	—
Cash dividends paid	(3,698)	—
Cash used by financing activities	(39,237)	—
Net increase in cash	23,593	629
Cash and cash equivalents at beginning of period	7,950	4,327
Cash and cash equivalents at end of period	$31,543	$4,956

See accompanying notes to condensed consolidated financial statements.

Supplemental Schedule of Interest and Income Taxes Paid

Cash paid for interest in the 2005 six-month period and the 2004 six-month period was approximately $1,989,000 and $1,854,000, respectively.   Cash paid for income taxes in the first six months of 2005 and 2004 was approximately $370,000 and $203,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.                                      Long-Term Receivables and Advances

	(in thousands)
	June 30, 2005	December 31, 2004
Sharm El Sheikh, Egypt (a)	$519	$646
Sonesta Hotel & Suites Coconut Grove (b)	5,056	5,201
Trump International Sonesta Beach Resort (c)	3,715	3,788
Other	1,144	741
Total long-term receivables	10,434	10,376
Less: current portion	1,527	1,310
Net long-term receivables	$8,907	$9,066

(a)                            This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh.  The loan bears interest at the prime rate (6% at June 30, 2005) and is adjusted semi-annually.  Currently, the loan is being repaid with monthly payments of $23,800.  The loan matures in 2007.

(b)                             This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002.  The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital.  The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (6.75% at June 30, 2005).  No interest is being charged on the loan for pre-opening costs.  These loans are secured by a mortgage on the hotel property.  These loans are being repaid, the loan for pre-opening costs first, out of hotel profits that would otherwise be available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner a certain minimum annual owner’s return, out of the minimum returns funded by the Company.

(c)                                  This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,296,000), and advances for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,419,000).   No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel, or will be settled when the Company closes on the purchase option it has for the hotel (see Note 9 – Legal Proceedings).

3.             Borrowing Arrangements

Credit Lines

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (6% at June 30, 2005).  Advances under this line require the bank’s approval each time a request is made.  No amounts were outstanding under this line of credit at June 30, 2005.

A subsidiary of the Company had a $3,000,000 line of credit, which was cancelled by the Company in June 2005.

Long-Term Debt

	(in thousands)
	June 30, 2005	December 31, 2004
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$34,061	$39,633
Sonesta Beach Resort Limited Partnership:
First mortgage note	—	29,967
Accrued interest	941	216
	35,002	69,816
Less current portion of accrued interest	(941)	—
Total long-term debt	$34,061	$69,816

The Company’s long-term debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $20,505,000 at June 30, 2005.  The interest rate is 8.6% for the term of the loan.

In April 2005, the Company closed on a transaction to transfer the land and improvements of the Sonesta Beach Resort, Key Biscayne (see Note 10 – Transfer of Assets).  As part of this transaction, the note secured by the Key Biscayne hotel was repaid.  By agreement with the lender, the Company paid $5,572,000 to reduce the principal balance of the Royal Sonesta Hotel Boston (Cambridge) loan to $34,061,000.  The $5,572,000 payment included $1,077,000 of deferred principal payments and an additional prepayment of $4,495,000 which was required by the lender because the Key Biscayne and Cambridge mortgage loans were cross-collateralized.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan.  Through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting January 1, 2007 and continuing through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum.   As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan, taking into account the aforementioned prepayments of principal.  During the restructuring period, interest will continue to accrue at 8.6%, and unpaid interest can be added to the principal balance of the loan at the end of each year.   During the remaining term of the restructuring, excess cash flow from the Cambridge hotel remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At June 30, 2005, the escrow balance equaled $910,000, which amount is included in Restricted Cash on the Company’s balance sheet.

4.                                      Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Direct departmental costs
Rooms	$3,639	$3,336	$7,050	$6,580
Food and beverage	5,636	5,305	10,902	10,277
Heat, light and power	905	860	1,705	1,637
Other	1,183	1,144	2,352	2,288
	$11,363	$10,645	$22,009	$20,782

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.             Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Six Months Ended June 30
	2005	2004

Current federal income tax provision	$255	$—
Current foreign income tax provision	201	104
Current state income tax provision	206	75
Deferred state income tax benefit	(296)	—
Deferred federal income tax benefit	(3,885)	—
	$(3,519)	$179

During 2003 and 2004, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits on its pretax losses of approximately $10.6 million incurred during these two years, since it was uncertain if the Company could realize a future benefit for these losses.  In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry forwards, for the same reason.  In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 – Transfer of Assets).  This transaction resulted in significant taxable income, and in the first quarter of 2005, the Company therefore reversed the valuation allowances previously recorded, since it will receive a benefit in 2005 for the prior years’ losses.

6.             Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three and six month periods ending June 30, 2005 and 2004 follows:

Three-month period ended June 30, 2005

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$24,518	$1,382	$25,900
Operating income (loss) before depreciation and amortization expense	4,206	(244)	3,962
Depreciation and amortization	(1,768)	(145)	(1,913)
Interest income (expense), net	(912)	262	(650)
Other income	—	125	125
Segment pre-tax income (loss)	1,526	(2)	1,524

Segment assets	81,960	54,078	136,038
Segment capital additions	848	133	981

Six-month period ended June 30, 2005

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$47,787	$3,241	$51,028
Operating income (loss) before depreciation and amortization expense	7,554	(255)	7,299
Depreciation and amortization	(3,593)	(308)	(3,901)
Interest income (expense), net	(2,423)	387	(2,036)
Other income	—	115	115
Segment pre-tax income (loss)	1,538	(61)	1,477

Segment assets	81,960	54,078	136,038
Segment capital additions	1,950	162	2,112

Three-month period ended June 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$23,487	$1,044	$24,531
Operating income (loss) before depreciation and amortization expense	3,836	(727)	3,109
Depreciation and amortization	(1,959)	(165)	(2,124)
Interest income (expense), net	(1,522)	73	(1,449)
Other income	—	5	5
Segment pre-tax income (loss)	355	(814)	(459)

Segment assets	86,622	23,565	110,187
Segment capital additions	1,044	46	1,090

Six-month period ended June 30, 2004

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$46,230	$2,223	$48,453
Operating income (loss) before depreciation and amortization expense	7,524	(980)	6,544
Depreciation and amortization	(3,906)	(330)	(4,236)
Interest income (expense), net	(3,133)	145	(2,988)
Other income	7	9	16
Segment pre-tax income (loss)	492	(1,156)	(664)

Segment assets	86,622	23,565	110,187
Segment capital additions	1,691	207	1,898

7.             Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Numerator:
Income (loss) from operations	$893	$(524)	$4,996	$(843)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.24	$(0.14)	$1.35	$(0.23)

8.             Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	(in thousands)
	Six Months ended June 30
	2005	2004
Service cost	$941	$809
Interest cost	1,015	933
Expected return on assets	(853)	(796)
Amortization of prior service cost	45	45
Amortization of transition asset	(44)	(44)
Recognized actuarial loss	341	240
Total plan benefit cost	1,445	1,187
Less: amounts charged to hotels operated under management agreements	(181)	(66)
Net periodic benefit cost included in the consolidated statements of operations	$1,264	$1,121

The Company made a contribution to the Pension Plan of $2,188,000 in July 2005.

The Company does not have any other post-retirement benefit plans.

9.             Legal Proceedings

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a Management Agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”).  The Hotel opened for business in April 2003.  The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV.  The Management Agreement includes an option for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”).  The purchase price is twenty million dollars ($20,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel Lot.  SHF exercised its purchase option in September 2004, and the parties agreed that they would close the transaction in early January 2005.  Despite its earlier agreements, SILV has taken the position that it will not close on this transaction.  The Company believes SILV has no basis to delay the closing date, and has filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction.  Because of this, the closing date will be postponed pending either a ruling compelling SILV to close or the parties otherwise agreeing to close.  In the meantime, the Company continues management of the Hotel as usual.  Since payments on the mortgage loan following the closing are the same as the payments of minimum owner’s return and additional owner’s return under the Management Agreement, there is no effect on the Company’s cash flow from operations as a result of this delay in closing the transaction.  The delay does postpone the repayment to the Company of the approximately $2,296,000 it advanced for the Hotel’s pre-opening expenses.

In addition, SILV and the Company agreed to resolve in a binding arbitration issues related to whether or not certain non-guestroom area furniture, fixtures and equipment (“FF&E”) falls within the Company’s obligation to fund “Excess FF&E” under the Management Agreement, and SILV’s contention that Sonesta has spent excessive amounts on pre-opening expenses.  The arbitration proceedings were completed during February 2005, and a decision was rendered by the arbiter on March 29, 2005.  The Company’s position that the pre-opening expenses were appropriate and in line with industry norms was upheld.  After disallowing approximately $101,000, primarily spent on computer-related training, SILV was found responsible for $2,296,000 in pre-opening expenses, to be repaid in accordance with the Management Agreement.  With regards to the FF&E issue, the decision favored Sonesta’s position for the majority of the disputed items, especially construction-related items which SILV claimed were part of Sonesta’s funding obligation.  The arbitrator did find in favor of SILV on certain items, and the Company has increased its investment, which it previously estimated at $2,000,000, to $2,100,000.

10.          Transfer of Assets

On April 19, 2005, Sonesta Beach Resort Limited Partnership (“SBRLP”), a wholly owned subsidiary of Sonesta International Hotels Corporation (“Sonesta”), completed the transfer of the land and improvements of Sonesta Beach Resort, in Key Biscayne, Florida to a partnership between SBRLP and affiliates of Fortune International, a Miami-based real estate development and brokerage firm (“Fortune”). SBRLP is a 50% limited partner in the new partnership, and affiliates of Fortune are the general partner and a limited partner, together owning a 50% interest in the partnership.

The new partnership, SBR-Fortune Associates, LLLP (“SBR-Fortune”), expects that the existing hotel will remain in operation through July 2006, when it will be demolished and construction of a new 5-star resort is expected to begin.  It is anticipated that the new condominium hotel will include 300-plus luxury hotel and residential condominium units, restaurants, meeting/function space, a spa and other facilities customary to the finest resorts in South Florida.

On April 19, 2005, Sonesta transferred the land and improvements of Sonesta Beach Resort into SBR-Fortune, which is valuing the land at $120 million.  Sonesta received $30,011,000 in cash at the closing, and, in addition, an existing mortgage of $29,967,000 on the property was paid off by SBR-Fortune.  Sonesta also received an equity position in SBR-Fortune valued at approximately $60 million.  This value will be paid to Sonesta out of the first available net proceeds of the sale of condominium units, after repayment of (construction) debt.  Thereafter, Fortune will receive its initial $30 million equity contribution, plus any additional equity contributions it was required to make to develop the new resort.  Subsequent to Fortune fully recovering its investment, profits will be split equally.  Sonesta is not required to fund any additional equity beyond the contribution of the land and improvements.  Fortune will have the sole responsibility for arranging financing and completing construction of the new resort.

As of April 19, 2005, Sonesta will continue to operate the hotel under a token ($1 per year) lease with SBR-Fortune, until such time that SBR-Fortune is ready to commence construction on the new resort, which the parties currently estimate to be in August 2006.  Sonesta will receive all operating profits during this period.  Sonesta does have the right to cease operations of the existing hotel on 60 days notice, in case revenues are insufficient to cover all expenses.

Once the new condominium hotel is completed, the non-guestroom areas of the hotel, which include restaurants, bars, meeting space, office and storage facilities, etc., (the “Hotel Lot”) will be transferred to a newly formed partnership, of which Sonesta is a 70% partner and general partner, and Fortune is a 30% limited partner.  Sonesta will operate the Hotel Lot, and will offer a rental program to the buyers of condo units that wish to make their units available for rental to the public.

The cost of closing the existing hotel, including severance payments to employees, funding of vacation pay, pension obligations and other costs, will be paid by SBR-Fortune, up to a maximum of $4 million.  The Company believes this will be sufficient to cover these costs.

The Company has accounted for the transaction at June 30, 2005 as follows:

1.               In accordance with Statement of Financial Accounting Standards (SFAS) no. 66 “Accounting for Sales of Real Estate”, the Company has deferred gain recognition on the property transfer due to its continuing involvement, and has recognized the cash received and the debt which was repaid as a financing obligation.  The timing of the future gain recognition on this transaction is currently uncertain, and dependent on the exact nature of the Company’s continuing involvement in the operations of the new resort.

2.               Since the Company continues to operate the existing Hotel, all the Hotel’s assets remain included in fixed assets (with a net book value at June 30, 2005 of $37,880,000) and continue to be depreciated.  All revenues and continuing expenses of the hotel operations are included in the statement of operations.

3.               For federal and state income tax purposes, the Company will report a taxable gain in 2005 of approximately $29.7 million on this transaction, but will have the benefit of loss carryforwards from 2003 and 2004 of approximately $10.6 million.  Federal and state taxes due for 2005 are included in the Company’s current tax liability at June 30, 2005 of $7,277,000.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2005 COMPARED TO 2004

During the first six months of 2005, the Company recorded net income of $4,996,000, or $1.35 per share, compared to a net loss of $843,000, or $(0.23) per share, during the first six months of 2004.  The increase in income was primarily a result of increased management income, a reduction in interest expense, and a tax benefit recorded during the 2005 first quarter.  A significant portion of the increase in management income ($547,000) was from the Company’s managed hotels in Sunny Isles and Coconut Grove, Florida.  The reduction in interest expense resulted from the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne in April 2005 (see Note 10 – Transfer of Assets).  During the first quarter of 2005 the Company reversed the valuation allowances it had previously recorded during 2003 and 2004 totalling $4,158,000 against the federal income tax benefits and state income tax benefits of the losses incurred during these two years.  Because the Company realized significant taxable income in April 2005 following the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 – Transfer of Assets) the Company will realize a benefit of the prior year’s losses in 2005.  A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2005	2004
Sonesta Beach Resort Key Biscayne	300	$17,066	$16,811
Royal Sonesta Hotel Boston (Cambridge)	400	10,996	10,219
Royal Sonesta Hotel New Orleans	500	19,726	19,200
Management and service fees and other revenues		3,240	2,223
Total revenues		$51,028	$48,453

Total revenues for the first six months of 2005 were $51,028,000 compared to $48,453,000 in 2004, an increase of approximately $2,575,000.

Revenues during the first six months of 2005 at Sonesta Beach Resort Key Biscayne increased by $255,000, or 2%, compared to the same period in 2004.  This resulted primarily from a $207,000 increase in room revenue due to a 3% increase in room revenue per available room (“REVPAR”).  Increases in average room rates offset a slight decrease in occupancy levels during the first six months of 2005.  Royal Sonesta Hotel Boston (Cambridge) increased revenues during the first six months of 2005 by $777,000, or 8%, compared to the first six months of 2004, mainly due to improvements in business during the second quarter of 2005.  Room revenues during the first six months of 2005 increased by $425,000, due to an 8% increase in REVPAR.  This REVPAR increase, which was mainly due to increases in average room rates achieved, was a result of improved business from the group and convention market segment.  Increases in food and beverage revenues due to improved banquet business accounted for most of the $352,000 increase in revenues other than rooms.  Royal Sonesta Hotel New Orleans increased revenues by $526,000, from $19,200,000 during the first six months of 2004 to $19,726,000 during the first six months of 2005.  The hotel’s REVPAR in 2005 remained virtually the same as in 2004.  Occupancy did increase, but was offset by a decrease in average room rates achieved.  Due to the increased occupancy levels, the hotel’s food and beverage revenues increased, which accounted almost entirely for the overall increase in revenues.  Revenues from management activities increased from $2,223,000 during the first six months of 2004 to $3,240,000 during the first six months of 2005, an increase of $1,017,000.  This increase was primarily due to increases in management fee income from Trump International Sonesta Beach Resort, Sunny Isles ($339,000) and Sonesta Hotel and Suites, Coconut Grove ($276,000), license fee income from

Sonesta Maho Beach, St. Maarten, which hotel was added during the summer of 2004 ($149,000), and from the receipt of a $133,000 bonus guaranty fee from Chateau Sonesta Hotel, New Orleans (an additional $399,000 is still due and will be recorded as income when collected).  For 2005, both the Sunny Isles and Coconut Grove condominium hotels, which opened in 2003 and 2002 respectively, are expected to produce sufficient income to provide the owners of these hotels with the minimum returns due under the management contracts.  Once these minimum returns are achieved, the Company will receive management and marketing fees based on revenues, and incentive fees based on net operating income.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2005	2004
Sonesta Beach Resort Key Biscayne	$2,727	$2,759
Royal Sonesta Hotel Boston (Cambridge)	(12)	(236)
Royal Sonesta Hotel New Orleans	1,245	1,095
Operating income from hotels after management and service fees	3,960	3,618
Management activities and other	(562)	(1,310)
Operating income	$3,398	$2,308

Operating income for the six-month period ended June 30, 2005 was $3,398,000, compared to operating income of $2,308,000 in 2004, an increase of approximately $1,090,000.

Sonesta Beach Resort Key Biscayne recorded operating income of $2,727,000 during the first six months of 2005 compared to $2,759,000 during the first six months of 2004, a slight $32,000 decrease.  Revenues increased by $255,000 during the 2005 period compared to last year, and expenses increased by $287,000, or 2%.  Increases in cost and operating expenses and real estate taxes were offset by decreases in administrative and general expense and depreciation expenses.  Administrative and general expenses decreased because of lower insurance expense, since the obligation to insure the building has been assumed by the partnership into which the hotel assets were transferred in April 2005 (see Note 10).  The operating loss from Royal Sonesta Hotel Boston (Cambridge) decreased from $236,000 during the first half of 2004 to $12,000 in the first half of 2005, an improvement of $224,000.  Increased revenues during 2005 of $777,000 were partially offset by increased expenses of $553,000.  This 5% increase in expenses was primarily due to a $516,000 increase in cost and operating expenses, which resulted from increased payroll and benefit costs, as well as increased expenses from the operations of the food and beverage departments, which increased revenues by $308,000, or 9%, during the first six months of 2005 compared to 2004.  Royal Sonesta Hotel New Orleans recorded operating income during the first half of 2005 of $1,245,000, a $150,000 increase compared to the same period in 2004.  Increases in revenues during the 2005 period of $526,000 were partially offset by increased expenses of $376,000.  The increase in expenses was mainly due to increased cost and operating expenses, partially offset by a decrease in rent expense.  The decrease in rent expense was due to higher capital expenditures at the hotel in 2005 compared to 2004.  Since capital expenditures are deducted from profits for purposes of calculating rent due under the lease for the hotel, rent expense actually decreases when the hotel’s capital expenditures increase.  The operating loss from management activities, which is computed after giving effect to management income from the Company’s owned and leased hotels, decreased from $1,310,000 during the first six months of 2004 to $562,000 in the same period in 2005, an improvement of $748,000.  This improvement was due to increases in management and service fees of $1,017,000, which were partially offset by increased expenses related to these activities of $269,000.  This increase in expenses was mainly due to an increase in administrative and general expenses resulting from the addition of a Vice President of Development to the corporate staff, and increased costs of employee benefits, including healthcare and pension benefits.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $705,000 during the first six month of 2005 compared to 2004.  This was due to the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne on April 19, 2005 (see Note 10 – Transfer of Assets).

Interest income increased from $164,000 during the first six months of 2004 to $411,000 during the first six months of 2005, due to an increase in short term investment income on the Company’s cash balances.  In April 2005, the Company received approximately $30,000,000 following the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner (see Note 10 – Transfer of Assets).

The 2005 gain on sale of $125,000 resulted primarily from the sale of a non-essential asset in Tuscany, Italy.

SECOND QUARTER 2005 COMPARED TO 2004

During the second quarter of 2005 the Company recorded net income of $893,000, or $0.24 per share, compared to a net loss during the second quarter of 2004 of $524,000, or $(0.14) per share.  The increase in earnings was primarily due to a reduction of interest expense because of the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne, as well as improved operating results from the Company’s hotels in Boston and Key Biscayne, and increased income from the Company’s management activities.  A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF ROOMS	2005	2004
Sonesta Beach Resort Key Biscayne	300	$7,600	$7,135
Royal Sonesta Hotel Boston (Cambridge)	400	7,436	6,794
Royal Sonesta Hotel New Orleans	500	9,483	9,558
Management and service fees and other revenues		1,381	1,044
Total revenues		$25,900	$24,531

Total revenues for the three-month period ended June 30, 2005 were $25,900,000 compared to $24,531,000 in the same period in 2004, an increase of approximately $1,369,000.

Revenues during the 2005 second quarter at Sonesta Beach Resort Key Biscayne increased by $465,000 to $7,600,000.  Due to an increase in business from the group and convention market segment, room revenue per available room (“REVPAR”) grew 8% during the second quarter of 2005 compared to the same period last year, resulting in a $273,000 increase in room revenues.  Due to a slight increase in occupancy, revenues from food and beverage and other sources increased by $192,000 during the 2005 second quarter.  Royal Sonesta Hotel Boston (Cambridge) had a good 2005 second quarter, increasing total revenues by $642,000, or 9%, compared to 2004.  Room revenues increased by $379,000, due to a 9% REVPAR increase.  This improvement was due to an increase in group and convention business compared to last year’s second quarter.  Revenues from other sources increased by $217,000, primarily due to an increase in banquet business.  Due to increased competition and less city-wide conventions, revenues during the second quarter of 2005 at Royal Sonesta Hotel New Orleans were slightly lower than last year, decreasing by $75,000 to $9,483,000.  The hotel’s room nights sold from convention business declined by 12%, resulting in a decrease in rooms revenue of $394,000 compared to last year.  The hotel replaced this convention business by transient business at lower rates, which resulted in a decrease in average rates, but maintained the occupancy levels slightly above last year.  That actually resulted in an increase in food and beverage sales and revenues from other sources, which replaced part of the lost room revenues.  Revenues from management activities increased from $1,044,000 in the 2004 second quarter to $1,381,000 during the 2005 second quarter, an increase of $337,000.  This was mainly due to increased income from Trump International Sonesta Beach Resort Sunny Isles and Sonesta Hotel and Suites Coconut Grove, and license fee income from Sonesta Maho Beach St. Maarten, which hotel was added during the summer of 2004.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2005	2004
Sonesta Beach Resort Key Biscayne	$480	$278
Royal Sonesta Hotel Boston (Cambridge)	1,401	1,031
Royal Sonesta Hotel New Orleans	557	567
Operating income from hotels after management and service fees	2,438	1,876
Management activities and other	(389)	(891)
Operating income	$2,049	$985

Operating income for the three-month period ended June 30, 2005 was $2,049,000, compared to operating income of $985,000 in the three-month period ended June 30, 2004, an increase of approximately $1,064,000.

Sonesta Beach Resort Key Biscayne reported an increase in operating income from $278,000 during the second quarter of 2004 to $480,000 during the 2005 second quarter.  Revenues increased by $465,000 during the 2005 quarter, and expenses increased by $263,000.  Increases in cost and operating expenses, maintenance costs and advertising were partially offset by decreased administrative and general expenses and depreciation expense.  Administrative and general expense decreased because of lower insurance expense, since the obligation to insure the building has been assumed by the partnership into which the hotel assets were transferred in April 2005 (see Note 10).  Second quarter 2005 operating income at Royal Sonesta Hotel Boston (Cambridge) increased by $370,000 to $1,401,000.  Revenue increases of $642,000 were partially offset by an increase in expenses of $272,000.  This expense increase was mainly due to increased cost and operating expenses.  Royal Sonesta Hotel New Orleans experienced a slight $10,000 decrease in operating income in the 2005 second quarter compared to 2004.  Revenues during the 2005 second quarter declined by $75,000, and overall expenses decreased by $65,000.  Increased cost and operating expenses were offset by decreased rent expense.  This decrease in rent was due to slightly lower income during the 2005 second quarter, and due to an increase in capital additions and replacements, which are deducted from income for purposes of calculating percentage rent due under the lease under which the Company operates the Hotel.  The loss from management activities, which is computed after giving effect to management and marketing fees from the Company’s owned and leased hotels, decreased from $891,000 in the 2004 second quarter to $389,000 during the 2005 second quarter.  Revenues from these activities increased by $337,000, and expenses decreased by $165,000.  The decrease in costs was mainly due to lower administrative and general expenses.  Last year’s expenses included costs to arbitrate a dispute with the owner of the Chateau Sonesta Hotel New Orleans.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $606,000 to $923,000 during the second quarter of 2005.  The mortgage loan secured by Sonesta Beach Resort Key Biscayne was repaid on April 19, 2005 (see Note 10 – Transfer of Assets).

Interest income increased from $81,000 during the 2004 second quarter to $274,000 during the 2005 second quarter.  This was primarily due to increased short term investment income on the Company’s cash balances, which included the proceeds received following the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10).

The gain on sale reported during the second quarter of 2005 of $125,000 was primarily due to the sale of a non-essential asset in Tuscany, Italy.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a net tax benefit of $3,519,000 during first six months of 2005.  This benefit resulted primarily from the reversal of previously recorded valuation allowances.  The Company recorded valuation allowances of $3,862,000 against the 2003 and 2004 federal income tax benefits because it was uncertain if the Company would realize a future benefit for the losses incurred during 2003 and 2004.  In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry-forwards.  In April 2005, the Company realized significant taxable income from a transaction involving the redevelopment of the Sonesta Beach Resort Key Biscayne (see Note 10 – Transfer of Assets).  The Company now expects to realize the benefit of the prior year losses, and the valuation allowances were reversed in the first quarter of 2005.

Included in the current tax liability at June 30, 2005 of $7,277,000 are Florida state tax and federal tax payments due for 2005 on the taxable income in connection with the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne in April 2005 (see Note 10 – Transfer of Assets).  Since the Company is accounting for this transaction using the financing method, it will defer recognizing the gain on the sale of assets, and the tax expense is therefor included as a long-term deferred tax asset on the Company’s balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $31,543,000 at June 30, 2005.

In April 2005 the Company received approximately $30,000,000 related to the transfer of the land and improvements of the Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner.  In connection with the same transaction, the mortgage loan secured by the assets of Sonesta Beach Resort Key Biscayne was repaid ($29,967,000), and the Company paid $5,572,000 to reduce the principal balance of the Royal Sonesta Hotel Boston (Cambridge) loan, which reduced the balance to $34,061,000.  Federal and state taxes due on this transaction for 2005 are included in the current tax liability of $7,277,000.

In June 2005 the Company paid a dividend of $1.00 per share for a total amount of $3,698,000.

The Company contributed $2,188,000 to its Pension Plan in July 2005.

Company management believes that the cash resources will be more than adequate to meet its cash requirements for 2005 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.    The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2005.   This information should be read in conjunction with Note 3—Borrowing Arrangements.

Long Term Debt (in thousands) maturing in:

	YEAR
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$602	$665	$32,794	$34,061	$35,696
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2005.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 16, 2005.    All nominees for directors were elected.   The results of the votes with regards to the election of directors were as follows.

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

George S. Abrams	1,573,630	13,796
Vernon R. Alden	1,573,570	13,856
Joseph L. Bower	1,573,674	13,752
Charles J. Clark	1,573,274	14,152
Stephen Sonnabend	1,557,238	30,188
Peter J. Sonnabend	1,557,238	30,188
Roger P. Sonnabend	1,557,178	30,248
Stephanie Sonnabend	1,557,222	30,204
Jean C. Tempel	1,573,630	13,796

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/	Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as
Principal Financial Officer)

Date: August 12, 2005