Form 10-Q
period 2005-11-14
SONESTA INTERNATIONAL HOTELS CORP
filed 2005-11-14
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of November 10, 2005 -- $.80 par value,
Class A - 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I - Item 1. Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004

	(in thousands)
	September 30 2005	December 31 2004

ASSETS
Current assets:
Cash and cash equivalents	$26,419	$7,950
Restricted cash	914	927
Accounts and notes receivable:
Trade, less allowance of $127 ($212 at December 31, 2004) for doubtful accounts	7,643	6,960
Other, including current portion of long-term receivables and advances	1,695	1,601
Total accounts and notes receivable	9,338	8,561
Inventories	1,025	1,215
Current deferred tax assets	409	--
Prepaid expenses and other	1,455	2,455

Total current assets	39,560	21,108

Long-term receivables and advances	8,830	9,066

Deferred tax assets	6,122	--

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	57,483	57,861
Furniture and equipment	43,738	41,050
Leasehold improvements	7,559	7,527
Projects in progress	--	148
	117,882	115,688

Less: accumulated depreciation and amortization	44,596	39,050
Net property and equipment	73,286	76,638

Other long-term assets	2,272	2,725
	$130,070	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004

	(in thousands)
	September 30 2005	December 31 2004

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,997	$3,383
Advance deposits	2,260	2,861
Federal, foreign and state income taxes	1,403	740
Accrued liabilities:
Salaries and wages	1,673	2,111
Rentals	3,538	6,417
Interest	1,255	305
Pension and other employee benefits	282	751
Other	2,412	1,056

Total accrued liabilities	9,160	10,640

Total current liabilities	15,820	17,624

Long-term debt	34,061	69,816

Finance obligation	59,728	--

Deferred tax liabilities	--	5,131

Other non-current liabilities	6,329	5,702

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized - 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	21,303	18,435
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total stockholders’ equity	14,132	11,264
	$130,070	$109,537

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Rooms	$9,975	$10,172	$38,656	$38,321
Food and beverage	4,316	5,327	18,752	18,845
Management, license and service fees	293	830	3,380	3,036
Parking, telephone and other	1,641	1,909	6,465	6,489
	16,225	18,238	67,253	66,691
Costs and expenses:
Costs and operating expenses	9,987	9,740	31,996	30,522
Advertising and promotion	1,823	1,895	5,726	5,576
Administrative and general	3,664	3,594	11,847	11,426
Human resources	416	412	1,190	1,145
Maintenance	1,324	1,432	4,178	4,204
Rentals	(495)	92	4,159	4,983
Property taxes	728	871	2,080	2,089
Depreciation and amortization	2,098	2,091	5,999	6,327
	19,545	20,127	67,175	66,272
Operating income (loss)	(3,320)	(1,889)	78	419

Other income (deductions):
Interest expense	(759)	(1,547)	(3,206)	(4,699)
Interest income	342	100	753	264
Foreign exchange gain (loss)	--	3	(10)	1
Gain on sales of assets	3,954	--	4,079	18
	3,537	(1,444)	1,616	(4,416)

Income (loss) before income tax provision (benefit)	217	(3,333)	1,694	(3,997)
Income tax provision (benefit)	(1,353)	38	(4,872)	217
Net income (loss)	1,570	(3,371)	6,566	(4,214)

Retained earnings at beginning of period	19,733	22,194	18,435	23,037
Cash dividends	--	--	(3,698)	--
Retained earnings at end of period	$21,303	$18,823	$21,303	$18,823

Basic and diluted income (loss) per share	$0.42	$(0.91)	$1.77	$(1.14)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2005	2004
Cash provided (used) by operating activities
Net income (loss)	$6,566	$(4,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	5,999	6,327
Other amortization	43	68
Income tax benefit	(4,519)	--
Gain on sales of assets	(4,079)	(18)
Deferred interest income	(235)	(167)
Deferred interest expense	--	1,893
Changes in assets and liabilities
Restricted cash	13	(2,037)
Accounts and notes receivable	(1,065)	1,560
Inventories	190	35
Prepaid expenses and other	912	256
Accounts payable	(386)	(516)
Advance deposits	(601)	(228)
Federal, foreign and state income taxes	(6,440)	34
Accrued liabilities	(1,068)	663
Cash provided (used) by operating activities	(4,670)	3,656

Cash provided (used) by investing activities
Proceeds from sales of assets	4,945	18
Proceeds from finance obligation	59,978	--
Expenditures for property and equipment	(2,888)	(3,199)
Other investments	--	(27)
Payments received on long-term receivables and advances	1,178	1,094
New loans and advances	(837)	(548)
Cash provided (used) by investing activities	62,376	(2,662)

Cash used by financing activities
Repayment of long-term debt	(35,539)	--
Cash dividends paid	(3,698)	--
Cash used by financing activities	(39,237)	--

Net increase in cash	18,469	994
Cash and cash equivalents at beginning of period	7,950	4,327
Cash and cash equivalents at end of period	$26,419	$5,321

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (continued)

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2005 nine-month period and the 2004 nine-month period was approximately $2,428,000 and $2,743,000, respectively. Cash paid for income taxes in the first nine months of 2005 and 2004 was approximately $6,087,000 and $201,000, respectively. The 2005 tax payments include federal and state taxes paid on the taxable gain resulting from the transfer of assets of Sonesta Beach Resort Key Biscayne (See Note 10 - Transfer of Assets).

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	September 30, 2005	December 31, 2004
Sharm El Sheikh, Egypt (a)	$454	$646
Sonesta Hotel & Suites Coconut Grove (b)	5,009	5,201
Trump International Sonesta Beach Resort (c)	3,715	3,788
Other	1,009	741
Total long-term receivables	10,187	10,376
Less: current portion	1,357	1,310
Net long-term receivables	$8,830	$9,066

(a)
This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan bears interest at the prime rate (6.75% at September 30, 2005) and is adjusted semi-annually. Currently, the loan is being repaid with monthly payments of $23,800. The loan matures in 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002. The Company has loaned $4,000,000 to fund construction and furniture, fixtures and equipment (“FF&E”) costs, and, in addition, has loaned $1,000,000 for pre-opening costs and working capital. The loan for construction and FF&E costs bears interest at the prime rate plus 0.75% (7.50% at September 30, 2005). No interest is being charged on the loan for pre-opening costs. These loans are secured by a mortgage on the hotel property. These loans are being repaid, the loan for pre-opening costs first, out of hotel profits that would otherwise be available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner a certain minimum annual owner’s return, out of the minimum returns funded by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for pre-opening costs ($2,296,000), and advances for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,419,000). No interest will be charged on these advances, which will be repaid out of future available profits generated by the hotel, or will be settled when the Company closes on the purchase option it has for the hotel (see Note 9 - Legal Proceedings).

3.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit. This line bears interest at the prime rate (6.75% at September 30, 2005). Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at June 30, 2005.

Long-Term Debt

	(in thousands)
	September 30, 2005	December 31, 2004
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$34,061	$39,633
Sonesta Beach Resort Limited Partnership:
First mortgage note	--	29,967
Accrued interest	1,255	216
	35,316	69,816
Less current portion of accrued interest	(1,255)	--
Total long-term debt	$34,061	$69,816

The Company’s long-term debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $20,242,000 at September 30, 2005. The interest rate is 8.6% for the term of the loan.

In April 2005, the Company closed on a transaction to transfer the land and improvements of the Sonesta Beach Resort, Key Biscayne (see Note 10 - Transfer of Assets). As part of this transaction, the note secured by the Key Biscayne hotel was repaid. By agreement with the lender, the Company paid $5,572,000 to reduce the principal balance of the Royal Sonesta Hotel Boston (Cambridge) loan to $34,061,000. The $5,572,000 payment included $1,077,000 of deferred principal payments and an additional prepayment of $4,495,000 which was required by the lender because the Key Biscayne and Cambridge mortgage loans were cross-collateralized.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan. Through December 1, 2006, the Company is required to make payments of interest only at 5% per annum, and starting January 1, 2007 and continuing through December 1, 2007, the Company will be required to make payments of interest only at 8.6% per annum. As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan, taking into account the aforementioned prepayments of principal. During the restructuring period, interest will continue to accrue at 8.6%. During the remaining term of the restructuring, excess cash flow from the Cambridge hotel remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest. At September 30, 2005, the escrow balance equaled $914,000, which amount is included in Restricted Cash on the Company’s balance sheet.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Direct departmental costs
Rooms	$3,334	$3,147	$10,384	$9,727
Food and beverage	4,731	4,692	15,633	14,969
Heat, light and power	900	907	2,605	2,544
Other	1,022	994	3,374	3,282
	$9,987	$9,740	$31,996	$30,522

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Nine Months Ended September 30
	2005	2004

Current federal income tax benefit	$(706)	$--
Current foreign income tax provision	271	159
Current state income tax provision	82	58
Deferred state income tax benefit	(296)	--
Deferred federal income tax benefit	(4,223)	--
	$(4,872)	$217

During 2003 and 2004, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits on its pretax losses of approximately $10.6 million incurred during these two years, since it was uncertain if the Company could realize a future benefit for these losses. In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry forwards, for the same reason. In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 - Transfer of Assets). This transaction resulted in significant taxable income, and in the first quarter of 2005, the Company therefore reversed the valuation allowances previously recorded, since it will receive a benefit in 2005 for the prior years’ losses.

In 2005, a foreign subsidiary of the Company sold land it had owned in Costa Rica, and recorded a pre-tax gain of $3,950,000 on the sale. The foreign subsidiary remitted the proceeds to the parent company, and in accordance with IRS Code Section 965(a) of the American Job Creations Act of 2004, the Company was able to receive a “temporary dividends received deduction” of approx. $2.8 million, resulting in tax savings of approximately $1 million, which accounts for the current tax benefit recorded at September 30, 2005, despite the fact that the Company recorded approximately $1.7 million in pre-tax income.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2005 and 2004 follows:

Three-month period ended September 30, 2005
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$16,059	$166	$16,225
Operating income (loss) before depreciation and amortization expense	543	(1,765)	(1,222)
Depreciation and amortization	(1,953)	(145)	(2,098)
Interest income (expense), net	(748)	331	(417)
Gain on sales of assets	--	3,954	3,954
Segment pre-tax income (loss)	(2,158)	2,375	217

Segment assets	80,310	49,760	130,070
Segment capital additions	741	35	776

Nine-month period ended September 30, 2005
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$63,846	$3,407	$67,253
Operating income (loss) before depreciation and amortization expense	8,097	(2,020)	6,077
Depreciation and amortization	(5,546)	(453)	(5,999)
Interest income (expense), net	(3,171)	718	(2,453)
Other deductions	--	(10)	(10)
Gain on sales of assets	--	4,079	4,079
Segment pre-tax income (loss)	(620)	2,314	1,694

Segment assets	80,310	49,760	130,070
Segment capital additions	2,691	197	2,888

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-month period ended September 30, 2004
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$17,399	$839	$18,238
Operating income (loss) before depreciation and amortization expense	1,116	(914)	202
Depreciation and amortization	(1,926)	(165)	(2,091)
Interest income (expense), net	(1,537)	90	(1,447)
Other income	--	3	3
Segment pre-tax loss	(2,347)	(986)	(3,333)

Segment assets	84,460	23,263	107,723
Segment capital additions	1,268	32	1,300

Nine-month period ended September 30, 2004
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$63,629	$3,062	$66,691
Operating income (loss) before depreciation and amortization expense	8,640	(1,894)	6,746
Depreciation and amortization	(5,832)	(495)	(6,327)
Interest income (expense), net	(4,670)	235	(4,435)
Other income	7	12	19
Segment pre-tax loss	(1,855)	(2,142)	(3,997)

Segment assets	84,460	23,263	107,723
Segment capital additions	2,960	239	3,199

7.	Earnings per Share

As the Company has no dilutive or potentially dilutive securities, there is no difference between basic and diluted earnings per share. The following table sets forth the computation of basic income and losses per share (in thousands):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Numerator:
Income (loss) from operations	$1,570	$(3,371)	$6,566	$(4,214)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.42	$(0.91)	$1.77	$(1.14)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	(in thousands)
	Nine Months ended September 30
	2005	2004

Service cost	$1,399	$1,214
Interest cost	1,508	1,399
Expected return on assets	(1,304)	(1,194)
Amortization of prior service cost	67	67
Amortization of transition asset	(66)	(66)
Recognized actuarial loss	506	361
Total plan benefit cost	2,110	1,781
Less: amounts charged to hotels operated under management agreements	(270)	(99)
Net periodic benefit cost included in the consolidated statements of operations	$1,840	$1,682

The Company made a contribution to the Pension Plan of $2,188,000 in July 2005.

The Company does not have any other post-retirement benefit plans.

9.	Legal Proceedings

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a Management Agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business in April 2003. The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The Management Agreement includes an option for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”). The purchase price is twenty million dollars ($20,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel Lot. SHF exercised its purchase option in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. On September 28, 2005, SILV and the Company entered into an agreement pursuant to which, subject to certain contingencies, the transaction will close in early January 2006; however, the Company’s management of the Hotel and its ownership of the Hotel Lot beyond January 2008 is also subject to certain contingencies. Since payments on the mortgage loan following the closing of the sale are the same as the payments of minimum owner’s return and additional owner’s return under the Management Agreement, there is no effect on the Company’s cash flow from operations as a result of this delay in closing the transaction. The delay does postpone the repayment to the Company of the approximately $2,296,000 it advanced for the Hotel’s pre-opening expenses.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Sale and Transfer of Assets

During the 2005 third quarter the Company sold land it owned in Costa Rica for $4.5 million, and reported a $3,950,000 pretax gain after deducting the $450,000 book value of the land and related expenses. Since 1995 the Company had owned the site, which was intended for a new resort, but the development never materialized.

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

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has accounted for the transaction at September 30, 2005 as follows:

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

2.
Since the Company continues to operate the existing Hotel, all the Hotel’s assets remain included in fixed assets (with a net book value at September 30, 2005 of $37,227,000) and continue to be depreciated. All revenues and continuing expenses of the hotel operations are included in the statement of operations.

3.
For federal and state income tax purposes, the Company will report a taxable gain in 2005 of approximately $29.7 million on this transaction, but will have the benefit of loss carryforwards from 2003 and 2004 of approximately $10.6 million. Federal and state taxes paid on the taxable gain are recorded as deferred tax assets.

Part I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 2005 COMPARED TO 2004

During the first nine months of 2005, the Company recorded net income of $6,566,000, or $1.77 per share, compared to a net loss of $4,214,000, or $(1.14) per share, during the first nine months of 2004. The increase in income was primarily a result of:

1. A pre-tax gain of $3,950,000 on the sale in the third quarter of 2005 of a piece of land in Costa Rica. The Company invested in this property back in 1995 with the intent to develop a hotel together with a partner, which plans never materialized.

2. A reduction in interest expense resulting from the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne in April 2005 (See Note 10 - Transfer of Assets). In addition, and as part of the same transaction, the principal balance of the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) was reduced.

3. Increased interest income from the short term investment of the proceeds of the cash received following the transfer of the Sonesta Beach Resort Key Biscayne assets in April 2005 (see Note 10 - Transfer of Assets).

4. Tax benefits realized during 2005 as a result of the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 - Transfer of Assets) and the sale of land in Costa Rica (see Note 5 - Federal, Foreign and State Income Taxes).

A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2005	2004
Sonesta Beach Resort Key Biscayne	300	$21,506	$21,380
Royal Sonesta Hotel Boston (Cambridge)	400	17,532	17,269
Royal Sonesta Hotel New Orleans	500	24,809	24,981
Management and service fees and other revenues		3,406	3,061
Total revenues		$67,253	$66,691

Total revenues for the first nine months of 2005 were $67,253,000 compared to $66,691,000 in 2004, an increase of approximately $562,000.

Revenues during the first nine months of 2005 at Sonesta Beach Resort Key Biscayne increased by $126,000, less than 1%, compared to the same period in 2004. Room revenues increased by $313,000 due to a 3% increase in room revenue per available room (“REVPAR”). Increases in average room rates achieved offset a slight decrease in occupancy levels. Revenues from other sources, including food and beverage, decreased by $187,000, or 2%, in the nine-month period ended September 30, 2005 compared to 2004. This was mainly due to a decrease in room nights generated from the group and convention market segment, which affected the Hotel’s banqueting income. Royal Sonesta Hotel Boston (Cambridge) increased revenues from $17,269,000 during the first nine months of 2004 to $17,532,000 in the same period in 2005, a $263,000 increase. The increase was

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

entirely due to an increase in room revenues resulting from a 3% REVPAR increase, due to higher average room rates achieved. Occupancy in 2005 remained virtually the same compared to 2004. Total revenues at Royal Sonesta Hotel New Orleans during the nine-month period ended September 30, 2005 were $24,809,000 compared to $24,981,000 during the same period in 2004, a $172,000 decrease. Business in New Orleans was seriously affected by the impact of Hurricane Katrina, which struck New Orleans on August 29, 2005. No revenues were generated during the period August 29 through September 13, 2005, and the hotel has operated with limited capacity and services since. Total revenues during the month of September 2005 were $1,350,000 lower compared to September 2004, which erased the increase in revenues during the first eight months of 2005 compared to 2004. For the remainder of the year, the Company believes that business generated from government sources, and from other sources related to the recovery and rebuilding efforts will substantially replace the lost revenues due to an absence of group and convention business. Revenue from management activities increased from $3,061,000 during the first nine months of 2004 to $3,406,000 during the first nine months of 2005, a $345,000 increase. This increase was primarily due to increased fee income from Sonesta Hotel and Suites Coconut Grove and license fee income from Sonesta Maho Beach, St. Maarten, which Hotel was added during the summer of 2004.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2005	2004
Sonesta Beach Resort Key Biscayne	$1,194	$968
Royal Sonesta Hotel Boston (Cambridge)	637	974
Royal Sonesta Hotel New Orleans	720	866
Operating income from hotels after management and service fees	2,551	2,808
Management activities and other	(2,473)	(2,389)
Operating income	$78	$419

Operating income for the nine-month period ended September 30, 2005 was $78,000, compared to operating income of $419,000 in 2004, a decrease of approximately $341,000.

Sonesta Beach Resort Key Biscayne recorded operating income of $1,194,000 during the first nine months of 2005 compared to $968,000 during the first nine months of 2004, an increase of $226,000. Revenues increased by $126,000 during the 2005 period compared to last year, and overall expenses decreased by $100,000. This decrease in expenses was primarily due to lower administrative and general and depreciation expenses, which were only partially offset by increased cost and operating expenses and maintenance costs. The decrease in administrative and general expenses resulted primarily from lower insurance expense, since the obligation to insure the building has been assumed by the partnership into which the hotel assets were transferred in April 2005 (see Note 10 - Transfer of Assets). Royal Sonesta Hotel Boston (Cambridge) reported operating income of $637,000 during the nine month period ended September 30, 2005, compared to $974,000 in the same period in 2004, a $337,000 decrease. Revenues during the first nine months increased by $263,000 but expenses increased by $600,000 in 2005, representing a 4% increase compared to 2004. The expense increase was almost entirely due to increased cost and operating expenses, resulting from increased payroll and benefit costs, as well as increased expenses for supplies and operating equipment in both the rooms and food and beverage departments. Operating income during the first nine months of 2005 at Royal Sonesta Hotel New Orleans was $720,000, a $146,000 decrease compared to operating income achieved during the first nine months of 2004 of $866,000. Revenues during the first nine months of 2005 decreased by $172,000, and expenses decreased slightly by $26,000 in 2005 compared to 2004. Increased cost and operating expenses and administrative and general expenses were offset by a decrease in rent expense due under the lease under which the Company operates the Hotel. The Company pays a percentage rent based on the hotel’s cash flow after deducting capital additions and replacements. The lower rent expense resulted both from lower income as well as an increase in capital expenditures to repair the damage to the hotel from Hurricane Katrina. The operating loss from management activities, which is computed after giving effect to management income from the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

owned and leased hotels, increased slightly from $2,389,000 in the nine-month period ended September 30, 2004, to $2,473,000 in the nine-month period ended September 30, 2005. Increases in management income of $345,000 were offset by increased expenses related to these activities of $429,000. This increase in expenses was mainly due to an increase in administrative and general expenses resulting from the addition of a Vice President of Development to the corporate staff, and by increases in costs of employee benefits, including health and pension benefits.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $1,493,000 during the first nine months of 2005 compared to 2004. This was due to the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne, and the reduction of the principal balance of the mortgage loan on Royal Sonesta Hotel Boston (Cambridge) in April 2005 (see Note 10 - Transfer of Assets and Note 3 - Borrowing Arrangements).

Interest income increased from $264,000 during the first nine months of 2004 to $753,000 during the first nine months of 2005, primarily due to an increase in short term investment income on the Company’s cash balances. In April 2005, the Company received approximately $30,000,000 following the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner (see Note 10 - Transfer of Assets).

The 2005 gain on sale includes a $3,950,000 gain on the sale of land the Company had owned since 1995 in Costa Rica. The site was intended for a new resort to be operated by the Company, but the development never materialized. The remaining gain resulted primarily from the sale of a non-essential asset in Tuscany, Italy.

THIRD QUARTER 2005 COMPARED TO 2004

During the third quarter of 2005 the Company recorded net income of $1,570,000, or $0.42 per share, compared to a net loss during the third quarter of 2004 of $3,371,000, or $(0.91) per share. Income during the third quarter of 2005 benefited from a $3,950,000 pre-tax gain on the sale of land the Company had owned since 1995 in Costa Rica. The Company received a special tax deduction related to the remittance of the sale proceeds (see Note 5 - Federal, Foreign and State Taxes). Interest expense decreased as a result of the repayment of the mortgage loan on Sonesta Beach Resort Key Biscayne and the reduction of the mortgage debt on Royal Sonesta Hotel Boston (Cambridge) in April 2005 (see Note 10 - Transfer of Assets and Note 3 - Borrowing Arrangements). Interest income benefited from the short term investment proceeds of the cash received in the transaction that transferred the land and improvements of Sonesta Beach Resort Key Biscayne into a new partnership to redevelop the site (see Note 10). Hurricane Katrina affected revenues and income of Royal Sonesta Hotel New Orleans during the third quarter, and also affected the 2005 fee income from Chateau Sonesta Hotel New Orleans, which the Company operates under a management contract. Hurricane Katrina, and an active hurricane season in general, also affected business in South Florida, which had a detrimental effect on the fee income the Company will earn in 2005 from Sonesta Hotel and Suites Coconut Grove and Trump International Sonesta Beach Resort Sunny Isles.

A more detailed analysis of the revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2005	2004
Sonesta Beach Resort Key Biscayne	300	$4,440	$4,569
Royal Sonesta Hotel Boston (Cambridge)	400	6,536	7,050
Royal Sonesta Hotel New Orleans	500	5,083	5,781
Management and service fees and other revenues		166	838
Total revenues		$16,225	$18,238

Total revenues for the quarter ended September 30, 2005 were $16,225,000 compared to $18,238,000 in the same period in 2004, a decrease of approximately $2,013,000.

Revenues during the 2005 third quarter at Sonesta Beach Resort Key Biscayne decreased by $129,000 to $4,440,000. The Hotel maintained its room revenues slightly ahead of the room revenues achieved during the 2004 third quarter, due to an increase in average rates. However, because of lower occupancy and a decrease in business from the group and convention market segment, revenues from other sources, in particular banqueting, was significantly less in the 2005 quarter compared to 2004. Royal Sonesta Hotel Boston (Cambridge) had a disappointing 2005 third quarter, in a Boston/Cambridge market that generally did not perform very well during the summer of 2005. Room revenues were $96,000 lower in the 2005 third quarter compared to 2004 due to a 2% decrease in room revenue per available room (“REVPAR”). Food and beverage revenues and revenues from other sources decreased by $418,000 in the 2005 third quarter (a 16% decrease) primarily due to a reduction in group and convention business. Royal Sonesta Hotel New Orleans, which was enjoying good summer business in July and August, generated no revenues during the period August 29 through September 13, 2005 due to the effects of Hurricane Katrina. The Hotel has operated with limited capacity and services since, and its September 2005 revenues were approximately $1,350,000 less than in September 2004. Overall, revenues during the 2005 third quarter were $698,000 below the same quarter in 2004. For the remainder of the year, the Company expects that business related to the rebuilding of the City, including government business, should substantially offset the decrease in revenues due to the absence of group and convention business, which in 2004 counted for almost half of the room nights sold at the Hotel. Revenues from management activities decreased by $672,000 during the third quarter of 2005 compared to the 2004 quarter. This was mainly due to decreases in incentive fees and a bonus guarantee fee from Chateau Sonesta Hotel New Orleans, which suffered damage during Hurricane Katrina and has been closed for business since August 28, 2005. The realizability of these fees now depends on the availability of business interruption insurance proceeds under the hotel owner’s insurance policy, which is uncertain at this point in time. The active hurricane season, including Hurricane Katrina in August, also affected business at Trump International Sonesta Beach Resort Sunny Isles and Sonesta Hotel and Suites Coconut Grove, which resulted in decreased management and marketing fee income from these hotels. In Egypt, fee income from the Company’s managed properties decreased primarily due to lower fee income from the Company’s two resorts in Sharm el Sheikh, where business was affected after the terrorist incident in this resort city.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2005	2004
Sonesta Beach Resort Key Biscayne	$(1,533)	$(1,791)
Royal Sonesta Hotel Boston (Cambridge)	649	1,210
Royal Sonesta Hotel New Orleans	(525)	(229)
Operating loss from hotels after management and service fees	(1,409)	(810)
Management activities and other	(1,911)	(1,079)
Operating loss	$(3,320)	$(1,889)

Operating loss during the quarter ended September 30, 2005 was $3,320,000, compared to an operating loss of $1,889,000 in the quarter ended September 30, 2004, an increase of approximately $1,431,000.

Sonesta Beach Resort Key Biscayne decreased its operating loss during the typically slow third quarter from $1,791,000 in 2004 to $1,533,000 in 2005, a decrease of $258,000. Revenues during the 2005 third quarter were slightly lower by $129,000 compared to 2004, but overall expenses decreased by $387,000 during the 2005 third quarter. Cost and operating expenses did not increase compared to 2004 as a result of lower occupancy levels. The Hotel also recorded lower advertising and depreciation expense, and a decrease in administrative and general expense primarily because of lower insurance expense, since the obligation to insure the building has been assumed by the partnership into which the Hotel assets were transferred in April 2005 (see Note 10). Royal Sonesta Hotel Boston (Cambridge) reported a $561,000 decrease in operating income during the 2005 third quarter compared to last year. Revenues decreased by $514,000 during the 2005 third quarter compared to last year, and overall expenses increased by $47,000. The Hotel’s occupancy was virtually the same in the third quarter of 2005 compared to the 2004 quarter, and as a result the Hotel had limited opportunities to save on operating expenses. Royal Sonesta Hotel New Orleans reported an operating loss of $525,000 during the 2005 third quarter compared to an operating loss of $229,000 in the 2004 third quarter. Due to the effects of Hurricane Katrina revenues decreased by $698,000 during the 2005 third quarter compared to last year. The decrease in revenue was partially offset by a $402,000 decrease in expenses in the 2005 third quarter. This decrease in expenses was primarily from lower rent expense payable under the lease under which the Company operates the Hotel. The Company pays a percentage rent based on the hotel’s cash flow after capital additions and replacements. The lower rent is a result of reduced income of the Hotel, as well as an increase in capital expenditures to repair the damage from Hurricane Katrina. The operating loss from management activities, which is computed after giving effect to management and marketing fees from the Company’s owned and leased hotels, increased by $832,000 to $1,911,000 during the third quarter of 2005. Management income decreased by $672,000 during the 2005 quarter compared to last year, and expenses related to these activities increased by $160,000.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $788,000 to $759,000 during the third quarter of 2005. On April 19, 2005, the mortgage loan secured by Sonesta Beach Resort Key Biscayne was repaid, and the principal balance of the mortgage loan on Royal Sonesta Hotel Boston ( Cambridge) was reduced by $5,572,000 (see Notes 3 and 10).

Interest income increased from $100,000 during the 2004 third quarter to $342,000 during the 2005 third quarter. This was primarily due to increased short term investment income on the Company’s cash balances, which included the proceeds received following the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Included in the third quarter of 2005 is a $3,950,000 gain on sale of land the Company had owned since 1995 in Costa Rica. The site was intended for a new resort to be operated by the Company, but the development never materialized.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a net tax benefit of $4,872,000 during the first nine months of 2005.

During 2003 and 2004, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits on its pre-tax losses of approximately $10.6 million incurred during these two years, since it was uncertain if the Company could realize a future benefit for these losses. In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry forwards, for the same reason. In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne (see Note 10 - Transfer of Assets). This transaction resulted in significant taxable income, and in the first quarter of 2005, the Company therefore reversed the valuation allowances previously recorded, since it will receive a benefit in 2005 for the prior years’ losses.

In 2005, a foreign subsidiary of the Company sold land it had owned in Costa Rica, and recorded a pre-tax gain of $3,950,000 on the sale. The foreign subsidiary remitted the proceeds to the parent company, and in accordance with IRS Code Section 965(a) of the American Job Creations Act of 2004, the Company was able to receive a “temporary dividends received deduction” of approx. $2.8 million, resulting in tax savings of approx. $1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $26.4 million at September 30, 2005.

In April 2005 the Company received approximately $30,000,000 related to the transfer of the land and improvements of the Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner. In connection with the same transaction, a $29,967,000 mortgage loan secured by the assets of Sonesta Beach Resort Key Biscayne was repaid, and the Company paid $5,572,000 to reduce the principal balance of the Royal Sonesta Hotel Boston (Cambridge) loan, which reduced the balance to $34,061,000.

In the 2005 third quarter the Company sold land it owned in Costa Rica for $4.5 million, and reported a $3,950,000 pre-tax gain after deducting the $450,000 book value of the land and related expenses.

In June 2005 the Company paid a dividend of $1.00 per share for a total amount of $3,698,000.

The Company contributed $2,188,000 to its Pension Plan in July 2005.

In September 2005 the Company made an estimated federal income tax payment of $5,700,000.

Company management believes that the cash resources will be more than adequate to meet its cash requirements for 2005 and beyond.

PART I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company uses fixed rate debt to finance the ownership of one of its properties. The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2005. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Long Term Debt (in thousands) maturing in:

	YEAR
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate	$--	$--	$--	$602	$665	$32,794	$34,061	$35,976
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I - Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2005.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended September 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 14, 2005