Form 10-K
period 2005-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2006-03-31
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107
(State or other Jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

116 Huntington Avenue, Boston, MA 02116
(Address of principal executive offices)
(Zip Code)

(Registrant's telephone number, including area code:)
(617) 421-5400

Securities to be registered pursuant to Section 12 (b) of the Act:

NONE
(Title of Class)

Securities to be registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock $ .80 par value per share	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X   No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined on Rule 126-2 of the Exchange Act.

Large accelerated filer    Accelerated filer   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act. Yes     No X

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $41,988,660.

The number of shares outstanding of the registrant's common stock as of the close of business on March 17, 2006 was 3,698,230.

Documents incorporated by reference

1.  Portions of the annual report to shareholders for the year ended December 31, 2005 are incorporated by reference into Parts I and II. The 2005 Annual Report is filed with this Form 10-K as Exhibit 13.

2.  Portions of the proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III.

An Index to Exhibits appears on pages 17 through 22 of this Form 10-K.

______________________________________________________________________________

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 30, 2005

PART I

Item 1.  Business

    (a) General Development of Business. The Company is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; and New Orleans, Louisiana. It also operates, under management agreements, hotels in Southampton, Bermuda (until June 1, 2004); New Orleans, Louisiana; Coconut Grove, Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Orlando, Florida and Hammamat Pharoun and Ras Sedr, Egypt. In addition, the Company has franchise agreements for hotels in St. Maarten, Brazil and Peru. A licensed property in Sao Paulo, Brazil, opened in December 2004, and a licensed hotel was added in St. Maarten in July 2004.

    The Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, of which it is a 50% owner, in April 2005. Detailed information regarding this major transaction is incorporated by reference from Note 2 to the Company’s consolidated financial statements (pages 16 through 18 of the Annual Report to Shareholders, filed herewith as Exhibit 13).

    In general, business levels declined during 2005. Revenues of Royal Sonesta Hotel Boston (Cambridge) increased, but Royal Sonesta Hotel New Orleans and Sonesta Beach Resort Key Biscayne both experienced a decline in revenues in 2005 compared to 2004. In addition, income from management activities decreased in 2005 compared to 2004.

    (b)  Financial Information About Segments. This information is incorporated by reference from Note 8 to the Company’s consolidated financial statements (pages 21 and 22 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13).

    (c) Narrative Description of Business. The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2005, the Company made such capital expenditures totaling approximately $8,851,000.

    The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

    The Company has approximately 1,319 employees. The Company considers its relations with its employees to be satisfactory.

    While the business of the Company's individual hotels is seasonal, the diverse locations of the Company’s three owned or leased properties tend to mitigate the impact of this factor. Traditionally, only the third quarter has produced significantly less revenues and operating income than the first, second and fourth quarters, although these seasonal fluctuations do not materially affect the Company's business activities.

    The following tables reflects total revenues, annual occupancy percentages, average room rates and room revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2005, 2004 and 2003. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

					TOTAL
					REVENUES
		NUMBER OF	YEAR BUILT		(in thousands)
HOTEL		ROOMS	OR ACQUIRED	2005	2004	2003

Sonesta Beach Resort Key Biscayne	Leased (1)	300	1998	$27,395	$28,170	$26,587
Royal Sonesta Hotel Boston (Cambridge)	Owned	400	1963/1984	23,986	23,279	21,622
Royal Sonesta Hotel New Orleans	Leased	500	1969	32,757	34,051	33,210

(1)	In April 2005 the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner.

		AVERAGE			AVERAGE
		OCCUPANCY			DAILY
		PERCENTAGE			RATE
HOTEL	2005	2004	2003	2005	2004	2003

Sonesta Beach Resort Key Biscayne	66.0%	69.5%	66.8%	$208	$196	$194
Royal Sonesta Hotel Boston (Cambridge)	65.5%	64.8%	62.0%	155	149	141
Royal Sonesta Hotel New Orleans	82.2%	76.9%	79.2%	163	165	155

		"REVPAR"
HOTEL	2005	2004	2003

Sonesta Beach Resort Key Biscayne	$137	$136	$130
Royal Sonesta Hotel Boston (Cambridge)	102	96	87
Royal Sonesta Hotel New Orleans	134	127	123

Note: Royal Sonesta Hotel New Orleans did not generate revenues for a 15 day period following Hurricane Katrina. The number of rooms available is adjusted accordingly.

The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

For revenues by types of services provided for the three years ended December 31, 2005, reference is made to the Consolidated Statements of Operations which appear on page 10 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

    (d)  Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 8 on pages 21 and 22 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 1A.  Risk Factors

The Company’s business is subject to various risks that could have a negative effect on the Company’s results from operations and its financial condition. These risks could cause results to differ materially from those expressed in forward-looking statements contained in the Managements’ Discussion and Analysis and the footnotes to the Company’s 2005 Annual Report, which is filed herewith as Exhibit 13.

The lodging industry is highly competitive. The Company competes with much larger hotel chains, and its ability to compete successfully depends on its ability to offer business and leisure travelers lodging products and services that are perceived to be of equal of better quality and value than those offered by its competitors.

The Company is subject to a range of operating risks common to the hotel industry. These operating risks include, but are not limited to:

1)	the availability of and demand for hotel rooms in the markets we operate;

2)	international, national and regional economic and political conditions;

3)	the impact of war and terrorist activity (including threats of terrorist activity and other matter that influence and/or limit travel, such as travelers’ fears of contagious diseases (i.e. Asian Flu);

4)	the occurrence of natural disasters, such as hurricanes;

5)	taxes and government regulations that influence or determine wages, and cost prices of goods and services the Company uses to operate our hotels;

6)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

7)	relationships and disputes with owners of our hotels operated under management agreements.

There are certain risks that pose a more significant threat to the Company’s future results and financial condition, because of the particular businesses the Company is involved in, and the markets in which we operate. These include:

1)
the Company is a 50% partner in a development partnership, which was created in 2005 to redevelop the site of Sonesta Beach Resort Key Biscayne. This transaction is described in detail in Note 2 on pages 16 through 18 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13. The Company received approximately $60 million in non-refundable proceeds in April 2005 after it contributed the land and improvements of Sonesta Beach Resort Key Biscayne to the development partnership. In addition, the Company received an equity position, valued by the partnership at $60 million. Future proceeds are dependent on the successful development of a new resort, and the sales of condominium units at sufficient prices to cover all costs of the development and construction of the new resort;

2)
a major portion of the Company’s revenues and income is derived from its owned and leased hotels, and from its managed hotels, in the United States. Of the Company’s six (6) U.S. hotels, three (3) are located in the Miami, Florida area, two (2) are located in New Orleans, and one (1) is located in Cambridge, Massachusetts. This means the Company’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets;

3)
five of the Company’s six U.S. hotels are located either in New Orleans or in the Miami, Florida area. These areas are prone to hurricanes, and the Company’s financial condition will be impacted if its hotels suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas. In 2005, the Company’s results were impacted by Hurricanes Katrina and Rita, which affected the New Orleans region, and by Hurricanes Katrina, Rita and Wilma, which affected the Miami, Florida area. As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the Company, and the owners of the Company’s managed hotels, have significant deductibles, and certain caps on coverages for windstorm and flood;

4)
the Company operates two (2) hotels in New Orleans, Louisiana. The business in this market has historically been heavily dependent on group and convention business. Hurricane Katrina, which struck New Orleans on August 29, 2005, caused major damage to the city’s convention center and infrastructure, which caused the cancellation of substantially all group and convention business following the storm. To date, the Company’s hotels, in particular Royal Sonesta Hotel New Orleans, have been successful in replacing the convention business with government business and other business related to the recovery and rebuilding efforts in New Orleans. Going forward, especially when more hotels reopen after repairing damage from the storm, results of New Orleans hotels will be heavily dependent on the return of group and convention business to the City of New Orleans. In addition, the impact of Hurricane Katrina forced a very significant number of the Company’s employees to leave the City due to lack of housing. Replacement staff is in very short supply, and the hotels will face an increase in payroll costs as a result, especially as they resume full business operations, including operations of all food and beverage outlets;

5)
during 2005, the Company’s management revenues from its hotels in Egypt totaled approximately $1.9 million ($2.0 million in 2004). In previous years, Egypt has experienced terrorist activity, which affected tourism. Potential future terrorist incidents will affect tourism to Egypt, and the Company’s management income from this region.

Item 2.  Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in Royal Sonesta Hotel, Boston (Cambridge), Massachusetts. Sonesta Beach Resort Key Biscayne was owned by the Company until April 2005, when it transferred the land and assets into a development partnership, of which the Company is a 50% owner. Since April 2005, the Key Biscayne property is operated under a $1 per year lease with the development partnership. The Company expects operations to cease in August 2006. Detailed information regarding this major transaction is incorporated by reference from Note 2 to the Company’s consolidated financial statements (pages 16 through 18 of the Annual Report to Shareholders, filed herewith as Exhibit 13). Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the Company which appear on pages 18 and 19 of the Company's 2005 Annual Report to Shareholders, filed herewith as Exhibit 13, for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its remaining ten-year extension option. As of March 14, 2006, The Company has exercised options through September 30, 2014.

The Company also operates under management agreements hotels in Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida; New Orleans, Louisiana; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and three Nile River cruise vessels. A management agreement for a hotel in Southampton, Bermuda ended June 1, 2004. The Company has granted licenses for the use of its name to six (6) hotels in Peru. The Company granted a license to a hotel in St. Maarten, commencing July 2004, and to a hotel that opened in Sao Paulo, Brazil, in December 2004.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116. That lease commenced May 1, 2002, and has a 10-year term.

Item 3.  Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a management agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business in April 2003. The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The management agreement includes an option for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”) and meeting facilities (the “Commercial Lot”). The combined purchase price is twenty four million dollars ($24,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel and Commercial Lot. SHF exercised its purchase option for the Hotel Lot in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. In connection with a mediation procedure, SILV and the Company entered into an agreement in September 2005 pursuant to which, subject to certain contingencies, the transaction would close in January 2006. In addition, the Company and SILV agreed on the amount of pre-opening expenses the Company advanced and is entitled to receive back following a completion of the purchase transaction; and also agreed on the amount SILV is entitled to for the Company’s contribution to the hotel’s non-guestroom furniture, fixtures and equipment. Both these issues were the subject of previous arbitration procedures. SILV and the Company have been working on finalizing closing documents, but the actual closing has been further delayed as certain items in the agreement of September 2005 have not been concluded, and additional issues have been raised. The Company will continue to work on finding an amicable solution to these issues, but doesn’t preclude going back to court to compel SILV to close on the transaction. Meanwhile, the Company settled the amount owed for pre-opening expenses, after deducting amounts owed to SILV for the Company’s FF&E contribution, from hotel funds that would otherwise be owed to SILV. If the closing of the purchase takes place pursuant to the agreement reached in September 2005, minimum annual payments due to SILV would increase from the current $800,000 due under the management agreement to $900,000 in 2006, and increase by $50,000 increments each year to a maximum of $1,100,000 in 2010 and each year thereafter. Therefore, the delay has no detrimental effect on the Company’s cash flow. Based on the terms of the September 2005 agreement, and assuming the purchase will be completed, the Company’s management and ownership of the Hotel and Commercial Lot beyond January 2008 is subject to certain contingencies, which include standards regarding the quality of the operations.

Chateau Sonesta Hotel New Orleans

A subsidiary of the Company, Sonesta Louisiana Hotels Corporation (“SLHC”), which operates Chateau Sonesta Hotel, in New Orleans (the “Hotel”), was involved in an arbitration pursuant to the terms of the Management Agreement between the owner of the Hotel and SLHC. The owner alleged that SLHC failed to perform certain obligations under the Management Agreement, specifically its obligations to (A) “use all reasonable efforts to operate the Hotel…in a manner that achieves a high level of guest satisfaction and profitability”, and (B) exercise all reasonable efforts to assure that Sonesta Hotels’ corporate services “are billed to the Hotel and to the Royal Sonesta Hotel, New Orleans on a fair and equitable basis”. The position established by owner’s arbiter claimed damages of $2,952,000, and SLHC’s arbiter maintained that no more than $268,000 in damages should be awarded. In May 2004, a decision was rendered in favor of SLHC by a third arbiter selected by the parties. The Company recorded expenses of $281,000 and $847,000 in 2004 and 2003, respectively, related to the award for damages of $268,000, as well as its share of the costs of the arbitration, and the Company’s legal and consulting fees.

The Company is also from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company’s financial condition.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matter

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

A special dividend of $1.00 per share was paid in June 2005, and a dividend of $0.10 per share was declared in December 2005, but was paid in January 2006. A dividend of $ .05 was paid on the Company’s common stock in July 2003. No dividend was paid in 2004. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 13 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 6.  Selected Financial Data

Selected Financial Data, which appears on page 2 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13, is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The remainder of the information required by Item 7 is incorporated by reference from pages 3 through 9 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from pages 8 and 9 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 8.      Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Vitale, Caturano & Company, Ltd. dated March 15, 2006 are incorporated herein by reference from the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Selected Quarterly Financial Data are incorporated by reference on page 9 of the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 9.      Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

Effective November 15, 2004, the Company’s Audit Committee dismissed Ernst & Young LLP as its independent auditor. Effective the same date, Vitale, Caturano & Company, Ltd. was engaged as the new independent auditor.

There were no disagreements with auditors on accounting principles or practices or financial statement disclosures during 2005.

Item 9A.     Controls and Procedures

As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2005.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Executive Officers are:

Name	Present Position	Age	Employment History 2001 to Present
Roger P. Sonnabend	Executive Chairman of the Board	80	Chairman and Chief Executive Officer until December 2003
Peter J. Sonnabend	Chief Executive Officer and Vice Chairman	52	Vice Chairman and Vice President until December 2003, Secretary until May 2003
Stephanie Sonnabend	Chief Executive Officer and President	53	President until December 2003
Paul Sonnabend	Chairman of the Executive Committee and Executive Vice President	78	Chairman of the Executive Committee and Chief Financial Officer until December 2003
Stephen Sonnabend	Senior Vice President	74	Senior Vice President
Boy van Riel	Vice President and Treasurer	47	Vice President and Treasurer
Carol Beggs	Vice President, Technology	45	Vice President, Technology
Felix Madera	Vice President, International	57	Vice President, International
Kathy Rowe	Senior Vice President	47	Vice President, Food and Beverage until December 2003
Jacqueline Sonnabend	Executive Vice President	51	Executive Vice President
Alan M. Sonnabend	Vice President, Development	48	Vice President and General Manager, Sonesta Beach Resort Key Biscayne, until May 2002; Vice President and General Manager, Trump International Sonesta Beach Resort, until October 2004

Directors of the Company and Compliance with Section 16 (a): The information required by this item is incorporated herein by reference from the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, which will be held on May 22, 2006.

Code of Ethics for Senior Financial Executives and Directors. The Company, for many years, has had in place a written Code of Ethics covering, among other subjects, ethical behavior, compliance with laws, and conflicts of interest. This Code of Ethics was adopted by the Company's Board of Directors and is applicable to all Company employees, including Senior Financial Officers and Directors. Each year, Company Directors, officers, management, supervisory and administrative employees are required to acknowledge, in writing, that they have read and understood the Company's Code of Ethics.

A copy of the Company’s Code of Ethics is posted on its web site at www.sonesta.com.

Audit Committee Charter. The Company’s Audit Committee Charter, which is an appendix to the Company’s Proxy Statement, outlines the Committee’s purpose, responsibilities, and authorities, and is reviewed and reassessed by the Audit Committee on an annual basis.

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

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, which will be held on May 22, 2006.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by this Item 12 is incorporated by reference from the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, which will be held on May 22, 2006.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be held on May 22, 2006.

Item 14.     Principal Accountant Fees and Services.

Auditors.  Ernst & Young LLP served as the Company’s independent auditors until November 15, 2004. Effective the same date, the Company’s Audit Committee appointed Vitale, Caturano & Company, Ltd. as the new independent auditors. A representative of Vitale, Caturano & Company Ltd. is expected to be present at our annual meeting, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by Ernst & Young LLP and Vitale, Caturano & Company, Ltd. to us in the last two fiscal years were as follows:

	FY 2004	FY 2005

Audit Fees	$132,000	$122,000
Audit of Pension and 401-K
Benefit Plans	18,000	12,000
Subtotal	150,000	134,000
All Other Fees	--	47,780
Total Fees	$150,000	$181,780

The Company’s Audit Committee has established policies and procedures which are intended to control the services provided by the Company’s auditors and to monitor their continuing independence. Under these policies, no services may be undertaken by the Company’s auditors unless the engagement is specifically approved by the Company’s Audit Committee or the services are included within a category which has been pre-approved by the Audit Committee. The maximum charge for services is established by the audit committee when the specific engagement or the category of services is approved or pre-approved. In certain circumstances, management is required to notify the Audit Committee when pre-approved services are undertaken and the Committee or its Chairman may approve amendments or modifications of the engagement or the maximum fees.

The Company’s Audit Committee will not approve engagements of the Company’s auditors to perform non-audit services for the Company if doing so will cause the auditors to cease to be independent within the meaning of applicable SEC or NASDAQ rules. In other circumstances, the Audit Committee considers among other things, whether the auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers.

Since May 6, 2003, the date when SEC rules relating to approval of services by auditors became effective, all services for which the Company engaged the auditors were approved by the Audit Committee. The total fees the Company paid to Vitale Caturano & Company Ltd. and Ernst & Young LLP for services in 2004 and 2005 are set forth above.

The Company’s Audit Committee approved the engagement of Ernst & Young LLP and Vitale, Caturano & Company Ltd. to provide audit related services in 2004 and 2005, respectively (which include the annual audits of the Company’s Pension Plan and 401-K Plan) because it determined that for Ernst & Young LLP and Vitale, Caturano & Company Ltd. to provide these services would not compromise its independence, and that its familiarity with the Company’s record keeping and accounting systems would permit them to provide these services with equal or higher quality, quicker and at a similar cost than the Company could obtain these services from other providers.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	1.
Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

2.
Financial Statement Schedules: The financial statement schedules required to be filed by Item 8 of this form are listed in the accompanying Index to Consolidated Financial Statements, and are included in the notes to the financial statements, incorporated by reference from the 2005 Annual Report to Shareholders, filed herewith as Exhibit 13.

3.	A list of Exhibits is included on pages 17 through 22 of this report on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule

Item 15 (a) (1) and (2)		References (Page)

		Form 10-K	2005 Annual Report
			to shareholders*

Consolidated Balance Sheets at December 31, 2005 and 2004			11,12

For the years ended December 31, 2005, 2004 and 2003

	Consolidated Statements of Operations		10

	Consolidated Statements of Stockholder’s Equity		13

	Consolidated Statements of Cash Flow		14

	Notes to Consolidated Financial Statements		15

Consolidated Financial Statement Schedule for the year ended December 31, 2005

II	Consolidated Valuation and Qualifying Accounts	16

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*Filed herewith as Exhibit 13

SONESTA INTERNATIONAL HOTELS CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2005

	Balance	Amounts		Balance
	Beginning	Charged	Amounts	End of
	Of Year	To Income	Written Off	Year

Year Ended December 31, 2003

Allowance for doubtful accounts	$241,243	$(14,263)	$5,956	$221,024

Year Ended December 31, 2004

Allowance for doubtful accounts	$221,024	$2,289	$11,366	$211,947

Year Ended December 31, 2005

Allowance for doubtful accounts	$211,947	$1,425	$119,666	$93,706

SONESTA INTERNATIONAL HOTELS CORPORATION

INDEX TO EXHIBITS

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation as amended to date. (16)
3.2	Company By-laws, as amended to date. (16)
10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001. (14)
10.2	Purchase and Sale Agreement, between Sonesta Hotels of Anguilla, Limited, and Flag Luxury Properties (Anguilla), LLC, dated July 26, 2002. (14)
10.4 (a)	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (13)
10.4 (b)	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (13)
10.4 (c)	Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin Borkowsky (“Dunin”), dated December 22, 2000. (13)
10.4 (d)	Promissory Note ($1,000,000) in favor of SCG, dated December 22, 2000. (13)
10.4 (e)	Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000. (13)
10.4 (f)	Collateral Pledge and Escrow Agreement ($1,000,000) dated December 22, 2000. (13)
10.4 (g)	Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22, 2000. (13)
10.5 (a)	Unsecured demand line of credit agreement, dated December 31, 2004, between Citizens Bank of Massachusetts (“Citizens”) and Sonesta International Hotels Corporation (“Sonesta”). (16)
10.5 (b)
Fifth Allonge to $2,000,000 Commercial Promissory Note dated September 29, 2000 (the “Note”), dated December 31, 2004, between Sonesta and Citizens, acknowledging that the Note is payable on demand. (16)

10.5 (c)	Commercial Promissory Note ($2,000,000) from Sonesta to Citizens, dated September 29, 2000. (12)

NUMBER	DESCRIPTION
10.6 (a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica, Charterhouse of Cambridge Trust (“Trust”) and Sonesta of Massachusetts, Inc. (“Sonesta Mass”). (15)
10.6 (b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement dated as of March 24, 2004, between SunAmerica, Trust and Sonesta Mass. (15)
10.6 (c)	Amended and Restated Promissory Note ($41,000,000), dated May 30, 2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life Insurance Company (“SunAmerica”). (12)
10.6 (d)	Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica. (12)
10.6 (e)
Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation (“Sonesta”), and SunAmerica. (12)

10.6 (f)	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, “Escrow Agent”. (12)
10.7 (a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica and Sonesta Beach Resort Limited Partnership (“Partnership”). (15)
10.7 (b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement dated as of March 24, 2004, between SunAmerica and Partnership. (15)
10.7 (c)	Consolidated and Renewed Promissory Note ($31,000,000), dated May 30, 2000, from Partnership to SunAmerica. (12)
10.7 (d)
Consolidated, Amended and Restated Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica. (12)

10.7 (e)	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of May 30, 2000, between Partnership and SunAmerica. (12)
10.7 (f)	Limited Guaranty Agreement, dated as of May 30, 2000, between Sonesta and SunAmerica. (12)
10.7 (g)	Non-Recourse Guaranty Agreement, dated as of May 30, 2000, between the Partnership and SunAmerica. (12)

NUMBER	DESCRIPTION
10.7 (h)	Environmental Indemnity Agreement, dated as of May 30, 2000, between the Partnership, Sonesta and SunAmerica. (12)
10.8 (a)
Fifth Amendment to Loan Agreement, dated January 1, 2004, providing for an additional $300,000 loan to Masters of Tourism for “New Employee Housing” to the two hotels in Sharm El Sheikh: Sonesta Beach and Sonesta Club. (15)

10.8 (b)	Promissory Note ($1,116,853), from Masters of Tourism to Sonesta International Hotels Limited (“SIHL”), dated July 1, 2002. (14)
10.8 (c)	Fourth Amendment to Loan Agreement, dated July 1, 2002, providing for an additional $500,000 loan to Masters of Tourism for “Essential New Facilities”. (14)
10.8 (d)	Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of Tourism and SIHL. (8)
10.8 (e)	(Personal) Guaranty of Hisham Aly, dated as of December 18, 1996. (8)
10.8 (f)	Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2) outstanding loan balances). (8)
10.8 (g)	Amendment to Loan Agreement, dated April 29, 1997, between Masters of Tourism and SIHL. (9)
10.8 (h)	(Personal) Guaranty of Hisham Aly, dated as of April 29, 1997. (9)
10.8 (i)	Second Amendment to Loan Agreement, dated September 15, 1998, between Masters of Tourism and SIHL. (10)
10.8 (j)	Third Amendment to Loan Agreement, dated January 1, 2000, between Masters of Tourism and SIHL. (11)
10.9	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (14)
10.10 (a)	Extension of Lease by Royal Sonesta, Inc., dated August 6, 1993. (6)
10.10 (b)	Agreement, dated September 9, 1993, between Royal Sonesta, Inc. and Aetna Life Insurance Company. (6)

NUMBER	DESCRIPTION
10.11 (a)	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)
10.11 (b)	Hotel lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (2)
10.11 (c)	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (3)
10.11 (d)	Hotel Lease-Amendment No. 3, dated September 17, 1981, between Aetna Life Insurance Company and Royal Sonesta, Inc. (4)
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

10.12 (d)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta International Hotels Corporation and Paul Sonnabend. (18)
10.12 (e)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta International Hotels Corporation and Roger P. Sonnabend. (18)
10.12 (f)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta International Hotels Corporation and Stephen Sonnabend. (18)
10.12 (g)	Summary of Director compensation. (18)
10.13 (a)
Loan Agreement, dated June 15, 2005 between Sonesta International Hotels Limited (“SIHL”), as Lender, and Mamdouh & Basem Philipco (“MBP”), as Borrower, regarding a U.S. $800,000 loan to assist in the reconfiguration and renovation of portions of Sonesta St. George I, in Luxor, Egypt (the “Hotel”). (Filed herewith)

NUMBER	DESCRIPTION
10.13 (b)	Promissory Note (U.S. $800,000) from MBP to SIHL, dated June 1, 2005 to be repaid on or before August 1, 2006. (Filed herewith)
10.13 (c)	Loan Agreement, dated February 15, 2006, between SIHL, as Lender, and MBP, as Borrower, regarding a U.S. $500,000 loan to assist in financing improvements to the Hotel. (Filed herewith)
10.13 (d)	Promissory Note (U.S. $500,000) from MBP to SIHL, dated February 15, 2006, to be repaid on or before March 15, 2007. (Filed herewith)
10.14 (a)
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (16)

10.14 (b)	First Amendment to partnership agreement of SBR - Fortune Associates, LLLP, dated as of January 17, 2005. (16)
10.14 (c)	Second Amendment to partnership agreement of SBR - Fortune 199 - 203 Associates, LLLP, dated as of January 17, 2005. (16)
10.14 (d)
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”). (17)

10.14 (e)
Interim Lease Agreement, dated as of April 19, 2005, by and between SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“Landlord”), and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (“Tenant”). (17)

13	Annual Report to Security Holders for the calendar year ended December 31, 2005. (Filed herewith)
21	Subsidiaries of the Registrant. (Filed herewith)
22	Consent of Vitale, Caturano & Company, Ltd. (Filed herewith)
23	Report of Ernst and Young LLP. (Filed herewith)
31
31 (a) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

31 (b) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

31 (c) Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

32	32 Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Filed herewith)

(1)	Incorporated by reference to the Company's 1967 Report on Form 10-K
(2)	Incorporated by reference to the Company's 1973 Report on Form 10-K
(3)	Incorporated by reference to the Company's 1977 Report on Form 10-K
(4)	Incorporated by reference to the Company's 1981 Report on Form 10-K
(5)	Incorporated by reference to the Company's 1992 Report on Form 10-K
(6)	Incorporated by reference to the Company's 1993 Report on Form 10-K
(7)	Incorporated by reference to the Company's 1995 Report on Form 10-K
(8)	Incorporated by reference to the Company's 1996 Report on Form 10-K
(9)	Incorporated by reference to the Company's 1997 Report on Form 10-K
(10)	Incorporated by reference to the Company's 1998 Report on Form 10-K
(11)	Incorporated by reference to the Company’s 1999 Report on Form 10-K
(12)	Incorporated by reference to the Company’s 2000 Report on Form 10-K
(13)	Incorporated by reference to the Company’s 2001 Report on Form 10-K
(14)	Incorporated by reference to the Company’s 2002 Report on Form 10-K
(15)	Incorporated by reference to the Company’s 2003 Report on Form 10-K
(16)	Incorporated by reference to the Company’s 2004 Report on Form 10-K
(17)	Incorporated by reference to the Company’s report filed on Form 8-K on April 22, 2005
(18)	Incorporated by reference to the Company’s report filed on Form 8-K on May 17, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

By:	/S/ Boy van Riel	Date: March 28, 2006
Boy van Riel
Vice President and Treasurer, Principal Financial
and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/S/ Roger P. Sonnabend	Date: March 28, 2006
Roger P. Sonnabend
Executive Chairman of the Board

By:	/S/ Boy van Riel	Date: March 28, 2006
Boy van Riel
Vice President and Treasurer, Principal Financial and Accounting Officer

By:	/S/ Stephen Sonnabend	Date: March 28, 2006
Stephen Sonnabend
Director

By:	/S/ Peter J. Sonnabend	Date: March 28, 2006
Peter J. Sonnabend
Director

By:	/S/ Stephanie Sonnabend	Date: March 28, 2006
Stephanie Sonnabend
Director

By:	/S/ George S. Abrams	Date: March 28, 2006
George S. Abrams
Director

By:	/S/ Vernon R. Alden	Date: March 28, 2006
Vernon R. Alden
Director

By:	/S/ Joseph L. Bower	Date: March 28, 2006
Joseph L. Bower
Director

By:	/S/ Charles J. Clark	Dat: March 28, 2006
Charles J. Clark
Director

By:	/S/ Jean C. Tempel	Date: March 28, 2006
Jean C. Temple
Director