Form 10-Q
period 2006-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2006-05-10
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of May 3, 2006 -- $.80 par value,
Class A - 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I - Item 1. Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 (unaudited) and December 31, 2005

	(in thousands)
	March 31 2006	December 31 2005

ASSETS
Current assets:
Cash and cash equivalents	$22,581	$24,941
Restricted cash	--	267
Accounts and notes receivable:
Trade, less allowance of $101 ($94 at December 31, 2005) for doubtful accounts	8,721	8,821
Other, including current portion of long-term receivables and advances	1,426	3,634
Total accounts and notes receivable	10,147	12,455
Inventories	1,067	1,156
Current deferred tax assets	456	456
Refundable income taxes	593	883
Prepaid expenses and other current assets	1,601	1,784

Total current assets	36,445	41,942

Long-term receivables and advances	8,335	7,520

Deferred tax assets	6,280	6,077

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	57,895	57,895
Furniture and equipment	40,849	38,555
Leasehold improvements	7,564	7,486
Projects in progress	1,071	538
	116,481	113,576

Less: accumulated depreciation and amortization	43,201	40,777
Net property and equipment	73,280	72,799

Other long-term assets	2,242	2,281
	$126,582	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 (unaudited) and December 31, 2005

	(in thousands)
	March 31 2006	December 31 2005

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,440	$4,935
Advance deposits	1,837	2,126
Accrued income taxes	981	1,160
Accrued liabilities:
Salaries and wages	1,388	1,277
Rentals	2,209	6,176
Interest	559	252
Pension and other employee benefits	1,280	788
Other	2,673	1,773

Total accrued liabilities	8,109	10,266

Total current liabilities	14,367	18,487

Long-term debt	34,061	34,061

Finance obligation	59,728	59,728

Other non-current liabilities	6,551	6,478

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized - 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	19,046	19,036
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	11,875	11,865
	$126,582	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31
	2006	2005
Revenues:
Rooms	$14,871	$14,272
Food and beverage	5,428	6,667
Management, license and service fees	1,397	1,715
Parking, telephone and other	2,242	2,474
	23,938	25,128
Costs and expenses:
Costs and operating expenses	10,434	10,646
Advertising and promotion	1,895	1,859
Administrative and general	3,691	4,246
Human resources	399	402
Maintenance	1,394	1,395
Rentals	2,350	2,569
Property taxes	675	674
Depreciation and amortization	2,509	1,988
	23,347	23,779

Operating income	591	1,349

Other income (deductions):
Interest expense	(743)	(1,524)
Interest income	374	138
Foreign exchange gain (loss)	6	(10)
Gain on sales of assets	4	--
	(359)	(1,396)

Income (loss) before income tax provision (benefit)	232	(47)
Income tax provision (benefit)	222	(4,150)
Net income	10	4,103

Retained earnings at beginning of period	19,036	18,435
Retained earnings at end of period	$19,046	$22,538

Net income per share of common stock	$0.003	$1.110

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2006	2005
Cash provided (used) by operating activities
Net income	$10	$4,103
Adjustments to reconcile net income to net cash used by operating activities
Pension expense	585	603
Depreciation and amortization of property and equipment	2,509	1,988
Other amortization	10	23
Deferred federal and state tax benefit	(203)	(4,600)
Gain on sales of assets	(4)	--
Deferred interest income	--	(72)
Deferred interest expense	--	626

Changes in assets and liabilities
Restricted cash	267	20
Accounts and notes receivable	156	(1,098)
Inventories	89	108
Prepaid expenses and other	183	17
Accounts payable	(1,124)	586
Advance deposits	(289)	(411)
Federal, foreign and state income taxes	111	234
Accrued liabilities	(2,668)	(4,202)
Cash used by operating activities	(368)	(2,075)

Cash provided (used) by investing activities
Expenditures for property and equipment	(2,946)	(1,131)
Payments received on long-term receivables and advances	2,678	476
Proceeds from sales of assets	16	--
New loans and advances	(1,370)	--
Cash used by investing activities	(1,622)	(655)
Cash used by financing activities
Cash dividends paid	(370)	--
Cash used by financing activities	(370)	--

Net decrease in cash	(2,360)	(2,730)
Cash and cash equivalents at beginning of period	24,941	7,950
Cash and cash equivalents at end of period	$22,581	$5,220

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (continued)

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2006 three-month period and the 2005 three-month period was approximately $426,000 and $875,000, respectively. Cash paid for income taxes in the first quarter of 2006 and 2005 was approximately $314,000 and $232,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Long-Term Receivables and Advances

	(in thousands)
	March 31, 2006	December 31, 2005
Sharm El Sheikh, Egypt (a)	$326	$391
Sonesta Hotel & Suites Coconut Grove (b)	4,969	5,003
Trump International Sonesta Beach Resort (c)	1,391	3,720
Chateau Sonesta Hotel New Orleans (d)	1,895	1,025
Other	993	740
Total long-term receivables	9,574	10,879
Less: current portion	1,239	3,359
Net long-term receivables	$8,335	$7,520

(a)
This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan bears interest at the prime rate (7.75% at March 31, 2006) and is adjusted semi-annually. Currently, the loan is being repaid with monthly payments of $23,800. The loan matures in 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs. The loan bears interest at the prime rate (7.75% at March 31, 2006) plus 0.75%. The loan is secured by a mortgage on the hotel property and is being repaid out of the hotel profits that are available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,391,000). This amount was due pursuant to the terms of the management agreement under which the Company operates the hotel. A separate advance for pre-opening expenses ($2,329,000) was repaid in January 2006. No interest is charged on the advance for losses, which will be repaid out of future available profits generated by the hotel, or will be settled when the Company closes on the purchase option it has for the hotel (see Note 9 - Legal Proceedings).

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2006, the Company advanced $1,895,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement. These advances were used for the payment of ongoing expenses during the period the hotel was closed from August 29 to November 30, 2005, and to repair damage from Hurricane Katrina. The hotel’s owner has filed claims under its building insurance policy, which includes business interruption provisions, but the amount and the timing of the insurance recovery is uncertain. If insurance proceeds are insufficient, the Company will recover these advances, together with interest, out of first available income from the hotel. The interest rate on these advances ranges from prime (7.75% at March 31, 2006) plus one (1) to three (3) percentage points.

Management continually monitors the collectability of its current and long-term receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit. This line bears interest at the prime rate (7.75% at March 31, 2006). Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at March 31, 2006.

Long-Term Debt

	(in thousands)
	March 31, 2006	December 31, 2005
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$34,061	$34,061
Accrued interest	559	106
	34,620	34,167
Less current portion of accrued interest	(559)	(106)
Total long-term debt	$34,061	$34,061

The Company’s long-term debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $22,064,000 at March 31, 2006. The interest rate is 8.6% for the term of the loan.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan. The Company is required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum from December 1, 2006 through December 1, 2007. As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan. During the restructuring period, interest will continue to accrue at 8.6%, and excess cash flow from the Royal Sonesta Hotel Boston (Cambridge) hotel remaining after payment of interest is required to be paid into

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

escrow, and may be used solely for the future payment of expenses or capital expenditures of the hotel, or to reduce the amount of the accrued and unpaid interest. At March 31, 2006, no amounts were required to be in escrow.

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2006	2005
Direct departmental costs
Rooms	$3,200	$3,411
Food and beverage	4,756	5,266
Heat, light and power	1,246	800
Other	1,232	1,169
	$10,434	$10,646

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Three Months Ended March 31
	2006	2005

Current federal income tax provision	$273	$276
Current foreign income tax provision	103	118
Current state income tax provision	49	56
Deferred state income tax provision (benefit)	24	(296)
Deferred federal income tax benefit	(227)	(4,304)
Income tax provision (benefit)	$222	$(4,150)

The tax provision in the 2006 first quarter is much higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due, primarily on the Company’s income derived from its Egyptian operations.

During 2003 and 2004, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits on its pretax losses of approximately $10.6 million incurred during these two years, since it was uncertain if the Company could realize a future benefit for these losses. In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry forwards, for the same reason. In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership with the intent to develop a new condominium resort on the site. The Company is a 50% partner in the new partnership. This transaction resulted in significant taxable income, and, accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month periods ending March 31, 2006 and 2005 follows:

Quarter ended March 31, 2006
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,523	$1,415	$23,938
Operating income (loss) before depreciation and amortization expense	3,523	(423)	3,100
Depreciation and amortization	(2,385)	(124)	(2,509)
Interest income (expense), net	(732)	363	(369)
Other income	--	10	10
Segment pre-tax income (loss)	406	(174)	232

Segment assets	80,460	46,122	126,582
Segment capital additions	2,827	119	2,946

Quarter ended March 31, 2005
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$23,269	$1,859	$25,128
Operating income (loss) before depreciation and amortization expense	3,348	(11)	3,337
Depreciation and amortization	(1,825)	(163)	(1,988)
Interest income (expense), net	(1,511)	125	(1,386)
Other deductions	--	(10)	(10)
Segment pre-tax income (loss)	12	(59)	(47)

Segment assets	84,563	26,966	111,529
Segment capital additions	1,102	29	1,131

7.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic income or losses per share of common stock (in thousands):

	Three months ended March 31
	2006	2005
Numerator:
Income from operations	$10	$4,104

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Net income per share of common stock	$.003	$1.110

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Three Months ended March 31
	2006	2005

Service cost	$449	$428
Interest cost	484	493
Expected return on assets	(419)	(421)
Amortization of prior service cost	22	24
Amortization of transition asset	(21)	(23)
Recognized actuarial loss	163	127
Total plan benefit cost	678	628
Less: amounts charged to hotels operated under management agreements	(93)	(25)
Net periodic benefit cost included in the consolidated statements of operations	$585	$603

The Company expects to make contributions to the Pension Plan during 2006 of no less than $470,000.

The Company does not have any other post-retirement benefit plans.

9.	Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a management agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business in April 2003. The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The management agreement includes an option for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”) and meeting facilities (the “Commercial Lot”). The combined purchase price is twenty four million dollars ($24,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel and Commercial Lot. SHF exercised its purchase option for the Hotel Lot in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. In connection with a mediation procedure, SILV and the Company entered into a global agreement in September 2005, which addressed a number of issues, including that, subject to certain contingencies, the transaction would close in January 2006. To date, the closing has not occurred and that agreement has expired by its terms. The Company will continue to work on finding an amicable solution to its disputes with SILV, but does not preclude going back to court to enforce its rights. Meanwhile, the Company settled the amount owed for pre-opening expenses, after deducting amounts owed to SILV for the Company’s FF&E contribution from Hotel funds that would otherwise be owed to SILV.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Sonesta Beach Resort Key Biscayne

In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort to a partnership in which it is a 50% owner, with the intent to redevelop the hotel site with a new, luxury condominium resort and residences. In connection with the transfer, the Company received approximately $30 million in cash, and, in addition, an existing mortgage loan of $29,967,000 on the property was paid off by the development partnership. The Company continues to operate the current hotel, but expects to cease operations in August 2006. Until such time, and due to its continuing involvement, the Company has recorded the cash received and the debt which was repaid as a finance obligation. For a comprehensive description of this major transaction, including the accounting treatment of same, we refer to Note 2 in the 2005 Annual Report to Shareholders, which was filed on Form 10K in March 2006.

11.	Impact of Recently Issued Accounting Standards

On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of proposed rules on employers’ accounting for defined benefit pensions and other post-retirement benefit plans that would require employers to fully recognize the plan’s funded status on the balance sheet. If adopted as proposed, the new rules would be applied retroactively to prior financial statements presented and be effective for fiscal years ending after December 15, 2006. The new rules, if adopted as proposed, may significantly increase the Company’s recorded pension liability and reduce its shareholders’ equity. The comment period on this Exposure Draft ends on May 31, 2006. The Company is currently evaluating the Exposure Draft, and at this time cannot determine the full impact that the potential requirements of the Exposure Draft may have on its financial statements.

Part I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2006 COMPARED TO 2005

In the first quarter of 2006 the Company recorded net income of $10,000, or less than $0.01 per share, compared to a net income of $4,103,000, or $1.11 per share, in the first quarter of 2005. The higher income in 2005 was entirely due to a tax benefit recorded in the 2005 first quarter. Before income taxes, the Company recorded income of $232,000 during the 2006 first quarter, compared to a loss of $47,000 during the 2005 first quarter. The net tax benefit recorded during the 2005 first quarter resulted from the reversal of tax valuation reserves which were previously recorded during 2003 and 2004. During these years, the Company recorded valuation allowances against federal and state income taxes benefits, because it was uncertain if the Company would realize a future benefit for the losses incurred. Because of the transfer of assets of Sonesta Beach Resort Key Biscayne in April 2005 to a new development partnership, of which the Company is a 50% owner, the Company realized significant taxable income in 2005, and therefore realized the benefit of the prior year losses. Accordingly, in the first quarter of 2005, the Company reversed the valuation allowances. A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2006	2005
Sonesta Beach Resort Key Biscayne	300	$9,594	$9,466
Royal Sonesta Hotel Boston (Cambridge)	400	3,902	3,560
Royal Sonesta Hotel New Orleans	500	9,028	10,243
Management and service fees and other revenues		1,414	1,859
Total revenues		$23,938	$25,128

Total revenues for the quarter ended March 31, 2006 were $23,938,000 compared to $25,128,000 in 2005, a decrease of approximately $1,190,000.

Revenues at Sonesta Beach Resort Key Biscayne increased by $128,000 from $9,466,000 in the 2005 first quarter to $9,594,000 in the 2006 first quarter. This was primarily due to a slight 1.5% increase in room revenue per available room (“REVPAR”). An increase in occupancy offset a slight decrease in average room rate achieved. Business levels during the 2006 first quarter were satisfying despite the fact that the hotel will close in August 2006. In April 2005, the Company contributed the land and improvements to a partnership in which it is a 50% owner, with the intent to redevelop the site as a luxury condominium hotel and residences. Royal Sonesta Hotel Boston (Cambridge) recorded revenues during the 2006 first quarter of $3,902,000 compared to $3,560,000 in the 2005 first quarter, an increase of $342,000. The hotel achieved a 9% REVPAR increase, primarily due to an increase in occupancy levels. Both the transient and group market segment contributed to the increase in occupancy. Food and beverage revenues increased by $179,000, or 15%, due to increased restaurant and banqueting revenues. Royal Sonesta Hotel New Orleans experienced a decrease in its 2006 first quarter revenues of $1,215,000 to $9,028,000 compared to last year. Room revenues were actually $242,000, or 4%, higher during the 2006 first quarter compared to 2005. As a result of significant government business in the 2006 first quarter, the hotel actually achieved a slightly higher occupancy. However, the lack of group and convention business severely decreased restaurant, bar and banqueting business, which decreased by $1,515,000, or 52%, compared to last year. This trend is expected to continue during the remainder of the year. In addition, the hotel’s contract for a large block of government business ended March 2006, which will impact occupancies going forward. Revenues from management activities decreased by $445,000 in the 2006 first quarter compared to the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

2005 first quarter. This was almost entirely due to a $398,000 decrease in management income from Chateau Sonesta Hotel New Orleans. This hotel was closed after sustaining damage from Hurricane Katrina in late August 2005, and reopened, with limited facilities, on December 1, 2005. In the 2005 first quarter the Company recorded $431,000 of fee income from this managed hotel, which included incentive fees and a bonus guaranty fee totaling $233,000.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2006	2005
Sonesta Beach Resort Key Biscayne	$1,773	$2,247
Royal Sonesta Hotel Boston (Cambridge)	(1,299)	(1,413)
Royal Sonesta Hotel New Orleans	663	688
Operating income from hotels after management and service fees	1,137	1,522
Management activities and other	(546)	(173)
Operating income	$591	$1,349

Operating income for the three-month period ended March 31, 2006 was $591,000, compared to operating income of $1,349,000 in the three-month period ended March 31, 2005, a decrease of approximately $758,000.

Operating income at Sonesta Beach Resort Key Biscayne was $1,773,000 during the 2006 first quarter compared to $2,247,000 during the 2005 first quarter, a decrease of $474,000. Revenues during the 2006 quarter increased by $128,000, and total expenses increased by $602,000. This was mainly due to a $491,000 increase in depreciation expense in 2006 compared to the previous year. The 2006 depreciation expense included a $675,000 additional depreciation charge resulting from the revision during 2005 of the useful lives of certain furniture and equipment used in connection with the operations of the hotel, which is scheduled to close in August 2006. A partnership in which the Company is a 50% owner will redevelop the site with a new, luxury condominium hotel and residences. Royal Sonesta Hotel Boston (Cambridge) reduced its operating loss during the historically slow first quarter from $1,413,000 in 2005 to $1,299,000 in 2006. Revenues increased by $342,000 in 2006, and expenses increased by $228,000, or 5%, in 2006 compared to 2005. This expense increase was mainly due to an increase in cost and operating expenses of $144,000, and increased depreciation expense of $63,000. Royal Sonesta Hotel New Orleans reported operating income in the first quarter of 2006 of $663,000 compared to $688,000 in the first quarter of 2005, a decrease of $25,000. Revenues in 2006 decreased by $1,215,000 compared to 2005, but expenses overall decreased by $1,190,000. The expense decrease was mainly due to lower cost and operating expenses of $705,000. The hotel’s staffing is much lower than a year ago, since many of its employees have been unable to return to New Orleans due to the lack of housing. As a result, the hotel has operated without full services, and without all food and beverage outlets, which has reduced payroll and other costs. The Company’s loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, increased from $173,000 in the first quarter of 2005 to $546,000 in the 2006 first quarter. Management revenues decreased by $445,000 and expenses related to these activities decreased by $72,000. The decrease in expenses was mainly due to a 2005 first quarter charge for costs related to an arbitration case involving the disputes with the owner of Trump International Sonesta Beach Resort Sunny Isles.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased from $1,524,000 in the first quarter of 2005 to $743,000 in the 2006 first quarter due to the repayment of the Company’s mortgage debt on Sonesta Beach Resort Key Biscayne and the reduction of the debt on Royal Sonesta Hotel Boston (Cambridge), both in April 2005. This debt was repaid as part of a transaction in which the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

to a development partnership, of which the Company is a 50% owner, with the intent to redevelop the site into a new luxury condominium resort and residences.

Interest income increased by $236,000 to $374,000 in the first quarter of 2006 compared to last year because of higher short-term investment income earned on the Company’s cash balances. These cash balances include net cash received of approximately $24.4 million following the transfer of the Key Biscayne hotel land and improvements in April 2005.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax provision in the 2006 first quarter is much higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due primarily on the Company’s income derived from its Egyptian operations.

The Company recorded a net tax benefit of $4,150,000 during the 2005 first quarter. These benefits resulted from the reversal of valuation allowances previously recorded in 2003 and 2004. During these years, the Company recorded valuation allowances totaling $3,862,000 against the federal income tax benefits because it was uncertain if the Company would realize a future benefit for the losses incurred during 2003 and 2004. In addition, valuation allowances of $296,000 were recorded against Florida state tax loss carry-forwards. In April 2005, the Company closed on a transaction to transfer the land and improvements of the Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner, with the intent to redevelop the site with a new luxury condominium hotel and residences. This transaction provided the Company with significant taxable income, and the Company therefore realized the benefit of the prior year losses. Accordingly, in the first quarter of 2005, the Company reversed the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, the Company advanced $870,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement. These funds were used to repair damage caused by Hurricane Katrina and enabled the hotel to reopen on December 1, 2005.

Capital expenditures of $2,946,000 during the 2006 first quarter included $2,424,000 for expenditures at Royal Sonesta Hotel Boston (Cambridge). The hotel’s total capital budget for 2006 of approximately $4.6 million includes major guestroom renovations and the creation of a new restaurant.

The Company had cash and cash equivalents of approximately $22.6 million at March 31, 2006. Company management believes these cash resources will be adequate to meet its cash requirements for 2006 and beyond.

PART I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company uses fixed rate debt to finance the ownership of one of its properties. The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2006. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$--	$602	$665	$32,794	$-0-	$34,061	$36,499
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I - Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2006.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 10, 2006