Form 10-Q
period 2006-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2006-08-14
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-02)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company.

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of August 7, 2006 -- $.80 par value,
Class A - 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I - Item 1. Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005

	(in thousands)
	June 30 2006	December 31 2005

ASSETS
Current assets:
Cash and cash equivalents	$25,299	$24,941
Restricted cash	--	267
Accounts and notes receivable:
Trade, less allowance of $91 ($94 at December 31, 2005) for doubtful accounts	8,070	8,821
Other, including current portion of long-term receivables and advances	1,304	3,634
Total accounts and notes receivable	9,374	12,455
Inventories	882	1,156
Current deferred tax assets	423	456
Refundable income taxes	993	883
Prepaid expenses and other current assets	1,761	1,784

Total current assets	38,732	41,942

Long-term receivables and advances	7,637	7,520

Deferred tax assets	6,047	6,077

Property and equipment, at cost:
Land and land improvements	9,102	9,102
Buildings	58,186	57,895
Furniture and equipment	42,422	38,555
Leasehold improvements	7,822	7,486
Projects in progress	87	538
	117,619	113,576

Less: accumulated depreciation and amortization	46,002	40,777
Net property and equipment	71,617	72,799

Other long-term assets	2,229	2,281
	$126,262	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005

	(in thousands)
	June 30 2006	December 31 2005

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,424	$4,935
Advance deposits	1,433	2,126
Accrued income taxes	295	1,160
Accrued liabilities:
Salaries and wages	1,898	1,277
Rentals	2,721	6,176
Interest	864	252
Pension and other employee benefits	1,335	788
Other	2,212	1,773

Total accrued liabilities	9,030	10,266

Total current liabilities	14,182	18,487

Long-term debt	34,061	34,061

Finance obligation (proceeds from Key Biscayne transaction, see footnote 10)	59,728	59,728

Other non-current liabilities	7,019	6,478

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized - 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	18,443	19,036
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	11,272	11,865
	$126,262	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005
Revenues:
Rooms	$13,024	$14,409	$27,895	$28,681
Food and beverage	6,481	7,769	11,909	14,436
Management, license and service fees	1,060	1,372	2,457	3,087
Parking, telephone and other	2,274	2,350	4,516	4,824
	22,839	25,900	46,777	51,028
Costs and expenses:
Costs and operating expenses	11,011	11,363	21,445	22,009
Advertising and promotion	1,779	2,044	3,674	3,903
Administrative and general	3,992	3,937	7,683	8,183
Human resources	539	372	938	774
Maintenance	1,216	1,459	2,610	2,854
Rentals	683	2,085	3,033	4,654
Property taxes	647	678	1,322	1,352
Depreciation and amortization	2,857	1,913	5,366	3,901
	22,724	23,851	46,071	47,630
Operating income	115	2,049	706	3,398

Other income (deductions):
Interest expense	(751)	(923)	(1,494)	(2,447)
Interest income	342	273	716	411
Foreign exchange gain (loss)	26	--	32	(10)
Gain on sales of assets	--	125	4	125
	(383)	(525)	(742)	(1,921)

Income (loss) before income tax provision (benefit)	(268)	1,524	(36)	1,477
Income tax provision (benefit)	(35)	631	187	(3,519)
Net income (loss)	(233)	893	(223)	4,996

Retained earnings at beginning of period	19,046	22,538	19,036	18,435
Cash dividends	(370)	(3,698)	(370)	(3,698)
Retained earnings at end of period	$18,443	$19,733	$18,443	$19,733

Net income (loss) per share	$(0.06)	$0.24	$(0.06)	$1.35
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2006	2005
Cash provided (used) by operating activities
Net income (loss)	$(223)	$4,996
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of property and equipment	5,366	3,901
Other amortization	21	33
Deferred federal and state income tax provision (benefit)	63	(4,181)
Gain on sales of assets	(4)	(125)
Deferred interest income	--	(151)
Changes in assets and liabilities
Restricted cash	267	17
Accounts and notes receivable	647	(465)
Inventories	274	90
Prepaid expenses and other	23	438
Accounts payable	(1,511)	212
Advance deposits	(693)	(911)
Accrued income taxes	(975)	270
Accrued liabilities	(695)	307
Cash provided by operating activities	2,560	4,431

Cash provided (used) by investing activities
Proceeds from sales of assets	17	523
Proceeds from finance obligation	--	59,978
Expenditures for property and equipment	(4,084)	(2,112)
Payments received on long-term receivables and advances	3,605	825
New loans and advances	(1,370)	(815)
Cash provided (used) by investing activities	(1,832)	58,399

Cash used by financing activities
Repayment of long-term debt	--	(35,539)
Cash dividends paid	(370)	(3,698)
Cash used by financing activities	(370)	(39,237)
Net increase in cash	358	23,593
Cash and cash equivalents at beginning of period	24,941	7,950
Cash and cash equivalents at end of period	$25,299	$31,543

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (continued)

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2006 six-month period and the 2005 six-month period was approximately $861,000 and $1,989,000, respectively. Cash paid for income taxes in the first six months of 2006 and 2005 was approximately $1,098,000 and $370,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	June 30, 2006	December 31, 2005
Sharm El Sheikh, Egypt (a)	$260	$391
Sonesta Hotel & Suites Coconut Grove (b)	4,421	5,003
Trump International Sonesta Beach Resort (c)	1,391	3,720
Chateau Sonesta Hotel New Orleans (d)	1,895	1,025
Other	680	740
Total long-term receivables	8,647	10,879
Less: current portion	1,010	3,359
Net long-term receivables	$7,637	$7,520

(a)
This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan bears interest at the prime rate (8.25% at June 30, 2006) and is adjusted semi-annually. Currently, the loan is being repaid with monthly payments of $23,800. The loan matures in 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs. The loan bears interest at the prime rate (8.25% at June 30, 2006) plus 0.75%. The loan is secured by a mortgage on the hotel property and is being repaid out of the hotel profits that are available for distribution to the owner and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004. This amount was due pursuant to the terms of the management agreement under which the Company operates the hotel. A separate advance for pre-opening expenses ($2,328,000) was repaid in January 2006. No interest is charged on the advance for losses, which will be repaid out of future available profits generated by the hotel, or will be settled when the Company closes on the purchase option it has for the hotel (see Note 9 - Legal Proceedings).

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2005, the Company advanced $1,895,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement. These advances were used for the payment of ongoing expenses during the period the hotel was closed from August 29 to November 30, 2005, and to repair damage from Hurricane Katrina. The hotel’s owner has filed claims under its building insurance policy, which includes business interruption provisions, but the amount and the timing of the insurance recovery is uncertain. If insurance proceeds are insufficient, the Company will recover these advances, together with interest, out of first available income from the hotel. The interest rate on these advances ranges from prime (8.25% at June 30, 2006) plus one (1) to three (3) percentage points.

Management continually monitors the collectability of its current and long-term receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit. This line bears interest at the prime rate (8.25% at June 30, 2006). Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at June 30, 2006.

Long-Term Debt

	(in thousands)
	June 30, 2006	December 31, 2005
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$34,061	$34,061
Accrued interest	864	106
	34,925	34,167
Less current portion of accrued interest	(864)	(106)
Total long-term debt	$34,061	$34,061

The Company’s long-term debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $22,138,000 at June 30, 2006. The interest rate is 8.6% for the term of the loan.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan. The Company is required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum from December 1, 2006 through December 1, 2007. As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan. During the restructuring period, interest will continue to accrue at 8.6%, and annually excess cash flow

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the Royal Sonesta Hotel Boston (Cambridge) hotel remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of expenses or capital expenditures of the hotel, or to reduce the amount of the accrued and unpaid interest. At June 30, 2006, no amounts were required to be in escrow.

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Direct departmental costs
Rooms	$3,510	$3,639	$6,710	$7,050
Food and beverage	5,289	5,636	10,045	10,902
Heat, light and power	1,004	905	2,250	1,705
Other	1,208	1,183	2,440	2,352
	$11,011	$11,363	$21,445	$22,009

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Six months Ended June 30
	2006	2005

Current federal income tax provision (benefit)	$(119)	$255
Current foreign income tax provision	193	201
Current state income tax provision	50	206
Deferred state income tax provision (benefit)	4	(296)
Deferred federal income tax provision (benefit)	59	(3,885)
Income tax provision (benefit)	$187	$(3,519)

The tax expense in 2006 is higher than the statutory rate primarily because of state taxes paid on the Company’s income in Louisiana, and because of foreign taxes paid on its income from its properties in Egypt and Peru.

In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership with the intent to develop a new condominium resort on the site. The Company is a 50% partner in the new partnership. This transaction resulted in significant taxable income, and, accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded during 2003 and 2004 totaling $4,158,000 against the federal and state income tax benefits on pretax losses of approximately $10.6 million. During 2003 and 2004, it was uncertain if the Company could realize future benefit for these losses.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and six-month periods ending June 30, 2006 and 2005 follows:

Three-month period ended June 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$21,770	$1,069	$22,839
Operating income (loss) before depreciation and amortization expense	3,865	(893)	$2,972
Depreciation and amortization	(2,733)	(124)	(2,857)
Interest income (expense), net	(733)	324	(409)
Other income	--	26	26
Segment pre-tax income (loss)	399	(667)	(268)

Segment assets	78,772	47,490	126,262
Segment capital additions	1,111	27	1,138

Six-month period ended June 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$44,294	$2,483	$46,777
Operating income (loss) before depreciation and amortization expense	7,387	(1,315)	6,072
Depreciation and amortization	(5,118)	(248)	(5,366)
Interest income (expense), net	(1,465)	687	(778)
Other income	--	36	36
Segment pre-tax income (loss)	804	(840)	(36)

Segment assets	78,772	47,490	126,262
Segment capital additions	3,938	146	4,084

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-month period ended June 30, 2005

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$24,518	$1,382	$25,900
Operating income (loss) before depreciation and amortization expense	4,206	(244)	3,962
Depreciation and amortization	(1,768)	(145)	(1,913)
Interest income (expense), net	(912)	262	(650)
Other income	--	125	125
Segment pre-tax income (loss)	1,526	(2)	1,524

Segment assets	81,960	54,078	136,038
Segment capital additions	848	133	981

Six-month period ended June 30, 2005

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$47,787	$3,241	$51,028
Operating income (loss) before depreciation and amortization expense	7,554	(255)	7,299
Depreciation and amortization	(3,593)	(308)	(3,901)
Interest income (expense), net	(2,423)	387	(2,036)
Other income	--	115	115
Segment pre-tax income (loss)	1,538	(61)	1,477

Segment assets	81,960	54,078	136,038
Segment capital additions	1,950	162	2,112

7.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share. The following table sets forth the computation of basic income and losses per share (in thousands):

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Numerator:
Income (loss) from operations	$(233)	$893	$(223)	$4,996

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$(0.06)	$0.24	$(0.06)	$1.35

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Six Months ended June 30
	2006	2005

Service cost	$818	$941
Interest cost	1,073	1,015
Expected return on assets	(917)	(853)
Amortization of prior service cost	54	45
Amortization of transition asset	--	(44)
Recognized actuarial loss	331	341
Total plan benefit cost	1,359	1,445
Less: amounts charged to hotels operated under management agreements	(187)	(181)
Net periodic benefit cost included in the consolidated statements of operations	$1,172	$1,264

The Company expects to make contributions to the Pension Plan during 2006 of no less than $1,100,000.

The Company does not have any other post-retirement benefit plans.

9.	Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates Trump International Sonesta Beach Resort, in Sunny Isles, Florida (the “Hotel”), under a management agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business in April 2003. The Hotel is a condominium hotel, and the guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The management agreement includes an option for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”) and meeting facilities (the “Commercial Lot”). The combined purchase price is twenty four million dollars ($24,000,000), which would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the Hotel and Commercial Lot. SHF exercised its purchase option for the Hotel Lot in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. In connection with a mediation procedure, SILV and the Company entered into a global agreement in September 2005, which addressed a number of issues, including that, subject to certain contingencies, the transaction would close in January 2006. To date, the closing has not occurred and that agreement has expired by its terms. The Company will continue to work on finding an amicable solution to its disputes with SILV, but does not preclude going back to court to enforce its rights. Meanwhile, the Company recovered the amount it was owed for pre-opening expenses from Hotel funds that would otherwise be owed to SILV.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Sonesta Beach Resort Key Biscayne

In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort to a partnership in which it is a 50% owner, with the intent to redevelop the hotel site with a new, luxury condominium resort and residences. In connection with the transfer, the Company received approximately $30 million in cash, and, in addition, an existing mortgage loan of $29,967,000 on the property was paid off by the development partnership. The Company continues to operate the current hotel which is now expected to cease operations on August 31, 2006. Until such time, and due to its continuing involvement, the Company has recorded the cash received and the debt which was repaid as a finance obligation. For a comprehensive description of this major transaction, including the accounting treatment of same, we refer to Note 2 in the 2005 Annual Report to Shareholders, which was filed on Form 10K in March 2006.

11.	Impact of Recently Issued Accounting Standards

On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of proposed rules on accounting for defined benefit pensions and other post-retirement benefit plans that would require employers to fully recognize the plan’s funded status on the balance sheet. If adopted as proposed, the new rules would be applied retroactively to prior financial statements presented and be effective for fiscal years ending after December 15, 2006. The new rules, if adopted as proposed, may significantly increase the Company’s recorded pension liability and reduce its shareholders’ equity. At this time, the Company cannot determine the full impact that the potential requirements of the Exposure Draft may have on its financial statements.

Part I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2006 COMPARED TO 2005

During the first six months of 2006, the Company recorded a net loss of $223,000, or $(0.06) per share, compared to net income of $4,996,000, or $1.35 per share, during the first six months of 2005. The higher income in 2005 was primarily due to a tax benefit recorded in the 2005 first quarter (see Note 5, Federal, Foreign and State Income Tax). Before income taxes, the Company recorded a loss of $36,000 during the first six months of 2006, compared to income of $1,477,000 during the first six months of 2005. Three major components contributed to this net decline in income. Revenues and operating income from Royal Sonesta Hotel New Orleans were affected by a decrease in business in 2006 compared to 2005, due to the sharp decline in group and convention business in New Orleans following Hurricane Katrina. Depreciation expense during the first six months of 2006 increased by $1,465,000 compared to the same period in 2005. The 2006 depreciation expense includes additional depreciation charges resulting from the revision of useful lives of certain furniture and equipment used in connection with the operation of the Sonesta Beach Resort Key Biscayne, which hotel is scheduled to close in August 2006. A partnership in which the Company is a 50% owner intends to redevelop the site with a new, luxury condominium hotel and residences. Interest expense decreased by $953,000 to $1,494,000 during the first six months of 2006 compared to 2005 due to the repayment of the Company’s mortgage debt on Sonesta Beach Resort Key Biscayne, and the reduction of the debt on Royal Sonesta Hotel Boston (Cambridge), both in April of 2005. This debt was also repaid as part of the transaction to redevelop this Key Biscayne Hotel site. A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2006	2005
Sonesta Beach Resort Key Biscayne	300	$16,631	$17,066
Royal Sonesta Hotel Boston (Cambridge)	400	12,091	10,996
Royal Sonesta Hotel New Orleans	500	15,572	19,726
Management and service fees and other revenues		2,483	3,240
Total revenues		$46,777	$51,028

Total revenues during the first six months of 2006 were $46,777,000 compared to $51,028,000 in 2005, a decrease of approximately $4,251,000.

Revenues at Sonesta Beach Resort Key Biscayne decreased by $435,000 from $17,066,000 in the first six months of 2005 to $16,631,000 during the first six months of 2006. Room revenues increased slightly by $159,000 due to a 2% increase in room revenue per available room (“REVPAR”), but this increase in room revenues was offset by a decrease in revenues from other sources of $594,000. This decrease was primarily a result of lower banquet revenues. The Key Biscayne Hotel is slated to close its doors on August 31, 2006, to make room for the development of a new condominium hotel and residences, to be erected on the site by a newly formed partnership in which the Company is a 50% partner. Royal Sonesta Hotel Boston (Cambridge) recorded revenues during the first half of 2006 of $12,091,000, an increase of $1,095,000 compared to the same period in 2005. This increase was almost entirely due to an increase in room revenues of $927,000. REVPAR increased by almost 14% during the first half of 2006 compared to 2005, due to much stronger demand from both the group and convention and transient market segments. Hotel business in Boston overall enjoyed increased activity levels in 2006 compared to last year. Hotel business in New Orleans continues to be severely affected in the aftermath of Hurricane Katrina. Revenues at Royal Sonesta Hotel New Orleans during the first six months of 2006 were $15,572,000 compared to $19,726,000 during the first six months of 2005, a decrease of $4,154,000, or 21%. During the 2006 first quarter the Hotel enjoyed substantial rooms business from government sources, but this was not the case during the 2006 second quarter, and as a result occupancy declined substantially. REVPAR

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

decreased by 15% during the first six months of 2006 compared to last year, almost entirely due to the drop in occupancy. Revenues from other sources declined by $2,281,000, or 33%, which was mainly due to a decrease in banqueting revenues, as a result of decreased group and convention business. This trend is expected to continue during the remainder of the year. Revenues from management activities decreased by $757,000 during the first six months of 2006 compared to the same period in 2005. This was mainly due to a $512,000 decrease in management income from Chateau Sonesta Hotel New Orleans. This hotel was closed after sustaining damage from Hurricane Katrina in late August 2005 and reopened, with limited facilities, in December 2005. During the first six months of 2005, the Company recorded $572,000 in fee income from this managed hotel compared to only $60,000 in 2006. The 2005 income included incentive fees and a bonus guarantee fee totaling $321,000.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2006	2005
Sonesta Beach Resort Key Biscayne	$1,308	$2,727
Royal Sonesta Hotel Boston (Cambridge)	260	(12)
Royal Sonesta Hotel New Orleans	701	1,245
Operating income from hotels after management and service fees	2,269	3,960
Management activities and other	(1,563)	(562)
Operating income	$706	$3,398

Operating income for the six-month period ended June 30, 2006 was $706,000, compared to operating income of $3,398,000 in the same period in 2005, a decrease of approximately $2,692,000.

Operating income at Sonesta Beach Resort Key Biscayne was $1,308,000 during the first six months of 2006 compared to $2,727,000 during the first six months of 2005, a decrease of $1,419,000. Revenues declined by $435,000 and expenses increased overall by $984,000 in 2006 compared to 2005. The expense increase was entirely due to an increase in depreciation expense. The 2006 depreciation expense includes additional depreciation charges, resulting from the revision of the useful lives of certain furniture and equipment used in connection with the operations of the Hotel, which is scheduled to close on August 31, 2006. A partnership in which the Company is a 50% owner intends to redevelop the site with a new, luxury condominium hotel and residences. The increased depreciation expense was partially offset by lower advertising costs, insurance costs and maintenance expense. Royal Sonesta Hotel Boston (Cambridge) reported operating income of $260,000 during the first half of 2006 compared to an operating loss of $12,000 in the same period in 2005, a $272,000 increase. Revenues increased by $1,095,000, but expenses increased by $823,000. The expense increase was mainly due to increased costs and operating expenses due to higher payroll and energy costs, increased sales and marketing expense and an increase in human resources expense due to the cost of recruiting a new general manager for the hotel. Depreciation expense also increased as a result of extensive refurbishment of the Hotel’s guestrooms, and other capital additions. Royal Sonesta Hotel New Orleans reported operating income of $701,000 during the six-month period ended June 30, 2006 compared to operating income of $1,245,000 during the six-month period ended June 30, 2005, a decrease of $544,000. Revenues decreased by $4,154,000, but this loss of revenue was for a substantial part offset by lower expenses of $3,610,000. Costs and operating expenses decreased by approximately $1,280,000, or 17%, primarily due to lower payroll expense. Rent due under the lease under which the Company operates the hotel decreased by $1,627,000 in the first six months of 2006 compared to 2005, due to the decrease in net cash flow from operations, of which rent is a certain percentage. The remaining expenses decreased by $703,000, which included lower advertising costs, maintenance expense and administrative and general expenses. The Company’s loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, increased from $562,000 during the first six months of 2005 to $1,563,000 during the first six months of 2006. Revenues from management activities declined by $757,000, and expenses increased by $244,000, or 6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $953,000 during the first six months of 2006 compared to 2005, due to the repayment of the Company’s mortgage debt of Sonesta Beach Resort Key Biscayne, and the reduction of the debt on Royal Sonesta Hotel Boston (Cambridge), both in April 2005. This was part of a transaction in which the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, of which the Company is a 50% owner. The partnership intends to redevelop the site with a new luxury condominium resort and residences.

Interest income increased from $411,000 during the first six months of 2005 to $716,000 during the first six months of 2006, due to an increase in short term investment income on the Company’s cash balances, which included cash received of approximately $24.4 million following the transfer of the Key Biscayne land and improvements in April 2005.

The 2005 gain on sale of $125,000 resulted primarily from the sale of a non-essential asset in Tuscany, Italy.

SECOND QUARTER 2006 COMPARED TO 2005

During the second quarter of 2006 the Company recorded a net loss of $233,000, or $(0.06) per share, compared to net income of $893,000, or $0.24 per share, during the same period in 2005. The decrease in net income in the 2006 second quarter was primarily from lower income at Royal Sonesta Hotel New Orleans, which suffered reduced business levels in the aftermath of Hurricane Katrina, as well as a decrease in operating income at Sonesta Beach Resort Key Biscayne, which was primarily caused by an increase in depreciation expense. This increase in depreciation expense was a result of additional depreciation charges from the revision of the useful lives of certain furniture and equipment used in connection with the operations of the Hotel, which is scheduled to close on August 31, 2006. In April 2005, the Company transferred the land and improvements to a partnership in which the Company is a 50% owner. This partnership intends to redevelop the site with a new luxury condominium hotel and residences. Income from management activities also decreased, primarily due to lower fee income from Chateau Sonesta Hotel New Orleans. A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2006	2005
Sonesta Beach Resort Key Biscayne	300	$7,037	$7,600
Royal Sonesta Hotel Boston (Cambridge)	400	8,189	7,436
Royal Sonesta Hotel New Orleans	500	6,544	9,483
Management and service fees and other revenues		1,069	1,381
Total revenues		$22,839	$25,900

Total revenues for the three-month period ended June 30, 2006 were $22,839,000 compared to $25,900,000 in the same period in 2005, a decrease of approximately $3,061,000.

Sonesta Beach Resort Key Biscayne, which is slated to close its doors on August 31, 2006, reported 2006 second quarter revenues of $7,037,000 compared to $7,600,000 during the 2005 second quarter, a decrease of approximately $563,000. Room revenues achieved during the 2006 second quarter were virtually equal to those in the second quarter of 2005, as a decrease in occupancy levels was offset by an increase in average room rates achieved. Revenues from other sources, mainly food and beverage sales, declined due to the lower occupancy. Royal Sonesta Hotel Boston (Cambridge) reported a 10% revenue increase during the 2006 second quarter compared to a year ago. Revenues rose by $753,000 to $8,189,000. This was entirely due to increased room revenues from

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

a 17% increase in room revenue per available room (“REVPAR”). Occupancy increased slightly during the second quarter, but the hotel managed to increase its average room rate achieved substantially. Overall, the Boston market improved during the second quarter of 2006 compared to a year ago. Royal Sonesta Hotel New Orleans experienced the full impact of poor business levels in New Orleans during the 2006 second quarter. During the first quarter, the Hotel still benefited from government business in the aftermath of Hurricane Katrina, but contracts for this business expired for the most part at the end of March 2006. Revenues during the 2006 second quarter were $6,544,000 compared to $9,483,000 in the same period a year ago, a decrease of $2,939,000, or 31%. Occupancies were reduced dramatically, and the Hotel was forced to lower rates to capture the limited amount of transient business to the City, causing the overall REVPAR to decrease by 34% during the second quarter of 2006. A substantial decrease in group and convention business to New Orleans has affected all hotels. Revenues from other sources, including food and beverage, declined 25% during the second quarter of 2006 compared to last year, due to the lower occupancy and lack of group and convention business. Revenues from management activities decreased by $312,000 in the 2006 second quarter compared to the 2005 second quarter. This was primarily due to a $247,000 decrease in management income from Chateau Sonesta New Orleans, and a $121,000 decrease in management fee income from our Egyptian operations, where business was sluggish during the 2006 second quarter.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2006	2005
Sonesta Beach Resort Key Biscayne	$(465)	$480
Royal Sonesta Hotel Boston (Cambridge)	1,559	1,401
Royal Sonesta Hotel New Orleans	38	557
Operating income from hotels after management and service fees	1,132	2,438
Management activities and other	(1,017)	(389)
Operating income	$115	$2,049

Operating income for the three-month period ended June 30, 2006 was $115,000, compared to operating income of $2,049,000 in the three-month period ended June 30, 2005, a decrease of approximately $1,934,000.

Sonesta Beach Resort Key Biscayne reported an operating loss of $465,000 during the second quarter of 2006 compared to operating income of $480,000 in the same quarter in 2005, a decrease of $945,000. Revenues declined by $563,000 during the 2006 second quarter, and expenses increased by $382,000. Depreciation expense increased by $899,000 compared to last year due to additional depreciation charges resulting from the revision of the useful lives of certain furniture and equipment used in connection with the operations of the Hotel, which is scheduled to close August 31, 2006. A partnership in which the Company is a 50% owner intends to redevelop the site with a new, luxury condominium hotel and residences. The increase in deprecation expense was partially offset by a $517,000 decrease in all other expenses, which included a combined $346,000 decrease in sales and marketing and repairs and maintenance expenses. Operating income of Royal Sonesta Hotel Boston (Cambridge) during the second quarter of 2006 rose by $158,000 to $1,559,000 compared to last year. Revenues increased by $753,000, and expenses increased by $595,000, primarily due to an increase in costs and operating expenses resulting from higher payroll costs, higher costs of operating equipment and supplies, and increased energy costs. The Hotel also experienced an increase in human resource costs related to the recruitment of a new general manager for the Hotel. Royal Sonesta Hotel New Orleans reported operating income of $38,000 during the second quarter of 2006 compared to $557,000 in the second quarter of 2005, a decrease of $519,000. Revenue decreases of $2,939,000 were for a large part offset by decreased expenses of $2,420,000. These expense decreases include a combined $850,000 savings in cost and operating expenses, advertising expense and maintenance cost. In addition, rent expense based on the lease under which the Company operated the Hotel declined by $1,403,000. Rent due under the lease is computed based on a percentage of net cash flow from operations. The Company’s loss from management activities, which is

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

computed after giving effect to management and marketing fees from owned and leased hotels, increased from $389,000 in the second quarter of 2005 to $1,017,000 in the 2006 second quarter. Revenues from management activities decreased by $312,000 and costs related to these activities increased by $316,000. This increase was primarily due to increased administrative and general expenses.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $172,000 to $751,000 during the second quarter of 2006 compared to 2005. This was due to lower interest expense on the mortgage loans for Royal Sonesta Hotel Boston (Cambridge) and Sonesta Beach Resort Key Biscayne. In late April 2005, the Key Biscayne mortgage was repaid and the principal balance of the Cambridge mortgage loan was reduced as part of a transaction in which the Company transferred the land and improvements of Sonesta Beach Resort to a development partnership, in which the Company is a 50% owner.

Interest income increased from $273,000 during the 2005 second quarter to $342,000 during the 2006 second quarter. This was primarily due to increased short term investment income on the Company’s cash balances, due to higher rates of return in 2006 compared to last year.

The 2005 gain on sale of $125,000 resulted primarily from the sale of a non-essential asset in Tuscany, Italy.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax expense in 2006 is higher than the statutory rate primarily because of state taxes paid on the Company’s income in Louisiana, and because of foreign taxes paid on its income from its properties in Egypt and Peru.

In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership with the intent to develop a new condominium resort on the site. The Company is a 50% partner in the new partnership. This transaction resulted in significant taxable income, and, accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded during 2003 and 2004 totaling $4,158,000 against the federal and state income tax benefits on pretax losses of approximately $10.6 million. During 2003 and 2004, it was uncertain if the Company could realize future benefit for these losses.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $4,084,000 during the first six months of 2006 included $3,094,000 for expenditures at Royal Sonesta Hotel Boston (Cambridge). The hotel’s total capital budget for 2006 of approximately $4.6 million includes major guestroom renovations and the creation of a new restaurant.

The Company had cash and cash equivalents of approximately $25.3 million at June 30, 2006. Company management believes these cash resources will be adequate to meet its cash requirements for 2006 and beyond.

PART I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company uses fixed rate debt to finance the ownership of one of its properties. The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2006. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Long Term Debt (in thousands) maturing in:

	YEAR
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$--	$602	$665	$32,794	$-0-	$34,061	$36,092
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I - Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2006.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 22, 2006. All nominees for directors were elected. The results of the votes to the election of directors were as follows.

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD

George S. Abrams	2,507,580	845,497
Vernon R. Alden	2,506,640	846,437
Joseph L. Bower	2,436,206	916,871
Charles J. Clark	2,502,528	850,549
Paul Sonnabend	2,502,484	850,593
Peter J. Sonnabend	2,507,612	845,465
Roger P. Sonnabend	2,507,568	845,509
Stephanie Sonnabend	2,507,616	845,461
Jean C. Tempel	2,507,628	845,449

PART II - Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 14 2006