Form 10-Q
period 2006-11-09
SONESTA INTERNATIONAL HOTELS CORP
filed 2006-11-09
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006

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

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company.

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of November 6, 2006 -- $.80 par value,
Class A - 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets— September 30, 2006 (unaudited) and December 31, 2005	1

	Condensed consolidated statements of operations—Three and nine-month periods ended September 30, 2006 and 2005 (unaudited)	3

	Condensed consolidated statements of cash flows—Nine-month periods ended September 30, 2006 and 2005 (unaudited)	4

	Notes to condensed consolidated financial statements—September 30, 2006 and 2005	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition—September 30, 2006	14

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20

Item 4.	Internal Controls and Procedures	21

Part II. Other Information

	Signature page	23

Exhibits 31.1, 31.2, 31.3	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer

Exhibit 32	18 U.S.C. Section 1350 Certification by Company Officers

Part I - Item 1. Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 (unaudited) and December 31, 2005

	(in thousands)
	September 30 2006	December 31 2005

ASSETS
Current assets:
Cash and cash equivalents	$22,820	$24,941
Restricted cash	--	267
Accounts and notes receivable:
Trade, less allowance of $72 ($94 at December 31, 2005) for doubtful accounts	6,791	8,821
Other, including current portion of long-term receivables and advances	5,222	3,634
Total accounts and notes receivable	12,013	12,455
Inventories	536	1,156
Prepaid and current deferred tax assets	774	456
Refundable income taxes	77	883
Prepaid expenses and other current assets	1,196	1,784

Total current assets	37,416	41,942

Long-term receivables and advances	7,591	7,520

Deferred tax assets	6,704	6,077

Investment in development partnership	35,791	--

Property and equipment, at cost:
Land and land improvements	2,102	9,102
Buildings	25,917	57,895
Furniture and equipment	32,350	38,555
Leasehold improvements	7,910	7,486
Projects in progress	123	538
	68,402	113,576

Less: accumulated depreciation and amortization	30,267	40,777
Net property and equipment	38,135	72,799

Other long-term assets	2,151	2,281
	$127,788	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 (unaudited) and December 31, 2005

	(in thousands)
	September 30 2006	December 31 2005

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,665	$4,935
Advance deposits	912	2,126
Accrued income taxes	288	1,160
Accrued liabilities:
Salaries and wages	1,089	1,277
Rentals	2,048	6,176
Interest	1,177	252
Pension and other employee benefits	2,734	788
Other	2,309	1,773

Total accrued liabilities	9,357	10,266

Total current liabilities	13,222	18,487

Long-term debt	34,061	34,061

Deferred gain/finance obligation (see Note 10)	64,481	59,728

Other non-current liabilities	6,948	6,478

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized - 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	16,247	19,036
Treasury shares—2,404, at cost	(12,053)	(12,053)
Total common stockholders’ equity	9,076	11,865
	$127,788	$130,619

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
Rooms	$9,124	$9,975	$37,019	$38,656
Food and beverage	4,271	4,316	16,180	18,752
Management, license and service fees	608	293	3,065	3,380
Parking, telephone and other	1,615	1,641	6,131	6,465
	15,618	16,225	62,395	67,253
Other revenues from managed and
affiliated properties (see Note 1)	8,063	3,402	16,474	10,560
Total revenues	23,681	19,627	78,869	77,813

Costs and expenses:
Costs and operating expenses	9,286	9,987	30,731	31,996
Advertising and promotion	1,735	1,823	5,409	5,726
Administrative and general	3,559	3,664	11,242	11,847
Human resources	356	416	1,294	1,190
Maintenance	1,164	1,324	3,774	4,178
Rentals	(502)	(495)	2,531	4,159
Property taxes	530	728	1,852	2,080
Depreciation and amortization	2,594	2,098	7,960	5,999
	18,722	19,545	64,793	67,175
Other expenses from managed and
affiliated properties (see Note 1)	8,063	3,402	16,474	10,560
Total costs and expenses	26,785	22,947	81,267	77,735

Operating income (loss)	(3,104)	(3,320)	(2,398)	78

Other income (deductions):
Interest expense	(759)	(759)	(2,253)	(3,206)
Interest income	439	342	1,155	753
Foreign exchange gain (loss)	(3)	--	29	(10)
Gain on sales of assets	--	3,954	4	4,079
	(323)	3,537	(1,065)	1,616

Income (loss) before income tax benefit	(3,427)	217	(3,463)	1,694
Income tax benefit	(1,231)	(1,353)	(1,044)	(4,872)
Net income (loss)	(2,196)	1,570	(2,419)	6,566

Retained earnings at beginning of period	18,443	19,733	19,036	18,435
Cash dividends	--	--	(370)	(3,698)
Retained earnings at end of period	$16,247	$21,303	$16,247	$21,303

Net income (loss) per share	$(0.59)	$0.42	$(0.65)	$1.77
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2006	2005
Cash provided (used) by operating activities
Net income (loss)	$(2,419)	$6,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	7,960	5,999
Other amortization	31	43
Prepaid and deferred federal and state income tax benefits	(945)	(4,519)
Gain on sales of assets	(4)	(4,079)
Deferred interest income	--	(235)
Changes in assets and liabilities
Restricted cash	267	13
Accounts and notes receivable	(2,018)	(1,065)
Inventories	620	190
Prepaid expenses and other	588	912
Accounts payable	(1,900)	(386)
Advance deposits	(1,214)	(601)
Accrued income taxes	(65)	(6,440)
Accrued liabilities	(440)	(1,068)
Cash provided (used) by operating activities	461	(4,670)

Cash provided (used) by investing activities
Proceeds from sales of assets	383	4,945
Proceeds from finance obligation	--	59,978
Expenditures for property and equipment	(4,831)	(2,888)
Payments received on long-term receivables and advances	3,976	1,178
New loans and advances	(1,370)	(837)
Cash provided (used) by investing activities	(1,842)	62,376

Cash used by financing activities
Repayment of long-term debt	--	(35,539)
Cash dividends paid	(740)	(3,698)
Cash used by financing activities	(740)	(39,237)

Net increase (decrease) in cash	(2,121)	18,469
Cash and cash equivalents at beginning of period	24,941	7,950
Cash and cash equivalents at end of period	$22,820	$26,419

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (continued)

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2006 nine-month period and the 2005 nine-month period was approximately $ 1,297,000 and $2,428,000, respectively. Net cash refunded for income taxes in the first nine months of 2006 was $34,000. Cash paid for income taxes in the first nine months of 2005 was approximately $6,087,000. The 2005 tax payments include federal and state taxes paid on the taxable gain resulting from the transfer of assets of Sonesta Beach Resort Key Biscayne (see Note 10).

Supplemental Schedule of Non-cash Investing Activities
In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort, in Key Biscayne, Florida to a new partnership in which the Company is a 50% limited partner (see Note 10). The Company continued to operate the hotel until August 2006. Following the closure of the hotel on August 31, 2006, the Company recorded the transfer of assets to the new partnership, which resulted in the following non-cash transaction (in thousands):

Increase in investment in development partnership	$35,791
Decrease in accumulated depreciation	8,429
Transfer of building & improvements	(32,466)
Transfer of land	(7,000)
Increase in deferred gain/finance obligation	(4,754)

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

During 2006, the Company determined that, in accordance with the Emerging Issues Task Force, Issue no 01-14, “Income Statement Characterization of Reimbursements received for “Out of Pocket” expenses Incurred”, the reimbursements of expenses incurred on behalf of managed and affiliated properties, and the costs incurred on behalf of owners of managed properties should be recorded on a “gross” basis in revenues and costs, rather than on a “net” basis as previously presented in the Company’s financial statements. These costs relate primarily to payroll and related costs of managed properties in which the Company is the employer. Comparative financial statements for the prior periods have been restated to conform with the current period financial statements. Since the reimbursements are made based on the actual costs incurred with no added margin, this restatement has no effect on operating income, net income, cash flows or the financial position of the Company for the current period or any prior period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Long-Term Receivables and Advances

	(in thousands)
	September 30, 2006	December 31, 2005
Sharm El Sheikh, Egypt (a)	$193	$391
Sonesta Hotel & Suites Coconut Grove (b)	4,384	5,003
Trump International Sonesta Beach Resort (c)	1,391	3,720
Chateau Sonesta Hotel New Orleans (d)	1,895	1,025
Other	411	740
Total long-term receivables	8,274	10,879
Less: current portion	683	3,359
Net long-term receivables	$7,591	$7,520

(a)
This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan bears interest at the prime rate (8.25% at September 30, 2006) and is adjusted semi-annually. Currently, the loan is being repaid with monthly payments of $23,800. The loan matures in 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs. The loan bears interest at the prime rate (8.25% at September 30, 2006) plus 0.75%. The loan is secured by a mortgage on the hotel property and is being repaid out of the hotel profits that are available for distribution to the owner and, to the extent

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004. This amount was due pursuant to the terms of the management agreement under which the Company operates the hotel. No interest is charged on this advance, which will be repaid out of future available profits generated by the hotel, after the payment of a minimum annual return to the hotel’s owner. A separate advance for pre-opening expenses ($2,328,000) was repaid in January 2006.

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2005, the Company advanced $1,895,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement. These advances were used for the payment of ongoing expenses during the period the hotel was closed from August 29 to November 30, 2005, and to repair damage from Hurricane Katrina. The hotel’s owner has filed claims under its building insurance policy, which includes business interruption provisions, but the amount and the timing of the insurance recovery is uncertain. If insurance proceeds are insufficient, the Company will recover these advances, together with interest, out of first available income from the hotel. The interest rate on these advances ranges from prime (8.25% at September 30, 2006) plus one (1) to three (3) percentage points.

Management continually monitors the collectability of its current and long-term receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit. This line bears interest at the prime rate (8.25% at September 30, 2006). Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at September 30, 2006.

Long-Term Debt

	(in thousands)
	September 30, 2006	December 31, 2005
Charterhouse of Cambridge Trust and Sonesta of Massachusetts Inc.:
First mortgage note	$34,061	$34,061
Accrued interest	1,177	106
	35,238	34,167
Less current portion of accrued interest	(1,177)	(106)
Total long-term debt	$34,061	$34,061

The Company’s long-term debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $21,975,000 at September 30, 2006. The interest rate is 8.6% for the term of the loan.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan. The Company is required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum from December 1, 2006 through December 1, 2007. As of January 1, 2008,

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan. During the restructuring period, interest will continue to accrue at 8.6%, and annually excess cash flow from the Royal Sonesta Hotel Boston (Cambridge) hotel remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of expenses or capital expenditures of the hotel, or to reduce the amount of the accrued and unpaid interest. At September 30, 2006, no amounts were required to be in escrow.

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Direct departmental costs
Rooms	$2,970	$3,334	$9,680	$10,384
Food and beverage	4,161	4,731	14,206	15,633
Heat, light and power	1,106	900	3,356	2,605
Other	1,049	1,022	3,489	3,374
	$9,286	$9,987	$30,731	$31,996

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Federal, Foreign and State Income Tax

The benefits for income taxes in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Nine months Ended September 30
	2006	2005

Current federal income tax benefit	$(355)	$(706)
Current foreign income tax provision	213	271
Current state income tax provision	37	82
Deferred state income tax provision (benefit)	21	(296)
Deferred federal income tax benefit	(960)	(4,223)
Income tax benefit	$(1,044)	$(4,872)

The tax benefit in 2006 is lower than the statutory rate primarily because of state taxes paid on the Company’s income in Louisiana, and because of foreign taxes paid on its income from its properties in Egypt and Peru.

In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership with the intent to develop a new condominium resort on the site. The Company is a 50% partner in the new partnership. This transaction resulted in significant taxable income, and, accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded during 2003 and 2004 totaling $4,158,000 against the federal and state income tax benefits on pre-tax losses of approximately

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$10.6 million. During 2003 and 2004, it was uncertain if the Company could realize future benefit for these losses.

Also in 2005, a foreign subsidiary of the Company sold land it had owned in Costa Rica, and recorded a pre-tax gain of $3,950,000 on the sale. The foreign subsidiary remitted the proceeds to the parent company, and in accordance with the IRS Code Section 965(a) of the American Job Creations Act of 2004, the Company was able to receive a “temporary dividends received deduction” of approximately $2.8 million, resulting in tax savings of approximately $1 million.

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2006 and 2005 follows. Please note that revenues exclude other revenues from managed and affiliated properties, which are offset by equivalent costs, and have no impact on operating income.

Three-month period ended September 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$15,004	$614	$15,618
Operating income (loss) before depreciation and amortization expense	1,256	(1,766)	(510)
Depreciation and amortization	(2,470)	(124)	(2,594)
Interest income (expense), net	(743)	423	(320)
Other deductions	--	(3)	(3)
Segment pre-tax loss	(1,957)	(1,470)	(3,427)

Segment assets	82,209	45,579	127,788
Segment capital additions	745	2	747

Nine-month period ended September 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$59,298	$3,097	$62,395
Operating income (loss) before depreciation and amortization expense	8,642	(3,080)	5,562
Depreciation and amortization	(7,587)	(373)	(7,960)
Interest income (expense), net	(2,208)	1,110	(1,098)
Other income	--	33	33
Segment pre-tax loss	(1,153)	(2,310)	(3,463)

Segment assets	82,209	45,579	127,788
Segment capital additions	4,683	148	4,831

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

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share. The following table sets forth the computation of basic income and losses per share (in thousands):

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Numerator:
Income (loss) from operations	$(2,196)	$1,570	$(2,419)	$6,566

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$(0.59)	$0.42	$(0.65)	$1.77

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows (in thousands):

	(in thousands)
	Nine Months ended September 30
	2006	2005

Service cost	$1,285	$1,399
Interest cost	1,678	1,508
Expected return on assets	(1,432)	(1,304)
Amortization of prior service cost	82	67
Amortization of transition asset	--	(66)
Recognized actuarial loss	510	506
Estimated pension plan termination costs - Key Biscayne	1,340	--
Total plan benefit cost	3,463	2,110
Less: amounts charged to hotels operated under management agreements and affiliated properties	(1,641)	(270)
Net periodic benefit cost included in the consolidated statements of operations	$1,822	$1,840

The Company made a contribution to the Pension Plan of $1,100,000 in August 2006.

In connection with the August 2006 closure of Sonesta Beach Resort Key Biscayne (see Note 10 - Sonesta Beach Resort Key Biscayne), the Company has estimated the pension costs related to the termination of the resort’s employees at $1,340,000. This cost is part of certain other closure costs of the hotel, for which the Company was reimbursed during the fourth quarter of 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. Statement 158 will require employers to fully recognize the plan’s funded status on the balance sheet. Statement 158 will be applied retroactively to prior financial statements presented and will be effective for fiscal years ending after December 15, 2006. The new rules will significantly increase the Company’s recorded pension liability and reduce its shareholders’ equity. The Company cannot determine the full impact at this time, and, furthermore, is studying certain changes to its retirement plans that may have an impact on the Company’s pension liability.

The Company does not have any other post-retirement benefit plans.

9.	Legal Proceedings

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of Sonesta International Hotels Corporation (the “Company”), operates the Trump International Sonesta Beach Resort (the “Hotel”) in Sunny Isles, Florida, under a management agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business on April 1, 2003.

The Hotel is a condominium hotel. The guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The management agreement includes options for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”) for twenty million dollars ($20,000,000), and the Hotel’s meeting facilities (the “Commercial Lot”) for four million dollars ($4,000,000). The purchase price for both the Hotel and Commercial Lots would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the property acquired. SHF exercised its purchase option for the Hotel Lot in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. In connection with a mediation procedure, SILV and SHF entered into a settlement agreement, in September 2005, which addressed a number of issues, including that, subject to certain contingencies, the transaction would close in January 2006. The closing of the purchase has not occurred as a result of SILV’s repeated and material breaches of the purchase option, the settlement agreement of September 2005 and other agreements intended to consummate the transaction contemplated by the purchase option.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has concluded that it cannot realize the benefits it reasonably expected when it exercised the option in September 2004. As a result, the Company notified SILV in late September 2006 that it has rescinded the exercise of the purchase option. SHF will continue to manage the Hotel pursuant to the terms of its management agreement. Since the payments under the note following a purchase of the Hotel Lot and Commercial Lot would have been substantially the same as the minimum payments due to SILV under the management agreement, there is no detrimental effect on the Company’s cash flow as a result of this rescission.

In August 2006, SILV notified the Company of a default under the management agreement, which requires that Sonesta operate the Hotel based on a stipulated “Operating Standard”. The Company disputes that any default occurred, and has notified SILV accordingly.

10.	Sonesta Beach Resort Key Biscayne

In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort, in Key Biscayne, Florida to a Partnership in which the Company is a 50% limited partner. The new partnership, SBR-Fortune Associates, LLLP (“SBR-Fortune”), intends to redevelop the site with a new resort, which includes a luxury condominium hotel and residential condominium units, and other facilities customary to a luxury resort.

From April 19, 2005 through August 31, 2006, the Company continued to operate the existing hotel under a token ($1 per year) lease with SBR-Fortune, and reflected all income and expenses of the hotel in its statement of operations. Additionally, the hotel’s assets had been included in fixed assets, and continued to be depreciated. Due to its continuing involvement, the Company recognized the net proceeds received in April 2005 ($59,728,000) as a finance obligation. Federal and state taxes paid on the taxable gain in 2005 from this transaction are recorded as deferred tax assets.

Sonesta Beach Resort Key Biscayne closed for business on August 31, 2006. Costs related to the closing of the hotel, including severance payments to employees, funding of vacation pay, pension obligations and other costs, will be paid by SBR-Fortune, up to a maximum of $4 million. Amounts paid and accrued by the Company, up to the maximum of $4 million, are included in Accounts Receivable - Other at September 30, 2006, and are included as part of “Other Revenues and Expenses from managed and affiliated properties” in the consolidated statements of operations for the three and nine month periods ending September 30, 2006. Amounts paid in excess of the reimbursable $4 million, which amounted to approximately $250,000, are included in cost and operating expenses. The Company received full payment for the $4 million of reimbursable expenses from SBR-Fortune in the fourth quarter of 2006.

During the third quarter of 2006, the Company removed the existing hotel’s assets from its balance sheet, and recorded an investment for its 50% equity ownership in the developing partnership amounting to $35,791,000. This investment is based on 50% of the estimated fair value of the assets transferred plus 50% of the remaining book value of the assets, reduced by the proceeds received in April 2005. The estimated fair value of the assets is $160 million, based on a valuation of the highest and best use of the land by a nationally recognized real estate firm. The book value of the land and improvements was approximately $31 million at August 31, 2006. The proceeds received equaled $59,728,000.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred gain of $64,481,000 recorded on the Company’s consolidated balance sheets at September 30, 2006 consists of 50% of the estimated market value of the assets contributed to the development partnership, reduced by 50% of the remaining book value of the assets contributed at August 31, 2006. Due to the continuing involvement of the Company by virtue of its ownership in SBR-Fortune and its right to manage the new condominium hotel to be constructed on the site, the gain on the transfer of the assets will be deferred. Additional proceeds from the development of the new condominium hotel will first reduce the investment account, and future proceeds in excess of the investment account will be added to the deferred gain. Once the new condominium hotel commences operations, the deferred gain will be amortized over a 30 year period, which coincides with the estimated useful life of the new building.

Due to the continuing involvement in the development partnership and new resort, the historical results of Sonesta Beach Resort Key Biscayne have not been accounted for as a discontinued operation.

Part I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 2006 COMPARED TO 2005

During the first nine months of 2006 the Company recorded a net loss of $2,419,000, or $(0.65) per share, compared to net income of $6,566,000, or $1.77 per share, during the first nine months of 2005. The higher income in 2005 resulted in part from tax benefits recorded in 2005 related to the reversal of valuation allowances recorded in previous years, and federal income tax benefits resulting from the sale of land in Costa Rica (see Note 5 - Federal, Foreign and State Income Tax). Before income taxes, the Company recorded a loss in the first nine months of 2006 of $3,463,000 compared to income of $1,694,000 in the first nine months of 2005. The reduction in income was mainly due to an increase in depreciation expense at Sonesta Beach Resort Key Biscayne of $1,996,000, which resulted from the revision of useful lives of certain furniture and equipment used in the operation of the resort, which closed on August 31, 2006 (see Note 10 - Sonesta Beach Resort Key Biscayne). Also in 2005, the Company sold land it had owned in Costa Rica since 1995 and recorded a pre-tax gain of $3,950,000. The aforementioned two items account for a decrease in pre-tax earnings of $5,946,000 in 2006 compared to 2005. The remaining net increase in pre-tax earnings in 2006 compared to 2005 of approximately $789,000 resulted from a combination of increased operating income from Royal Sonesta Hotel Boston (Cambridge), a reduction in interest expense due to debt reduction and increased investment income on cash reserves, offset in part by an increase in the Company’s loss from management activities.

A more detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2006	2005
Sonesta Beach Resort Key Biscayne	300	$19,341	$21,506
Royal Sonesta Hotel Boston (Cambridge)	400	19,455	17,532
Royal Sonesta Hotel New Orleans	500	20,502	24,809
Management and service fees and other revenues		3,097	3,406
Total revenues, excluding revenues from managed and affiliated properties		$62,395	$67,253

During the third quarter of 2006, the Company started recording costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis, as previously presented (see Note 1). The revenues included and discussed in this Management’s Discussion and Analysis exclude the “Other Revenues and Expense from managed and affiliated properties” resulting from this restatement, which are included in the Company’s consolidated statements of operations for the three and nine month periods ending September 30, 2006

Total revenues for the first nine months of 2006 were $62,395,000 compared to $67,253,000 in 2005, a decrease of approximately $4,858,000.

Revenues at Sonesta Beach Resort Key Biscayne decreased by $2,165,000 from $21,506,000 during the nine month period ending September 30, 2005 to $19,341,000 during the nine month period ending September 30, 2006. The Key Biscayne Resort closed for business on August 31, 2006, as previously planned, and the site is intended for the development of a new condominium hotel and residences, to be built by a partnership in which the Company is a 50% partner (see Note 10 - Sonesta Beach Resort Key Biscayne). Of the decrease in revenues of $2,165,000, $946,000 was due to revenues achieved in September 2005, while the hotel was operating. For the eight month period ending August 31, 2006, the hotel’s revenues were $1,219,000 lower than in the same eight month period in 2005. Room revenues achieved during the first eight

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

months of 2006 were virtually the same as in 2005, but revenues from food and beverage and other sources decreased by $1,032,000. This was mainly due to the loss of banquet business. Royal Sonesta Hotel Boston (Cambridge) recorded revenues during the first nine months of 2006 of $19,455,000 compared to $17,532,000 in the same period in 2005, which represents an increase of $1,923,000, or 11%. Room revenues increased by $1,413,000 during the first nine months of 2006 compared to 2005, due to an increase in room revenues per available room (‘REVPAR”) of 13%. This increase was mainly due to an increase in average room rates achieved, since occupancy levels increased only slightly. Stronger demand from the group and conventions market segment contributed to the increase in average room rates. Revenue from other sources increased by $510,000, primarily because of increased food and beverage revenues, resulting from the increase in group and convention business. Hotels in Boston, in general, continued to enjoy increased business levels in 2006 compared to last year. Revenues at Royal Sonesta Hotel New Orleans during the first nine months of 2006 were $20,502,000 compared to $24,809,000 in the same period in 2005, a decrease of $4,307,000. Business in New Orleans continues to be affected, primarily from the decrease in group and convention business, following Hurricane Katrina. The New Orleans hotel’s REVPAR decreased by 20% during the first nine months of 2006 compared to 2005, primarily from a severe drop in occupancy levels. During the first quarter of 2006, the hotel was able to capture a substantial amount of rooms business from government sources related to relief efforts, but this business slowed significantly at the start of the 2006 second quarter. As a result, occupancy declined substantially since April 2006. Revenues from other sources, mainly food and beverage, also declined (by 24% compared to 2005) due to the lack of group and convention business, which normally produces substantial banqueting revenues. Revenues from management activities decreased by $309,000 to $3,097,000 during the first nine months of 2006 compared to the same period in 2005. This was mainly due to a decrease in management income from Chateau Sonesta Hotel New Orleans. Decreased fee income from the Company’s managed hotels in Egypt, and from Sonesta Hotel & Suites Coconut Grove, were partially offset by increased fee income from Trump International Sonesta Beach Resort Sunny Isles. The Company also recorded increased income from its training activities, both from its managed hotels as well as third party clients that contract with the Company’s training subsidiary for these services.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2006	2005
Sonesta Beach Resort Key Biscayne	$(1,073)	$1,194
Royal Sonesta Hotel Boston (Cambridge)	1,317	637
Royal Sonesta Hotel New Orleans	811	720
Operating income from hotels after management and service fees	1,055	2,551
Management activities and other	(3,453)	(2,473)
Operating income (loss)	$(2,398)	$78

The operating loss for the nine-month period ended September 30, 2006 was $2,398,000, compared to operating income of $78,000 in 2005, a decrease of approximately $2,476,000.

Sonesta Beach Resort Key Biscayne recorded an operating loss of $1,073,000 during the first nine months of 2006 compared to operating income of $1,194,000 during the first nine months of 2005, a decrease of $2,267,000. Revenues during the first nine months of 2006 were $2,165,000 lower than in 2005, which was partially due to the fact that the hotel closed for business on August 31, 2006 (see Note 10 - Sonesta Beach Resort Key Biscayne). Revenues in September 2005 were $946,000. Total expenses during the nine month period ending September 30, 2006 increased by $102,000 compared to the first nine months of 2005. An increase in depreciation expense of $1,996,000 was almost entirely offset by decreases in other expenses of $1,894,000, primarily cost and operating expenses, advertising costs, administrative and general expenses and maintenance costs. The increase in deprecation expense resulted from additional depreciation charges from the revision of the useful lives of certain furniture and equipment that was used in connection with the operations of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

the hotel, which closed on August 31, 2006. Royal Sonesta Hotel Boston (Cambridge) reported operating income of $1,317,000 during the first nine months of 2006 compared to $637,000 during the first nine months of 2005, an increase of $680,000. Increased revenues during the 2006 period of $1,923,000 were partially offset by increased expenses of $1,243,000. The expense increase was mainly due to increased costs and operating expenses from higher payroll costs and energy costs, increased sales and marketing expense, and an increase in human resource expenses due to the cost of recruiting a new general manager for the hotel. Depreciation expense also increased as a result of extensive refurbishment of the Hotel’s guestrooms, and certain other capital additions and improvements. Royal Sonesta Hotel New Orleans reported operating income of $811,000 during the nine month period ending September 30, 2006 compared to operating income of $720,000 during the same period in 2005. Revenues were severely affected in 2006, and decreased by $4,307,000 compared to the first nine months of 2005. Expenses of the Hotel, however, decreased by $4,398,000, resulting in a slight increase in operating income of $91,000. Cost and operating expenses decreased by $1,682,000, or 16%, primarily due to lower payroll expense. Rent due under the lease under which the Company operates the Hotel decreased by $1,634,000 in the first nine months of 2006 compared to 2005, due to the decrease in net cash flow from operations, of which rent is a certain percentage. Remaining expenses decreased by $1,082,000, which included lower advertising expense, administrative and general expenses, and lower maintenance costs. The Company’s loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, increased from $2,473,000 in the first nine months of 2005 to $3,453,000 during the first nine months of 2006. Management income from third party owned hotels decreased by $309,000, and management income allocated to the Company’s owned hotels decreased by $223,000. Expenses increased by $448,000, primarily due to increased administrative general expenses.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $953,000 during the first nine months of 2006 compared to 2005, due to the repayment of the Company’s mortgage debt of Sonesta Beach Resort Key Biscayne, and the reduction of the debt on Royal Sonesta Hotel Boston (Cambridge), both in April 2005. This was part of a transaction in which the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner (see Note 10 - Sonesta Beach Resort Key Biscayne.)

Interest income increased from $753,000 during the first nine months of 2005 to $1,155,000 during the first nine months of 2006, primarily due to an increase in short term investment income on the Company’s cash balances, which include cash received of approximately $24 million following the transfer in April 2005 of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner (see Note 10 - Sonesta Beach Resort Key Biscayne).

The 2005 gain on sale of assets included a $3,950,000 gain on the sale of land the Company owned in Costa Rica. The site, which the Company acquired in 1995, was intended for a new resort to be operated by the Company, but the development never materialized.

THIRD QUARTER 2006 COMPARED TO 2005

During the third quarter of 2006 the Company recorded a loss of $2,196,000, or $(0.59) per share, compared to net income of $1,570,000, or $0.42 per share, in the third quarter of 2005. The 2005 net income benefited from a federal income tax benefit resulting from the sale of land in Costa Rica (see Note 5 - Federal, Foreign, and State Tax). Before income taxes, the Company recorded a 2006 third quarter loss of $3,427,000, compared to pre-tax income of $217,000 during the 2005 third quarter. The decrease in earnings was primarily due to the inclusion in the 2005 third quarter of $3,950,000 pre-tax gain on the sale of land the Company owned in Costa Rica. Increases in operating income at Royal Sonesta Hotel Boston (Cambridge) ($408,000) and Royal Sonesta Hotel New Orleans ($635,000) were offset by increased losses during the 2006 third quarter from Sonesta Beach Resort Key Biscayne ($848,000). Of the increased loss in Key Biscayne, an amount of $606,000 was due to increased depreciation expense resulting from the revision of useful lives of certain furniture and equipment used in the operations of the Key Biscayne hotel, which closed on August 31, 2006 (see Note 10 - Sonesta Beach Resort Key Biscayne).

A more detailed analysis of the revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2006	2005
Sonesta Beach Resort Key Biscayne	300	$2,710	$4,440
Royal Sonesta Hotel Boston (Cambridge)	400	7,364	6,536
Royal Sonesta Hotel New Orleans	500	4,930	5,083
Management and service fees and other revenues		614	166
Total revenues, excluding revenues from managed and affiliated properties		$15,618	$16,225

During the third quarter of 2006, the Company started recording costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis, as previously presented (see Note 1). The revenues included and discussed in this Management’s Discussion and Analysis exclude the “Other Revenues and Expense from managed and affiliated properties” resulting from this restatement, which are included in the Company’s consolidated statements of operations for the three and nine month periods ending September 30, 2006

Total revenues for the quarter ended September 30, 2006 were $15,618,000 compared to $16,225,000 in the same period in 2005, a decrease of approximately $607,000.

Sonesta Beach Resort Key Biscayne, which closed for business on August 31, 2006, reported 2006 third quarter revenues of $2,710,000 compared to $4,440,000 during the 2005 third quarter, a decrease of $1,730,000. Revenues achieved in September 2005 accounted for $946,000 of this decrease. During the months of July and August of 2006, the last two months of operations, revenues were $784,000 less than during the same two month period in 2005. Room revenues were less because of lower average rates achieved compared to 2005, and revenues from other sources, including food and beverage, also decreased compared to a year ago. Royal Sonesta Hotel Boston (Cambridge) had a good 2006 third quarter. Revenues rose by $828,000 to $7,364,000, which represented a 13% increase over the third quarter of 2005. Room revenues increased by $486,000 in 2006 due to an 11% increase in room revenue per available room (“REVPAR”). A slight decrease in occupancy during the 2006 quarter was offset by a substantial increase in average room rates achieved. Revenues from other sources, primarily food and beverage, increased by $342,000, which was almost entirely due to an increase of $285,000 in banqueting revenues. Revenues during the third quarter of 2006 at Royal Sonesta Hotel New Orleans were $4,930,000, compared to $5,083,000 in the 2005 third quarter, a decrease of $153,000. The hotel did limited business during September 2005, after Hurricane Katrina struck New Orleans on August 29, 2005. In September 2006, the hotel’s revenues exceeded revenues in September 2005 by $931,000. Revenue losses during July and August of 2006 were approximately $1,084,000 compared to July and August of 2005, mainly due to the sharp reduction in group and convention business in 2006 compared to 2005. Occupancies during July and August 2006 were much lower at Royal Sonesta Hotel New Orleans, as was the case throughout the entire City. Revenues from management activities were $614,000 in the 2006 third quarter compared to $166,000 in the 2005 third quarter. A very active hurricane season in 2005 affected business at the Company’s managed hotel in Sunny Isles, which resulted in decreased management income during the 2005 third quarter from this hotel. Fee income in the third quarter of 2005 from Chateau Sonesta Hotel New Orleans was affected by the closure of the hotel after sustaining damage from Hurricane Katrina in late August 2005. The hotel reopened on December 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2006	2005
Sonesta Beach Resort Key Biscayne	$(2,381)	$(1,533)
Royal Sonesta Hotel Boston (Cambridge)	1,057	649
Royal Sonesta Hotel New Orleans	110	(525)
Operating loss from hotels after management and service fees	(1,214)	(1,409)
Management activities and other	(1,890)	(1,911)
Operating loss	$(3,104)	$(3,320)

Operating loss during the quarter ended September 30, 2006 was $3,104,000, compared to an operating loss of $3,320,000 in the quarter ended September 30, 2005, which represents a slight improvement of approximately $216,000.

The operating loss at Sonesta Beach Resort Key Biscayne for the quarter ended September 30, 2006 was $2,381,000, which was $848,000 higher than the loss for the quarter ended September 30, 2005 of $1,533,000. Revenues of the Resort, which closed for business on August 31, 2006, were $1,730,000 less during the 2006 third quarter compared to the 2005 third quarter, but expenses decreased by $882,000 to offset part of the revenue loss. Expenses decreased despite an increase in depreciation expense of $606,000 during the 2006 third quarter compared to 2005, from additional depreciation charges resulting from the revision of the useful lives of certain furniture and equipment used in connection with the operations of the hotel, as a result of the closure of the hotel. Expenses other than depreciation expense decreased, including costs and operating expenses. Adjusted for the additional, unusual depreciation expense, the operating loss in the third quarter of 2006 was $242,000 higher than in the third quarter of 2005. Decreased income during July and August, 2006, the hotel’s last two months of operations, were partially offset by a decrease in the operating loss in September 2006, compared to 2005. Operating income at Royal Sonesta Hotel Boston (Cambridge) during the third quarter 2006 rose by $408,000 to $1,057,000 compared to the third quarter of 2005. Revenues during the third quarter increased by $828,000, and expenses increased by $420,000, or 7%. This increase in expenses was primarily due to higher costs and operating expenses, including payroll and benefit costs and utility costs, and increased deprecation expense, resulting from increased capital additions and improvements at the Hotel. Royal Sonesta New Orleans reported operating income of $110,000 during the 2006 third quarter, compared to an operating loss of $525,000 in 2005, an improvement of $635,000. New Orleans was struck by Hurricane Katrina on August 29, 2005 and the hotel, even though it never closed, did not record any revenues for the 15-day period following the storm. Overall, revenues during the 2005 third quarter were $153,000 more than 2006 third quarter revenues, which totaled $4,930,000. Total expenses however decreased by $788,000 during the 2006 third quarter compared to the 2005. This decrease was primarily due to lower costs and operating expenses and administrative and general expenses in the 2006 third quarter compared to last year. In July and August of 2006, the hotel operated at much lower occupancies than during the same months a year ago, and therefore had much lower operating expenses. The operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, remained virtually unchanged in the third quarter of 2006 compared to 2005. The loss decreased by $21,000. Revenues during the third quarter 2006 increased by $448,000, and expenses increased by $427,000 compared to the 2005 third quarter. The expense increase was primarily a result of increased administrative and general expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest expense remained unchanged at $759,000 during the third quarter of 2006 compared to 2005. The Company’s only debt consists of a mortgage loan on Royal Sonesta Hotel Boston (Cambridge) in the amount of $34,061,000 (see Note 3 - Borrowing Arrangements).

Interest income increased from $342,000 during the 2005 third quarter to $439,000 during the 2006 third quarter. This was primarily due to increased short term investment income on the Company’s cash balances, resulting from higher rates of return in 2006.

Included in the third quarter of 2005 was a $3,950,000 gain on sale of land the Company owned in Costa Rica. The site, which the Company acquired in 1995, was intended for a new resort to be operated by the Company, but the development never materialized.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax benefit in 2006 is lower than the statutory rate primarily because of state taxes paid on the Company’s income in Louisiana, and because of foreign taxes paid on its income from its properties in Egypt and Peru.

During the first nine months of 2005, the Company recorded a net tax benefit of $4,872,000, primarily as a result of the following:

•
In April 2005, the Company completed the transfer of the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership with the intent to develop a new condominium resort on the site. The Company is a 50% partner in the new partnership. This transaction resulted in significant taxable income, and accordingly, in the first quarter of 2005, the Company reversed the valuation allowances previously recorded during 2003 and 2004 totaling $4,158,000 against the federal and state income tax benefits on pre-tax losses of approximately $10.6 million. During 2003 and 2004, it was uncertain if the Company could realize future benefit for these losses.

•
Also in 2005, a foreign subsidiary of the Company sold land it had owned in Costa Rica, and recorded a pre-tax gain of $3,950,000 on the sale. The foreign subsidiary remitted the proceeds to the parent company, and in accordance with IRS Code Section 965(a) of the American Job Creations Act of 2004, the Company was able to receive a “temporary dividends received deduction” of approximately $2.8 million, resulting in tax savings of approximately $1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $22.8 million at September 30, 2006.

Capital expenditures of $4,831,000 during the first nine months of 2006 included $3,526,000 for expenditures at Royal Sonesta Hotel Boston (Cambridge). The hotel’s total capital budget for 2006 of approximately $4.6 million includes major guestroom renovations and the creation of a new restaurant.

In September 2006, the Company paid approximately $2.6 million for costs related to the closure of Sonesta Beach Resort Key Biscayne, which amounts are included in Accounts Receivable Other on the consolidated balance sheets at September 30, 2006. The Company was reimbursed for these amounts during the 2006 fourth quarter (see Note 10 - Sonesta Beach Resort Key Biscayne).

Company management believes that the cash resources will be more than adequate to meet its cash requirements for 2006 and beyond.

PART I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company uses fixed rate debt to finance the ownership of one of its properties. The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2006. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Long-term Debt (in thousands) maturing in:

	YEAR
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$--	$602	$665	$32,794	$-0-	$34,061	$36,335
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

PART I - Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2006.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended September 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 8, 2006