Form 10-K
period 2006-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2007-03-26
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-9032
SONESTA INTERNATIONAL HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue, Boston, MA 02116
(Address of principal executive offices, including zip code)

617-421-5400
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQGM
$.80 par value per share

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined on Rule 126-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer  ☐Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $24,588,512.

The number of shares outstanding of the registrant's common stock as of the close of business on March 13, 2007 was 3,698,230.

Documents incorporated by reference

1.	Portions of the annual report to shareholders for the year ended December 31, 2006 are incorporated by reference into Parts I and II. The 2006 Annual Report is filed with this Form 10-K as Exhibit 13.

2.	Portions of the proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III.

An Index to Exhibits appears on pages 15 through 19 of this Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

Item 1. Business

(a)
General Development of Business. The Company, a New York Corporation formed in 1923, is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida; and New Orleans, Louisiana. It also operates, under management agreements, hotels in New Orleans, Louisiana; Coconut Grove, Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and five Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Orlando, Florida and in Qatar. In addition, the Company has franchise agreements for hotels in St. Maarten (2), Brazil (2) and Peru (6). During 2006, the Company commenced management of two additional Nile Cruise Ships. In addition, a licensed property was added in Brasilia, Brazil in October 2006, and a second licensed hotel was added in St. Maarten in November 2006.

The Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, of which it is a 50% owner, in April 2005. The hotel closed for operations in August 2006. Detailed information regarding this major transaction is incorporated by reference from Note 2 to the Company’s consolidated financial statements (pages 19 through 21 of the Annual Report to Shareholders, filed herewith as Exhibit 13).

In general, business levels declined during 2006. Revenues of Royal Sonesta Hotel Boston (Cambridge) increased, but this increase was offset by declines in revenues of Royal Sonesta Hotel New Orleans, and lower revenues of Sonesta Beach Resort Key Biscayne, which closed in August 2006 for redevelopment. In addition, income from management activities decreased slightly in 2006 compared to 2005.

(b)
Financial Information About Segments. This information is incorporated by reference from Note 8 to the Company’s consolidated financial statements (pages 25 and 26 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13).

(c)
Narrative Description of Business and Competition. The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive. In the major markets we operate, which are New Orleans, Miami and Boston, we compete with many other hotels of the same quality. A substantial number of these hotels compete for the same market segments as our hotels. The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company. The Company follows the practice of refurnishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures. During the two years ended December 31, 2006, the Company made such capital expenditures totaling approximately $11 million.

The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation. The Company is using the name "Sonesta" for all of its hotels.

     The Company has approximately 1,074 employees. The Company considers its relations with its employees to be satisfactory.

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

        The following tables reflects total revenues, annual occupancy percentages, average room rates and room revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2006,
        2005 and 2004. REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

Hotel		Number of Rooms	Year Built of Acquired	Total Revenues (in thousands)

				2006	2005	2004

Sonesta Beach Resort Key Biscayne	Leased (1)	300	1998	$19,341	$27,395	$28,170
Royal Sonesta Hotel Boston (Cambridge)	Owned	400	1963/1984	26,408	23,986	23,279
Royal Sonesta Hotel New Orleans	Leased	500	1969	27,894	32,757	34,051

(1)
In April 2005 the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner. The hotel closed on August 31, 2006.

	Average Occupancy Percentage			Average Daily Rate
Hotel

	2006	2005	2004	2006	2005	2004

Sonesta Beach Resort Key Biscayne	71.4%	66.0%	69.5%	$224	$208	$196
Royal Sonesta Hotel Boston (Cambridge)	64.6%	65.5%	64.8%	177	155	149
Royal Sonesta Hotel New Orleans	67.1%	82.2%	76.9%	154	163	165

	“REVPAR”

Hotel	2006	2005	2004

Sonesta Beach Resort Key Biscayne	$160	$137	$136
Royal Sonesta Hotel Boston (Cambridge)	114	102	96
Royal Sonesta Hotel New Orleans	103	134	127

Note: Royal Sonesta Hotel New Orleans did not generate revenues for a 15 day period following Hurricane Katrina, which struck New Orleans on August 29, 2005. Sonesta Beach Resort Key Biscayne closed for operations on August 31, 2006. The number of rooms available are adjusted accordingly.

The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo. Trademarks are maintained in numerous countries, besides the United States. Each mark is generally protected for several years, subject to periodic renewal.

For revenues by types of services provided for the three years ended December 31, 2006, reference is made to the Consolidated Statements of Operations which appear on page 12 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

(d)
Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 8 on pages 25 and 26 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

(e)
Environmental Compliance. Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not has a material impact on our capital expenditures or earnings. We do not anticipate any material impact from such compliance in the future.

(f)
Internet Address and Company SEC Filings. Our Internet address is www.Sonesta.com. On the corporate governance portion of our website, under the Investor Relations sections, we provide a link to the U.S. Securities and Exchange Commission website. Included on this website are our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports.

Item 1A. Risk Factors

The Company’s business is subject to various risks that could have a negative effect on the Company’s results from operations and its financial condition. These risks could cause results to differ materially from those expressed in forward-looking statements contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Company’s 2006 Annual Report, which is filed herewith as Exhibit 13. Additional risks that the Company does not yet know of, or that it currently thinks are immaterial, may also affect our business operations or financial results.

The lodging industry is highly competitive. The Company competes with much larger hotel chains, and its ability to compete successfully depends on its ability to offer business and leisure travelers lodging products and services that are perceived to be of equal of better quality and value than those offered by its competitors.

The Company is subject to a range of operating risks common to the hotel industry. These operating risks include, but are not limited to:

1)	the availability of and demand for hotel rooms in the markets we operate;

2)	international, national and regional economic and political conditions;

3)	the impact of war and terrorist activity (including threats of terrorist activity and other matter that influence and/or limit travel, such as travelers’ fears of contagious diseases (i.e. Bird Flu);

4)	the occurrence of natural disasters, such as hurricanes;

5)	taxes and government regulations that influence or determine wages, and cost prices of goods and services the Company uses to operate its hotels;

6)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

7)	relationships and disputes with owners of our hotels operated under management agreements.

There are certain risks that pose a more significant threat to the Company’s future results and financial condition, because of the particular businesses the Company is involved in, and the markets in which we operate.

The Company’s Key Biscayne partnership may experience increased costs and delays while developing a new resort. The Company is a 50% partner in a development partnership, which was created in 2005 to redevelop the site of Sonesta Beach Resort Key Biscayne. The Company received approximately $60 million in non-refundable proceeds in April 2005 after it contributed the land and improvements of Sonesta Beach Resort Key Biscayne to the development partnership. In addition, the Company received an priority equity position, valued by the partnership at $60 million. Future proceeds are dependent on the successful development of a new resort, and the sales of condominium units at sufficient prices to cover all costs of the development and construction of the new resort. Partnership efforts to obtain building permits for the new development have met opposition from residents of the Village of Key Biscayne, delaying the permitting process, resulting in increases in development costs. It is uncertain at this point when construction of the new resort will start. In addition, the partnership may consider changes to the original plans, which called for a condominium hotel of approximately 300 rooms, to allow for a smaller hotel and a larger residential component.

Because the Company’s U.S. hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Company’s results of operations. A major portion of the Company’s revenues and income is derived from its owned and leased hotels, and from its managed hotels, in the United States. Of the Company’s five U.S. hotels it operated at the end of 2006, two are located in the Miami, Florida area, two are located in New Orleans, and one is located in Cambridge, Massachusetts. This means the Company’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results of operations. Four of the Company’s five U.S. hotels operating at the end of 2006 are located either in New Orleans or in the Miami, Florida area. These areas are prone to hurricanes, and the Company’s financial condition will be impacted if its hotels suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas. In 2005, the Company’s results were impacted by Hurricanes Katrina and Rita, which affected the New Orleans region, and by Hurricanes Katrina, Rita and Wilma, which affected the Miami, Florida area. As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the Company, and the owners of the Company’s managed hotels, have significant deductibles, and certain caps on coverages for windstorm and flood.

The Company’s properties in New Orleans may continue to be adversely impacted by the loss of business and increased cost due to Hurricane Katrina. The Company operates two hotels in New Orleans, Louisiana. The business in this market has historically been heavily dependent on group and convention business. Hurricane Katrina, which struck New Orleans on August 29, 2005, caused major damage to the city’s convention center and infrastructure, resulting in the cancellation of substantially all group and convention business following the storm. During the period September 2005 through March 2006, the Royal Sonesta Hotel New Orleans successfully replaced the convention business with government business and other business related to the recovery and rebuilding efforts in New Orleans. However, from April 2006 forward the hotel’s results declined sharply due to the fact that group and convention business is returning very slowly to New Orleans. This trend is expected to continue throughout 2007. Chateau Sonesta Hotel New Orleans, which the Company operates under a management contract, also suffered a severe downturn in business compared to previous years, for the same reason. Following Katrina, a significant number of the Company’s employees were forced to leave the City due to the lack of housing. Replacement staff is in very short supply, and payroll costs have increased as a result.

The Company’s fee income from its operations in Egypt may be adversely impacted by terrorism. During 2006, the Company’s management revenues from its hotels in Egypt totaled approximately $1.7 million ($1.9 million in 2005). In previous years, Egypt has experienced terrorist activity, which affected tourism. Potential future terrorist incidents will affect tourism to Egypt, and the Company’s management income from this region.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in Royal Sonesta Hotel, Boston (Cambridge), Massachusetts. Sonesta Beach Resort Key Biscayne was owned by the Company until April 2005, when it transferred the land and assets into a development partnership, of which the Company is a 50% owner. From April 2005 through August 2006, the Key Biscayne property was operated under a $1 per year lease with the development partnership. Detailed information regarding this major transaction is incorporated by reference from Note 2 to the Company’s consolidated financial statements (pages 19 through 21 of the Annual Report to Shareholders, filed herewith as Exhibit 13). Reference is made to Note 4 of the Notes to the Consolidated Financial Statements of the Company which appears on page 22 of the Company's 2006 Annual Report to Shareholders, filed herewith as Exhibit 13, for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates the Royal Sonesta Hotel, New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its remaining ten-year extension option. As of March 3, 2007, the Company has exercised options through September 30, 2014.

The Company also operates under management agreements hotels in Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida; New Orleans, Louisiana; and Cairo, Luxor, Port Said, Taba and Sharm el Sheikh (2), Egypt; and five Nile River cruise vessels. At December 31, 2006 the Company has granted licenses for the use of its name to six hotels in Peru, two hotels in St. Maarten, and two hotels in Brazil.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116. That lease commenced May 1, 2002, and has a 10-year term.

Item 3. Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

Sonesta Hotels of Florida, Inc. (“SHF”), a wholly owned subsidiary of the Company, operates the Trump International Sonesta Beach Resort (the “Hotel”) in Sunny Isles, Florida, under a management agreement with the Hotel’s owner, Sunny Isles Luxury Ventures L.C. (“SILV”). The Hotel opened for business on April 1, 2003.

The Hotel is a condominium hotel. The guestrooms are owned by third party buyers and, to the extent condominium units remain unsold, by SILV. The management agreement included options for SHF to purchase the Hotel’s non-guestroom areas (the “Hotel Lot”) for twenty million dollars ($20,000,000), and the Hotel’s meeting facilities (the “Commercial Lot”) for four million dollars ($4,000,000). The purchase price for both the Hotel and Commercial Lots would be 100% financed by SILV by means of a non-recourse, 25-year loan secured by a mortgage on the property acquired. SHF exercised its purchase option for the Hotel Lot in September 2004, and the parties agreed that they would close the transaction in early January 2005. Despite its earlier agreements, SILV took the position that it would not close on this transaction and, in response, the Company filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, to compel SILV to close the transaction. In connection with a mediation procedure, SILV and SHF entered into a settlement agreement, in September 2005, which addressed a number of issues, including that, subject to certain contingencies, the transaction would close in January 2006. The closing of the purchase did not occur as a result of SILV’s repeated and material breaches of the purchase option, the settlement agreement of September 2005 and other agreements intended to consummate the transaction contemplated by the purchase option.

The Company concluded that it could not realize the benefits it reasonably expected when it exercised the option in September 2004. As a result, the Company notified SILV in late September 2006 that it rescinded the exercise of the purchase option. SHF will continue to manage the Hotel pursuant to the terms of its management agreement. Since the payments under the note following a purchase of the Hotel Lot and Commercial Lot would have been substantially the same as the minimum payments due to SILV under the management agreement, there is no detrimental effect on the Company’s cash flow as a result of this rescission.

Other

The Company is also from time to time subject to routine litigation incidental to its business, and generally covered by insurance. The Company believes that the results of such litigation will not have a materially adverse effect on the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

A special dividend of $1.00 per share was paid in June 2005, and a dividend of $0.10 per share was declared in December 2005, but was paid in January 2006. A dividend of $ 0.10 per share was paid in July 2006, and a dividend of $0.10 per share was declared in December 2006, but paid in January 2007. Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 15 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 6. Selected Financial Data

Selected Financial Data, which appears on page 2 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This information is incorporated by reference from pages 4 through 11 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from page 10 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Vitale, Caturano & Company, Ltd. dated March 15, 2007 are incorporated herein by reference from the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

Selected Quarterly Financial Data are incorporated by reference on page 10 of the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

There were no disagreements with the Company’s independent auditors on accounting principles or practices or financial statement disclosures during 2006.

Item 9A. Controls and Procedures

As of December 31, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2006.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Executive Officers are:

Name	Present Position	Age	Employment History 2001 to Present
Roger P. Sonnabend	Executive Chairman of the Board	81	Chairman and Chief Executive Officer until December 2003
Peter J. Sonnabend	Chief Executive Officer and Vice Chairman	53	Vice Chairman and Vice President until December 2003, Secretary until May 2003
Stephanie Sonnabend	Chief Executive Officer and President	54	President until December 2003
Paul Sonnabend	Chairman of the Executive Committee and Executive Vice President	79	Chairman of the Executive Committee and Chief Financial Officer until December 2003
Stephen Sonnabend	Senior Vice President	75	Senior Vice President
Boy van Riel	Vice President and Treasurer	48	Vice President and Treasurer
Carol Beggs	Vice President, Technology	46	Vice President, Technology
Felix Madera	Vice President, International	58	Vice President, International
Kathy Rowe	Senior Vice President	48	Vice President, Food and Beverage until December 2003
Jacqueline Sonnabend	Executive Vice President	52	Executive Vice President
Alan M. Sonnabend	Vice President, Development	49	Vice President and General Manager, Sonesta Beach Resort Key Biscayne, until May 2002; Vice President and General Manager, Trump International Sonesta Beach Resort, until October 2004

Directors of the Company and Compliance with Section 16 (a). The information required by this item is incorporated herein by reference from the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which will be held on May 10, 2007.

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

Audit Committee Charter. The Company’s Audit Committee Charter, which is posted on the Company’s website at www.Sonesta.com, outlines the Committee’s purpose, responsibilities, and authorities, and is reviewed and reassessed by the Audit Committee on an annual basis.

Audit Committee Members and Financial Expert. The Company's Board of Directors has an Audit Committee consisting of Messrs. George S. Abrams, Vernon R. Alden, Joseph L. Bower and Charles J. Clark. All the members of the Audit Committee are financially literate and independent. Mr. Clark, who the Company considers a financial expert, as defined by NASDAQ rules, and an audit committee financial expert, as defined by SEC rules, serves as Chairman of the Audit Committee. Mr. Clark has 35 years of experience as a commercial banker, 25 years of which were spent managing a commercial lending department, and 2 years as head of a commercial credit department. Mr. Clark has vast experience in reviewing and evaluating financial statements.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which will be held on May 10, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which will be held on May 10, 2007.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13. Certain Relationships and Related Transactions, and Directos Independence

This information is incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be held on May 10, 2007.

Item 14. Principal Accountant Fees and Services

Auditors.  Vitale, Caturano & Company, Ltd. has served as the Company’s independent auditors since 2004. A representative of Vitale, Caturano & Company Ltd. is expected to be present at our annual meeting, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by Vitale, Caturano & Company, Ltd. to us in the last two fiscal years were as follows:

	FY 2005	FY 2006

Audit Fees	$122,000	$130,000
Audit of Pension and 401(k)
Benefit Plans	12,000	14,000
Other Fees (1)	47,780	700

Total Fees	$181,780	$144,700

(1)Other fees include tax advisory fees and consultation on unusual audit and accounting matters that arose during the accounting period, in particular related to the redevelopment of Sonesta Beach Resort Key Biscayne.

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

All services for which the Company engages the auditors are approved by the Audit Committee. The total fees the Company paid to Vitale Caturano & Company Ltd. for services in 2005 and 2006 are set forth above.

The Company’s Audit Committee approved the engagement of Vitale, Caturano & Company Ltd. to provide audit related services in 2005 and 2006, respectively (which include the annual audits of the Company’s Pension Plan and 401(k) Plan) because it determined that for Vitale, Caturano & Company Ltd. to provide these services would not compromise its independence, and that its familiarity with the Company’s record keeping and accounting systems would permit them to provide these services with equal or higher quality, more quickly and at a cost similar to what the Company could obtain these services from other providers.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	1.
Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

2.
Financial Statement Schedules: The financial statement schedules required to be filed by Item 8 of this form are listed in the accompanying Index to Consolidated Financial Statements, and are included in the notes to the financial statements, incorporated by reference from the 2006 Annual Report to Shareholders, filed herewith as Exhibit 13.

3.	A list of Exhibits is included on pages 15 through 19 of this report on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule

Item 15(a) (1) and (2)	References (Page)

	Form 10-K	2006 Annual Report to Shareholders*

Consolidated Balance Sheets at December 31, 2006 and 2005		13,14

For the years ended December 31, 2006, 2005, and 2004:

Consolidated Statements of Operations		12

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)		15,16

Consolidated Statements of Cash Flow		17

Notes to Consolidated Financial Statements		18

Consolidated Financial Statement Schedule II for the year ended December 31, 2006

II Consolidated Valuation and Qualifying Accounts	14

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
_________________________________________________________
*Filed herewith as Exhibit 13

SONESTA INTERNATIONAL HOTELS CORPORATION
SCHEDULE II

Consolidated Valuation and Qualifying Accounts
Three Years Ended December 31, 2006

	Balance Beginning Of Year	Amounts Charged To Income	Amounts Written Off	Balance End of Year

Year Ended December 31, 2004

Allowance for doubtful accounts	$221,024	$2,289	$11,366	$211,947

Year Ended December 31, 2005

Allowance for doubtful accounts	$211,947	$1,425	$119,666	$93,706

Year Ended December 31, 2006

Allowance for doubtful accounts	$93,706	$2,000	$9,013	$86,693

SONESTA INTERNATIONAL HOTELS CORPORATION
Index to Exhibits

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended to date. (13)
3.2	Company By-laws, as amended to date. (13)
10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001. (11)
10.2	Purchase and Sale Agreement, between Sonesta Hotels of Anguilla, Limited, and Flag Luxury Properties (Anguilla), LLC, dated July 26, 2002. (11)
10.4 (a)	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (10)
10.4 (b)	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (10)
10.4 (c)	Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin Borkowsky (“Dunin”), dated December 22, 2000. (10)
10.4 (e)	Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000. (10)
10.4 (g)	Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22, 2000. (10)
10.5 (a)	Unsecured demand line of credit agreement, dated December 31, 2004, between Citizens Bank of Massachusetts (“Citizens”) and Sonesta International Hotels Corporation (“Sonesta”). (13)
10.5 (b)
Fifth Allonge to $2,000,000 Commercial Promissory Note dated September 29, 2000 (the “Note”), dated December 31, 2004, between Sonesta and Citizens, acknowledging that the Note is payable on demand. (13)

10.5 (c)	Commercial Promissory Note ($2,000,000) from Sonesta to Citizens, dated September 29, 2000. (9)
10.6 (a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica, Charterhouse of Cambridge Trust (“Trust”) and Sonesta of Massachusetts, Inc. (“Sonesta Mass”). (12)

NUMBER	DESCRIPTION
10.6 (b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of March 24, 2004, between SunAmerica, Trust and Sonesta Mass. (12)
10.6 (c)	Amended and Restated Promissory Note ($41,000,000), dated May 30, 2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life Insurance Company (“SunAmerica”). (9)
10.6 (d)	Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica. (9)
10.6 (e)
Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation (“Sonesta”), and SunAmerica. (9)

10.6 (f)	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, “Escrow Agent”. (9)
10.8 (a)
Fifth Amendment to Loan Agreement, dated January 1, 2004, providing for an additional $300,000 loan to Masters of Tourism for “New Employee Housing” to the two hotels in Sharm El Sheikh: Sonesta Beach and Sonesta Club. (12)

10.8 (b)	Promissory Note ($1,116,853), from Masters of Tourism to Sonesta International Hotels Limited (“SIHL”), dated July 1, 2002. (11)
10.8 (c)	Fourth Amendment to Loan Agreement, dated July 1, 2002, providing for an additional $500,000 loan to Masters of Tourism for “Essential New Facilities”. (11)
10.8 (d)	Loan Agreement ($1,000,000), dated December 18, 1996, between Masters of Tourism and SIHL. (5)
10.8 (e)	(Personal) Guaranty of Hisham Aly, dated as of December 18, 1996. (5)
10.8 (f)	Loan Agreement ($277,935) dated as of January 1, 1997, between Masters of Tourism and SIHL (consolidating two (2) outstanding loan balances). (5)
10.8 (g)	Amendment to Loan Agreement, dated April 29, 1997, between Masters of Tourism and SIHL. (6)
10.8 (h)	(Personal) Guaranty of Hisham Aly, dated as of April 29, 1997. (6)
10.8 (i)	Second Amendment to Loan Agreement, dated September 15, 1998, between Masters of Tourism and SIHL. (7)

NUMBER	DESCRIPTION
10.8 (j)	Third Amendment to Loan Agreement, dated January 1, 2000, between Masters of Tourism and SIHL. (8)
10.9	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (11)
10.11 (a)	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)
10.11 (b)	Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (2)
10.11 (c)	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (3)
10.12 (a)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10)(iii) (A))

10.12 (b)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10) (iii) (A)).

10.12 (c)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10) (iii) (A)).

10.12 (d)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Paul Sonnabend. (15)
10.12 (e)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Roger P. Sonnabend. (15)
10.12 (f)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Stephen Sonnabend. (15)
10.12 (g)	Summary of Director compensation. (15)

NUMBER	DESCRIPTION
10.13 (c)
Loan Agreement, dated February 15, 2006, between SIHL, as Lender, and Mamdouh & Basem Philipco (“MBP”), as Borrower, regarding a U.S. $500,000 loan to assist in the financing of improvements to portions of Sonesta St. George Hotel, in Luxor, Egypt (the “Hotel”). (16)

10.13 (d)	Promissory Note (U.S. $500,000) from MBP to SIHL, dated February 15, 2006 to be repaid on or before March 15, 2007. (16)
10.13 (e)	Loan Agreement, dated December 31, 2006, between SIHL, as Lender, and MBP, as Borrower, regarding a U.S. $300,000 loan to the Hotel. (Filed herewith)
10.13 (f)	Promissory Note (U.S. $300,000) from MBP to SIHL, dated December 1, 2006, to be repaid on or before December 31, 2007. (Filed herewith)
10.14 (a)
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (13)

10.14 (b)	First Amendment to partnership agreement of SBR - Fortune Associates, LLLP, dated as of January 17, 2005. (13)
10.14 (c)	Second Amendment to partnership agreement of SBR - Fortune 199 - 203 Associates, LLLP, dated as of January 17, 2005. (13)
10.14 (d)
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”). (14)

10.14 (e)
Interim Lease Agreement, dated as of April 19, 2005, by and between SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“Landlord”), and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (“Tenant”). (14)

13	Annual Report to Security Holders for the calendar year ended December 31, 2006. (Filed herewith)
21	Subsidiaries of the Registrant. (Filed herewith)
23	Consent of Vitale, Caturano & Company, Ltd. (Filed herewith)

NUMBER	DESCRIPTION
31 (a)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (b)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (c)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
32	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith)

(1)	Incorporated by reference to the Company's 1967 Report on Form 10 K.
(2)	Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)	Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)	Incorporated by reference to the Company's 1992 Report on Form 10-K.
(5)	Incorporated by reference to the Company's 1996 Report on Form 10-K.
(6)	Incorporated by reference to the Company's 1997 Report on Form 10-K.
(7)	Incorporated by reference to the Company's 1998 Report on Form 10-K.
(8)	Incorporated by reference to the Company's 1999 Report on Form 10-K.
(9)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.
(10)	Incorporated by reference to the Company’s 2001 Report on Form 10-K.
(11)	Incorporated by reference to the Company’s 2002 Report on Form 10-K.
(12)	Incorporated by reference to the Company’s 2003 Report on Form 10-K.
(13)	Incorporated by reference to the Company’s 2004 Report on Form 10-K.
(14)	Incorporated by reference to the Company’s current report on Form 8-K, filed on April 22, 2005.
(15)	Incorporated by reference to the Company’s current report on Form 8-K, Filed on May 17, 2005.
(16)	Incorporated by reference to the Company’s 2005 Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

/s/ Boy van Riel	Date: March 20, 2007
Boy van Riel Vice President and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger P. Sonnabend	Date: March 20, 2007
Roger P. Sonnabend Executive Chairman of the Board, Director

/s/ Boy van Riel	Date: March 20, 2007
Boy van Riel Vice President and Treasurer
Principal Financial and Accounting Officer

/s/ Paul Sonnabend	Date: March 20, 2007
Paul Sonnabend Director

/s/ Peter J. Sonnabend	Date: March 20, 2007
Peter J. Sonnabend Chief Executive Officer and Vice Chairman, Director

/s/ Stephanie Sonnabend	Date: March 20, 2007
Stephanie Sonnabend Chief Executive Officer and President, Director

/s/ George S. Abrams	Date: March 20, 2007
George S. Abrams Director

/s/ Vernon R. Alden	Date: March 20, 2007
Vernon R. Alden Director

/s/ Joseph L. Bower	Date: March 20, 2007
Joseph L. Bower Director

/s/ Charles J. Clark	Date: March 20, 2007
Charles J. Clark Director

/s/ Jean C. Tempel	Date: March 20, 2007
Jean C. Tempel Director