Form 10-Q
period 2007-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2007-05-11
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of May 4, 2007 -- $.80 par value,
Class A - 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — March 31, 2007 (unaudited) and December 31, 2006	1

	Condensed consolidated statements of operations — Three-month periods ended March 31, 2007 and 2006 (unaudited)	3

	Condensed consolidated statements of cash flows — Three-month periods ended March 31, 2007 and 2006 (unaudited)	4

	Notes to condensed consolidated financial statements — March 31, 2007 and 2006	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — March 31, 2007	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	15

Item 4.	Internal Controls and Procedures	16

Part II. Other Information

	Signature page	18

Exhibits 31.1, 31.2, 31.3	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer

Exhibit 99.1	18 U.S.C. Section 1350 Certification by Company Officers

Part I - Item 1. Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006

	(in thousands)
	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$20,889	$24,888
Restricted cash	442	--
Accounts and notes receivable:
Trade, less allowance of $86 ($87 at December 31, 2006) for doubtful accounts	7,640	6,928
Other, including current portion of long-term receivables and advances	1,579	1,551
Total accounts and notes receivable	9,219	8,479
Inventories	593	532
Current deferred tax assets	353	353
Refundable income taxes	25	89
Prepaid expenses and other current assets	2,193	1,275

Total current assets	33,714	35,616

Long-term receivables and advances	6,430	6,879

Deferred tax assets	8,056	7,873

Investment in development partnership	34,916	35,291

Property and equipment, at cost:
Land	2,102	2,102
Buildings	26,175	25,984
Furniture and equipment	32,322	30,730
Leasehold improvements	8,134	8,076
Projects in progress	14	560
	68,747	67,452

Less: accumulated depreciation and amortization	30,367	29,052
Net property and equipment	38,380	38,400

Other long-term assets	2,243	2,369
	$123,739	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006

	(in thousands)
	March 31, 2007	December 31, 2006

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,135	$3,782
Advance deposits	879	829
Accrued income taxes	214	449
Accrued liabilities:
Salaries and wages	715	1,053
Rentals	1,652	3,127
Interest	252	252
Pension and other employee benefits	639	262
Other	1,531	1,320

Total accrued liabilities	4,789	6,014

Total current liabilities	9,017	11,074

Long-term debt	34,061	34,061

Deferred gain	64,481	64,481

Other non-current liabilities	9,932	9,441

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized - 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	13,650	14,773
Treasury shares—2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(231)	(231)
Total common stockholders’ equity	6,248	7,371
	$123,739	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31

	2007	2006
Revenues:
Rooms	$8,485	$14,871
Food and beverage	3,922	5,428
Management, license and service fees	1,768	1,397
Parking, telephone and other	1,208	2,242
	15,383	23,938
Other revenues from managed and affiliated properties	4,900	4,312
Total revenues	20,283	28,250

Costs and expenses:
Costs and operating expenses	6,960	10,434
Advertising and promotion	1,259	1,895
Administrative and general	3,206	3,691
Human resources	285	399
Maintenance	856	1,394
Rentals	1,775	2,350
Property taxes	408	675
Depreciation and amortization	1,371	2,509
	16,120	23,347
Other expenses from managed and affiliated properties	4,900	4,312
Total costs and expenses	21,020	27,659

Operating income (loss)	(737)	591

Other income (deductions):
Interest expense	(743)	(743)
Interest income	397	374
Foreign exchange gain	2	6
Gain on sales of assets	--	4
	(344)	(359)

Income (loss) before income tax provision (benefit)	(1,081)	232
Income tax provision (benefit)	(260)	222
Net income (loss)	(821)	10

Cumulative effect of change in an accounting principle (see note 10)	(302)	--

Retained earnings at beginning of period	14,773	19,036
Retained earnings at end of period	$13,650	$19,046

Net income (loss) per share of common stock	$(0.22)	$0.003

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2007	2006
Cash provided (used) by operating activities
Net income (loss)	$(821)	$10
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization of property and equipment	1,371	2,509
Other amortization	10	10
Deferred federal and state tax benefit	(26)	(203)
Gain on sales of assets	--	(4)

Changes in assets and liabilities
Restricted cash	(442)	267
Accounts and notes receivable	(428)	156
Inventories	(61)	89
Prepaid expenses and other	(544)	183
Accounts payable	(277)	(1,124)
Advance deposits	50	(289)
Federal, foreign and state income taxes	(251)	111
Accrued liabilities	(1,487)	(2,083)
Cash used by operating activities	(2,906)	(368)

Cash provided (used) by investing activities
Expenditures for property and equipment	(1,295)	(2,946)
Payments received on long-term receivables and advances	322	2,678
Payments received from development partnership	250	--
Proceeds from sales of assets	--	16
New loans and advances	--	(1,370)
Cash used by investing activities	(723)	(1,622)
Cash used by financing activities
Cash dividends paid	(370)	(370)
Cash used by financing activities	(370)	(370)

Net decrease in cash	(3,999)	(2,360)
Cash and cash equivalents at beginning of period	24,888	24,941
Cash and cash equivalents at end of period	$20,889	$22,581

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2007 three-month period and the 2006 three-month period was approximately $732,000 and $426,000, respectively. Cash paid for income taxes in the first quarter of 2007 and 2006 was approximately $ 17,000 and $314,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, in which the Company is a 50% owner. The new partnership intends to redevelop the hotel’s site. The hotel closed for operations on August 31, 2006. Since the Company has a continuing interest in the development partnership, the historical results of Sonesta Beach Resort Key Biscayne are not accounted for as a discounted operation.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Long-Term Receivables and Advances

	(in thousands)

	March 31,2007	December 31,2006
Sharm El Sheikh, Egypt (a)	$56	$126
Sonesta Hotel & Suites Coconut Grove (b)	4,252	4,346
Trump International Sonesta Beach Resort (c)	1,135	1,135
Chateau Sonesta Hotel New Orleans (d)	1,895	1,895
Other	404	565

Total long-term receivables	7,742	8,067
Less: current portion	1,312	1,188

Net long-term receivables	$6,430	$6,879

(a)
This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan bears interest at the prime rate (8.25% at March 31, 2007) and is adjusted semi-annually. The loan is being repaid with monthly payments of $23,800.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs. The interest rate is equal to the prime rate (8.25% at March 31, 2007), plus ¾%. The loan is secured by a mortgage on the hotel property, and is being repaid out of hotel profits that are available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,391,000). This amount was due pursuant to the terms of the management agreement under which the Company operates the hotel. The advance was reduced by $256,000 received from the hotel in 2006. No interest is charged on this advance, which will be repaid out of future available profits generated by the hotel, after the payment of a minimum annual return to the hotel’s owner.

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2005, the Company advanced $1,895,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement. These advances were used to cover operating expenses, and to pay for repairs necessary to reopen the hotel on December 1, 2005. Unless the Company acquires the hotel, the Company expects to recover these advances, together with interest, out of available income from the hotel. The interest rate on these advances ranges from prime (8.25% at March 31, 2007) plus one (1) to three (3) percentage points. The Company is in the process of acquiring the hotel (see Note 9 - Chateau Sonesta Hotel).

Management continually monitors the collectability of its (long-term) receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit. This line bears interest at the prime rate (8.25% at March 31, 2007). Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at March 31, 2007.

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston (Cambridge). The principal balance outstanding at March 31, 2007 and December 31, 2006 was $34,061,000. The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $22,365,000 at March 31, 2007. The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan. The Company was required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum are due from December 1, 2006 through December 1, 2007. As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan. During the entire restructuring period, interest continued to accrue at 8.6%. Excess cash flow from the Royal Sonesta Hotel Boston (Cambridge) remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest. At March 31, 2007 and December 31, 2006, no amount was required to be paid in escrow. This was mainly due to the fact that the hotel spent significant amounts on hotel refurbishments and improvements during 2006 and the 2007 first quarter. In addition, the first quarter traditionally is the slowest quarter of the year.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	20077	2006
Direct departmental costs
Rooms	$2,325	$3,200
Food and beverage	3,253	4,756
Heat, light and power	714	1,246
Other	668	1,232
	$6,960	$10,434

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Federal, Foreign and State Income Tax

The provision (benefit) for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)

	Three Months Ended March 31
	2007	2006

Current federal income tax provision (benefit)	$(355)	$273
Current foreign income tax provision	101	103
Current state income tax provision	20	49
Deferred state income tax provision	9	24
Deferred federal income tax benefit	(35)	(227)
Income tax provision (benefit)	$(260)	$222

The tax benefit in the 2007 first quarter is lower than the statutory rate, and the tax provision in the 2006 first quarter is much higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due, primarily on the Company’s income derived from its Egyptian operations.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 (see Note 10).

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month periods ending March 31, 2007 and 2006 follows:

Quarter ended March 31, 2007
	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$13,598	$1,785	$15,383
Other revenues from managed and
affiliated properties	--	4,900	4,900
Total revenues	13,598	6,685	20,283
Operating income (loss) before depreciation and amortization expense	898	(264)	634
Depreciation and amortization	(1,248)	(123)	(1,371)
Interest income (expense), net	(741)	395	(346)
Other income	--	2	2
Segment pre-tax income (loss)	(1,091)	10	(1,081)

Segment assets	78,022	45,717	123,739
Segment capital additions	1,288	7	1,295

Quarter ended March 31, 2006
	(in thousands)

	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$22,524	$1,414	$23,938
Other revenues from managed and
affiliated properties	--	4,312	4,312
Total revenues	22,524	5,726	28,250
Operating income (loss) before depreciation and amortization expense	3,523	(423)	3,100
Depreciation and amortization	(2,385)	(124)	(2,509)
Interest income (expense), net	(732)	363	(369)
Other deductions	--	10	10
Segment pre-tax income (loss)	406	(174)	232

Segment assets	80,460	46,122	126,582
Segment capital additions	2,827	119	2,946

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic income or losses per share of common stock (in thousands except for per share data):

	Three months ended March 31

	2007	2006
Numerator:
Income (loss) from operations	$(821)	$10

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Net income (loss) per share of common stock	$(0.22)	$.003

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)

	Three Months ended March 31
	2007	2006

Service cost	$--	$449
Interest cost	434	484
Expected return on assets	(443)	(419)
Amortization of prior service cost	--	22
Amortization of transition asset	--	(21)
Recognized actuarial loss	9	163
Total plan benefit cost	--	678
Less: amounts charged to hotels operated under management agreements	--	(93)
Net periodic benefit cost included in the consolidated statements of operations	$--	$585

The Company froze its Pension Plan effective December 31, 2006. Additional service and/or compensation increases after January 1, 2007 will not increase participant’s benefits and, in addition, newly hired employees will not receive benefits under the Plan. For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan, effective January 1, 2007, we refer to footnote 7 of the Company’s 2006 Annual Report filed on Form 10-K.

The Company is not required to make a contribution to the Pension Plan during 2007.

The Company does not have any other post-retirement benefit plans.

9.	Chateau Sonesta Hotel New Orleans

In late February 2007, the Company signed agreements to acquire Chateau Sonesta Hotel, in New Orleans. The Company has operated this 250-room full service hotel, under a management agreement, since the opening in April 1995. Additional information regarding this transaction is included in the Company’s report filed on Form 8-K on March 29, 2007.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the transaction, the Company will assume the existing first mortgage loan on the hotel. In March 2007, the Company paid into escrow amounts due to the lender totaling $442,000, which amount is included in Restricted Cash on the Company’s balance sheet at March 31, 2007.

Based on the terms of the agreements, the transaction is expected to close on or before May 21, 2007. Certain conditions, including approvals of ground lessors, have not been satisfied, and additional issues have been raised. The Company is diligently working on completing this transaction, but unless all conditions are satisfied, the closing of this purchase may be delayed or cancelled.

10.     Impact of Recently Issued Accounting Standards

EITF Issue No. 06-2 - Accounting for Sabbatical Leaves and other Similar Benefits

The Company has adopted the provisions of EITF Issue No. 06-2 effective January 1, 2007. Under the provisions, the Company will accrue a liability for the cost of sabbatical leave benefits for its employees over the period required for the employees to earn the right to the sabbatical leave benefits. The Company has a policy under which management staff can take a six week sabbatical leave of which the Company sponsors four weeks. Eligible employees can take a sabbatical leave for the first time after ten years of service, and every five years thereafter. At March 31, 2007, the Company recorded a liability on its balance sheet of $503,000 for benefits accrued through this date. As allowed by the provisions of EITF Issue No. 06-2, the Company charged the cost of accrued benefits accumulated at January 1, 2007, in the amount of $302,000, net of taxes, directly to retained earnings on its balance sheet.

FIN 48 - Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria than an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48. There was no impact on the Company’s results of operations or financial position as a result of the adoption of FIN 48.

As of January 1, 2007, the Company has provided a liability of $270,000 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $270,000.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2003, 2004, 2005, and 2006. The Company and its subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005, and 2006.

As of January 1, 2007, the Company has accrued $45,000 for interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties is $50,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

EITF Issue No. 06-3 - Presentation of Sales Taxes in Income Statements, Gross Versus Net

The majority of the Company’s revenues are subject to local sales taxes which are remitted to governmental authorities. It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes to the Company’s customers are not included in revenues, and the remittance of such taxes is not presented as an expense.

Part I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2007 COMPARED TO 2006

In the first quarter of 2007 the Company recorded a net loss of $ 821,000, or $(0.22) per share, compared to net income of $10,000, or less than $0.01 per share, during the first quarter of 2006. The decrease in income in the 2007 quarter was entirely due to the fact that Sonesta Beach Resort Key Biscayne, which provided the Company with pre-tax income during the first quarter of 2006 of $1,773,000, closed for operations on August 31, 2006. In April 2005, the Company contributed the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site. For complete information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form
10-K on March 26, 2007, and to the Company’s report filed on Form 8-K on April 19, 2007. Income from Royal Sonesta Hotel New Orleans decreased slightly compared to last year, but results from Royal Sonesta Hotel Boston (Cambridge) and from management activities improved during the 2007 first quarter compared to last year. A detailed analysis of the revenues and income by location follows.

REVENUES

During 2006, the Company started recording costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis, as previously presented. The revenues included and discussed in this Management’s Discussion and Analysis exclude the “Other Revenues and Expenses from Managed and Affiliated Properties” resulting from this restatement, which are included in the Company’s consolidated statements of operations for the three-month periods ending March 31, 2007 and 2006.

	TOTAL REVENUES (in thousands)

	NO. OF ROOMS	2007	2006
Sonesta Beach Resort Key Biscayne	300	$--	$9,594
Royal Sonesta Hotel Boston (Cambridge)	400	4,396	3,902
Royal Sonesta Hotel New Orleans	500	9,202	9,028
Management and service fees and other revenues		1,785	1,414
Total revenues, excluding revenues from managed and affiliated properties		$15,383	$23,938

Total revenues for the quarter ended March 31, 2007 were $15,383,000 compared to $23,938,000 in 2006, a decrease of approximately $8,555,000.

Revenues at Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, were $9,594,000 during the 2006 first quarter. The Company contributed the land and improvements of Sonesta Key Biscayne to a development partnership in which it is a 50% limited partner, with the objective to redevelop the Hotel’s site. For additional information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form
10-K on March 26, 2007 and to a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) recorded first quarter 2007 revenues of $4,396,000 compared to first quarter 2006 revenues of $3,902,000, representing a $494,000, or 13%, increase. The increase was primarily due to an increase in room revenues of $383,000, from a 17% increase in room revenue per available room (“REVPAR”). Occupancy during the first quarter of 2007 was virtually the same as a year ago, but the Hotel managed to increase its average room rates substantially.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues at Royal Sonesta Hotel New Orleans during the first three months of 2007 were $9,202,000 compared to $9,028,000 during the first quarter of 2006, representing a slight $174,000 increase. The Hotel’s room revenues during the 2007 first quarter decreased by $969,000, due to a 14% decrease in RevPAR, primarily from a decrease in occupancy levels. Since the Hotel suffered only minor damage from Hurricane Katrina in August 2005, it benefited from significant government business in the first quarter of 2006 related to the recovery efforts following the storm. Revenues from other sources, mainly food and beverage, increased by $1,143,000 in the 2007 first quarter compared to the same period in 2006. During the 2006 first quarter, the Hotel was primarily occupied by government relief workers, rather than the usual mix of transient and group and convention business, which accounts for the much higher food and beverage and banqueting business in the first quarter of 2007.

Revenues from management activities increased by $371,000 to $1,785,000 during the 2007 first quarter. This was primarily due to increased management income from Sonesta Hotel & Suites Coconut Grove and Trump International Sonesta Beach Resort Sunny Isles. Both these managed hotels improved results substantially during the first quarter of 2007 compared to last year.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)

	2007	2006
Sonesta Beach Resort Key Biscayne	$--	$1,773
Royal Sonesta Hotel Boston (Cambridge)	(902)	(1,299)
Royal Sonesta Hotel New Orleans	552	663
Operating income (loss) from hotels after management and service fees	(350)	1,137
Management activities and other	(387)	(546)
Operating income (loss)	$(737)	$591

The operating loss for the three-month period ended March 31, 2007 was $737,000, compared to operating income of $591,000 in the three-month period ended March 31, 2006, a decrease of approximately $1,328,000.

Operating income at Sonesta Beach Resort Key Biscayne was $1,773,000 during the 2006 first quarter. The Hotel closed for operations on August 31, 2006. The first quarter traditionally was the best quarter of the year for the hotel. The Company contributed the land and improvements to a development partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site. Detailed information regarding this transaction is included in the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007, and in a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) reduced its operating loss during the first quarter of 2007 by $397,000 to $902,000 compared to the previous year. Revenues increased by $494,000 and expenses increased by $97,000, or 2%. The increase in revenues was primarily from an increase in average room rates achieved, and the Hotel held a tight control on its expenses during the traditionally slow first quarter of the year.

Operating income from Royal Sonesta Hotel New Orleans decreased from $663,000 in the 2006 first quarter to $552,000 in the 2007 first quarter. Revenues during the 2007 first quarter increased by $174,000 compared to 2006 but expenses increased by $285,000. The increase in expenses was primarily due to increases in cost and operating expenses. The revenue growth in 2007 was due to a substantial increase in food and beverage revenues. Room revenues actually decreased since the Hotel benefited from substantial government business during the 2006 first quarter related to the recovery after Hurricane Katrina. Since the profit margin on food and beverage is much lower than on rooms business, the Hotel’s overall cost and operating expenses increased in the 2007 first quarter compared to last year. In addition, the Hotel’s staffing levels during the 2006 first quarter were much lower, since many of its employees were unable to return to New Orleans in early 2006. The increase in cost and operating expenses was partially offset by a decrease in rent expense. Under the lease under which the Company operates the Hotel, rent is computed as a percentage of cash flow.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company’s loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $546,000 during the 2006 first quarter to $387,000 during the 2007 first quarter. Management revenues from third party hotels increased by $371,000 in 2007 compared to 2006, but management income from owned hotels decreased by $411,000, due to the closure of Sonesta Beach Resort Key Biscayne in August 2006. The net decrease in management income of $40,000 was more than offset by a decrease in corporate expenses, primarily as a result of lower corporate marketing costs following the restructuring of the Company’s regional sales offices at the end of 2006.

OTHER INCOME (DEDUCTIONS)

Interest income increased from $374,000 in the 2006 first quarter to $397,000 in the 2007 first quarter due to higher short-term investment income earned on the Company’s cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax benefit in the 2007 first quarter is lower than the statutory rate, and the tax provision in the 2006 first quarter is higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes due primarily on the Company’s income derived from its Egyptian operations.

LIQUIDITY AND CAPITAL RESOURCES

Following the closure of Sonesta Beach Resort Key Biscayne in August 2006, the Company is entitled to monthly payments of $125,000 from the development partnership in which the Company is a 50% limited partner. These payments reduce the investment account in the development partnership on the Company’s balance sheet.

The Company had cash and cash equivalents of approximately $20.9 million at March 31, 2007. Company management believes these cash resources will be adequate to meet its cash requirements for 2007 and beyond.

PART I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company uses fixed rate debt to finance the ownership of one of its properties. The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2007. This information should be read in conjunction with Note 3—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$602	$665	$32,794	$-0-	$34,061	$35,274
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%

PART I - Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2007.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/S/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 11, 2007