Form 10-Q
period 2007-08-01
SONESTA INTERNATIONAL HOTELS CORP
filed 2007-08-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of August 10, 2007 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006

	(in thousands)
	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$25,602	$24,888
Accounts and notes receivable:
Trade, less allowance of $89 ($87 at December 31, 2006) fordoubtful accounts	7,302	6,928
Other, including current portion of long-term receivables andadvances	1,170	1,551
Total accounts and notes receivable	8,472	8,479
Inventories	575	532
Current deferred tax assets	353	353
Refundable income taxes	10	89
Prepaid expenses and other current assets	2,040	1,275

Total current assets	37,052	35,616

Long-term receivables and advances	5,649	6,879

Deferred tax assets	7,588	7,873

Investment in development partnership	34,541	35,291

Property and equipment, at cost:
Land	2,102	2,102
Buildings	26,175	25,984
Furniture and equipment	32,892	30,730
Leasehold improvements	8,171	8,076
Projects in progress	14	560
	69,354	67,452

Less: accumulated depreciation and amortization	31,684	29,052
Net property and equipment	37,670	38,400

Other long-term assets	2,024	2,369
	$124,524	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006

	(in thousands)
	June 30, 2007	December 31, 2006

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,808	$3,782
Advance deposits	791	829
Accrued income taxes	106	449
Accrued liabilities:
Salaries and wages	1,375	1,053
Rentals	2,559	3,127
Interest	244	252
Pension and other employee benefits	2,301	262
Other	942	1,320

Total accrued liabilities	7,421	6,014

Total current liabilities	11,126	11,074

Long-term debt	34,061	34,061

Deferred gain	64,481	64,481

Other non-current liabilities	8,216	9,441

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized – 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	14,042	14,773
Treasury shares—2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(231)	(231)
Total common stockholders’ equity	6,640	7,371
	$124,524	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006
Revenues:
Rooms	$10,663	$13,024	$19,148	$27,895
Food and beverage	4,687	6,481	8,609	11,909
Management, license and service fees	1,385	1,060	3,153	2,457
Parking, telephone and other	1,383	2,274	2,591	4,516
	18,118	22,839	33,501	46,777
Other revenues from managed and affiliated properties	4,678	4,055	9,578	8,367
Total revenues	22,796	26,894	43,079	55,144

Costs and expenses:
Costs and operating expenses	7,722	11,011	14,682	21,445
Advertising and promotion	1,423	1,779	2,682	3,674
Administrative and general	3,284	3,992	6,490	7,683
Human resources	275	539	560	938
Maintenance	927	1,216	1,783	2,610
Rentals	1,065	683	2,840	3,033
Property taxes	412	647	820	1,322
Depreciation and amortization	1,374	2,857	2,745	5,366
	16,482	22,724	32,602	46,071
Other expenses from managed and affiliated properties	4,678	4,055	9,578	8,367
Total costs and expenses	21,160	26,779	42,180	54,438

Operating income	1,636	115	899	706

Other income (deductions):
Interest expense	(751)	(751)	(1,494)	(1,494)
Interest income	387	342	784	716
Foreign exchange gain	1	26	3	32
Gain on sales of assets	16	--	16	4
	(347)	(383)	(691)	(742)

Income (loss) before income tax provision (benefit)	1,289	(268)	208	(36)
Income tax provision (benefit)	527	(35)	267	187
Net income (loss)	762	(233)	(59)	(223)

Retained earnings at beginning of period	13,650	19,046	14,773	19,036
Cumulative effect of change in accounting principle (see note 11)	--	--	(302)	--
Cash dividends	(370)	(370)	(370)	(370)
Retained earnings at end of period	$14,042	$18,443	$14,042	$18,443

Net income (loss) per share	$0.21	$(0.06)	$(0.01)	$(0.06)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2007	2006
Cash provided (used) by operating activities
Net loss	$(59)	$(223)
Adjustments to reconcile net loss to net cash provided
by operating activities
Depreciation and amortization of property and equipment	2,745	5,366
Other amortization	21	21
Deferred federal and state income tax provision	441	63
Gain on sales of assets	(16)	(4)
Changes in assets and liabilities
Restricted cash	--	267
Accounts and notes receivable	19	647
Inventories	(43)	274
Prepaid expenses and other	(382)	23
Accounts payable	(974)	(1,511)
Advance deposits	(38)	(693)
Accrued income taxes	(357)	(975)
Accrued liabilities	(566)	(695)
Cash provided by operating activities	791	2,560

Cash provided (used) by investing activities
Proceeds from sales of assets	16	17
Payments received from development partnership	625	--
Expenditures for property and equipment	(1,901)	(4,084)
Payments received on long-term receivables and advances	1,553	3,605
New loans and advances	--	(1,370)
Cash provided (used) by investing activities	293	(1,832)

Cash used by financing activities
Cash dividends paid	(370)	(370)
Cash used by financing activities	(370)	(370)

Net increase in cash	714	358
Cash and cash equivalents at beginning of period	24,888	24,941
Cash and cash equivalents at end of period	$25,602	$25,299

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2007 six-month period and the 2006 six-month period was approximately $1,481,000, and $861,000, respectively  (see Note 4, Borrowing Arrangements).  Cash paid for income taxes in the first six months of 2007 and 2006 was approximately $173,000 and $1,098,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, in which the Company is a 50% owner.  The new partnership intends to redevelop the hotel’s site.  The hotel closed for operations on August 31, 2006.  Since the Company has a continuing interest in the development partnership, the historical results of Sonesta Beach Resort Key Biscayne are not accounted for as a discontinued operation.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	June 30,2007	December 31,2006
Sharm El Sheikh, Egypt (a)	$--	$126
Sonesta Hotel & Suites Coconut Grove (b)	3,623	4,346
Trump International Sonesta Beach Resort (c)	1,135	1,135
Chateau Sonesta Hotel New Orleans (d)	1,445	1,895
Other	308	565
Total long-term receivables	6,511	8,067
Less: current portion	862	1,188
Net long-term receivables	$5,649	$6,879

(a)	This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan was fully repaid in June 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs.  The interest rate is equal to the prime rate (8.25% at June 30, 2007), plus ¾%.  The loan is secured by a mortgage on the hotel property, and is being repaid out of hotel profits that are available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

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

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2005, the Company advanced $1,895,000 to Chateau Sonesta Hotel New Orleans, which it operates under a long-term management agreement.  These advances were used to cover operating expenses, and to pay for repairs necessary to reopen the hotel on December 1, 2005.  During the second quarter of 2007, $450,000 was repaid from operating cash flow of the hotel.  The Company expects to recover the remainder of these advances, and certain deferred fees, together with interest, out of available cash flow from the hotel, or out of separate funds from the hotel’s owner.  The interest rate on these advances ranges from prime (8.25% at June 30, 2007) plus one (1) to three (3) percentage points.

Management continually monitors the collectability of its (long-term) receivables and advances and believes they are fully realizable.  In addition, the Company may be due certain amounts for fees upon termination of management agreements.

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at June 30, 2007 at a value of $34,541,000.  The partnership’s condensed balance sheet at June 30, 2007 is as follows (unaudited, in thousands):

at June 30, 2007

Total assets, primarily land	$146,297
Less debt	(53,205)
Partnership equity	$93,092

The debt of the partnership is non-recourse to the Company.  The difference between 50% of the net equity of the partnership and the Company’s investment account balance is primarily due to differences in the recorded bases of the land.

The development partnership has not commenced operations.

 The Company is entitled to monthly payments of $125,000 from the partnership. The carrying value of the investment has been reduced by $750,000 received during the first six months of 2007.

4.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (8.25% at June 30, 2007).  Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at June 30, 2007.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston (Cambridge).  The principal balance outstanding at June 30, 2007 and December 31, 2006 was $34,061,000.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $21,877,000 at June 30, 2007.  The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan.  The Company was required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum are due from December 1, 2006 through December 1, 2007.   As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan.  During the entire restructuring period, interest continued to accrue at 8.6%.   Excess cash flow from the Royal Sonesta Hotel Boston (Cambridge) remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At June 30, 2007 and December 31, 2006, no amount was required to be paid in escrow.  This was mainly due to the fact that the hotel spent significant amounts on hotel refurbishments and improvements during 2006 and the first two quarters of 2007.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Direct departmental costs
Rooms	$2,797	$3,510	$5,122	$6,710
Food and beverage	3,534	5,289	6,787	10,045
Heat, light and power	715	1,004	1,429	2,250
Other	676	1,208	1,344	2,440
	$7,722	$11,011	$14,682	$21,445

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Six Months Ended June 30
	2007	2006

Current federal income tax benefit	$(366)	$(119)
Current foreign income tax provision	150	193
Current state income tax provision	42	50
Deferred state income tax provision	15	4
Deferred federal income tax provision	426	59
Income tax provision	$267	$187

The income tax provision in the first six months of 2007 and 2006 is higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes, primarily on the Company’s income from its Egyptian operations.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 (see Note 10).

7.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and six-month periods ending June 30, 2007 and 2006 follows:

Three-month period ended June 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$16,725	$1,393	$18,118
Other revenues from managed and
affiliated properties	--	4,678	4,678
Total revenues	16,725	6,071	22,796
Operating income (loss) before depreciation and amortization expense	3,770	(760)	3,010
Depreciation and amortization	(1,249)	(125)	(1,374)
Interest income (expense), net	(750)	386	(364)
Other income	--	17	17
Segment pre-tax income (loss)	1,771	(482)	1,289

Segment assets	77,084	47,440	124,524
Segment capital additions	588	18	606

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$30,323	$3,178	$33,501
Other revenues from managed and
affiliated properties	--	9,578	9,578
Total revenues	30,323	12,756	43,079
Operating income (loss) before depreciation and amortization expense	4,668	(1,024)	3,644
Depreciation and amortization	(2,497)	(248)	(2,745)
Interest income (expense), net	(1,491)	781	(710)
Other income	--	19	19
Segment pre-tax income (loss)	680	(472)	208

Segment assets	77,084	47,440	124,524
Segment capital additions	1,876	25	1,901

Three-month period ended June 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$21,770	$1,069	$22,839
Other revenues from managed and
affiliated properties	--	4,055	4,055
Total revenues	21,770	5,124	26,894
Operating income (loss) before depreciation and amortization expense	3,865	(893)	2,972
Depreciation and amortization	(2,733)	(124)	(2,857)
Interest income (expense), net	(733)	324	(409)
Other income	--	26	26
Segment pre-tax income (loss)	399	(667)	(268)

Segment assets	78,772	47,490	126,262
Segment capital additions	1,111	27	1,138

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$44,294	$2,483	$46,777
Other revenues from managed and
affiliated properties	--	8,367	8,367
Total revenues	44,294	10,850	55,144
Operating income (loss) before depreciation and amortization expense	7,387	(1,315)	6,072
Depreciation and amortization	(5,118)	(248)	(5,366)
Interest income (expense), net	(1,465)	687	(778)
Other income	--	36	36
Segment pre-tax income (loss)	804	(840)	(36)

Segment assets	78,772	47,490	126,262
Segment capital additions	3,938	146	4,084

8.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Numerator:
Income (loss) from operations	$762	$(233)	$(59)	$(223)

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.21	$(0.06)	$(0.01)	$(0.06)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension Plan

The components of the net periodic pension cost (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Six Months ended June 30
	2007	2006

Service cost	$--	$941
Interest cost	890	1,015
Expected return on assets	(922)	(853)
Amortization of prior service cost	--	45
Amortization of transition asset	--	(44)
Recognized actuarial loss	19	341
Total plan benefit cost (credit)	(13)	1,445
Less: amounts charged to hotels operated under management agreements	--	(181)
Net periodic benefit cost (credit) included in theconsolidated statements of operations	$(13)	$1,264

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan, effective January 1, 2007, we refer to footnote 7 of the Company’s 2006 Annual Report filed on Form 10-K.

The Company made a contribution to the Pension Plan of $1,722,000 during July 2007.

The Company does not have any other post-retirement benefit plans.

10.	Chateau Sonesta Hotel New Orleans

In late February 2007, the Company signed agreements to acquire Chateau Sonesta Hotel, in New Orleans.  The Company has operated this 250-room full-service hotel, under a management agreement, since the opening in April 1995.  In May 2007, the Company announced that it had not been able to complete the transaction.  The Company continues to manage the Hotel.

11.           Impact of Recently Issued Accounting Standards

EITF Issue No. 06-2 – Accounting for Sabbatical Leaves and other Similar Benefits

The Company has adopted the provisions of EITF Issue No. 06-2 effective January 1, 2007.  Under the provisions, the Company accrues a liability for the cost of sabbatical leave benefits for its employees over the period required for the employees to earn the right to the sabbatical leave benefits.  The Company has a policy under which management staff can take a six-week sabbatical leave of which the Company sponsors four weeks.  Eligible employees can take a sabbatical leave for the first time after ten years of service, and every five years thereafter.  At June 30, 2007, the Company recorded a liability on its balance sheet of $515,000 for benefits accrued through this date.  As allowed by the provisions of EITF Issue No. 06-2, the Company charged the cost of accrued benefits accumulated at January 1, 2007, in the amount of $302,000, net of taxes, directly to retained earnings on its balance sheet.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FIN 48 – Accounting for Uncertainty in Income Taxes

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years 2003, 2004, 2005 and 2006.  State income tax returns are subject to audit for the calendar years 2003, 2004, 2005 and 2006.

As of January 1, 2007, the Company has accrued $45,000 for interest and penalties related to uncertain tax positions.  As of June 30, 2007, the total amount of accrued interest and penalties is $55,000.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

EITF Issue No. 06-3 – Presentation of Sales Taxes in Income Statements, Gross Versus Net

The majority of the Company’s revenues are subject to local sales taxes which are remitted to governmental authorities.  It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales taxes to the Company’s customers are not included in revenues, and the remittance of such taxes is not presented as an expense.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

On June 4, 2007, the Company announced it had initiated a review of strategic options available to the Company to increase shareholder value.  The Company’s board of directors has retained Goldman, Sachs & Company to assist in exploring the options.

FIRST SIX MONTHS 2007 COMPARED TO 2006

During the first six months of 2007 the Company recorded a net loss of $59,000, or $(0.01) per share, compared to a net loss of $223,000, or $(0.06) per share, during the first six months of 2006.  Royal Sonesta Hotel Boston (Cambridge) has had a successful year in 2007 to date, decreasing its pretax loss from $1,231,000 during the first half of 2006 to $191,000 in the same period in 2007.  This increase in income, combined with improved income from Royal Sonesta Hotel New Orleans and from management activities, was partially offset by the decrease in income in 2007 from Sonesta Beach Resort Key Biscayne.  This property provided the Company with pre-tax income during the first six months of 2006 of $1,334,000, but closed for operations on August 31, 2006.  In April 2005, the Company contributed the land and improvements of Sonesta Beach Resort Key Biscayne to a partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  For complete information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007, and to the Company’s report filed on Form 8-K on April 19, 2007.  A more detailed analysis of the revenues and income by location during the first six months follows.

REVENUES

During 2006, the Company started recording costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis, as previously presented.  The revenues included in this Management’s Discussion and Analysis exclude the “Other Revenues from Managed and Affiliated Properties” resulting from this restatement, which are included in the Company’s consolidated statements of operations for the three-month and six-month periods ending June 30, 2007 and 2006.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2007	2006
Sonesta Beach Resort Key Biscayne	300	$--	$16,631
Royal Sonesta Hotel Boston (Cambridge)	400	12,994	12,091
Royal Sonesta Hotel New Orleans	500	17,329	15,572
Management and service fees and other revenues		3,178	2,483
Total revenues, excluding revenues frommanaged and affiliated properties		$33,501	$46,777

Total revenues for the six-month period ended June 30, 2007 were $33,501,000 compared to $46,777,000 in the same period in 2006, a decrease of approximately $13,276,000.

Revenues at Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, were $16,631,000 during the first six months of 2006.  The Company contributed the land and improvements of Sonesta Key Biscayne to a development partnership in which it is a 50% limited partner, with the objective to redevelop the Hotel’s site.  For additional information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007 and to a report filed on Form 8-K on April 19, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel Boston (Cambridge) recorded revenues during the first six months of 2007 of $12,994,000, compared to $12,091,000 in the same period in 2006, representing an increase of $903,000, or 7%.  Of this increase in revenues, $782,000 was from increases in room revenues.  Room revenue per available room (“REVPAR”) increased by 10% in 2007 compared to 2006.  Occupancy levels remained virtually the same in 2007 compared to a year ago, but the Hotel managed to increase its average room rates substantially.  The Boston market in general has been enjoying increased business levels in 2007.

Revenues at Royal Sonesta Hotel New Orleans during the first six months of 2007 were $17,329,000, which represented a $1,757,000 increase compared to revenues during the first six months of 2006 of $15,572,000.  Room revenues during the first six months of 2007 were virtually the same as during the first six months of 2006.  In general, occupancies have improved in 2007 compared to 2006 as the City recovers from Hurricane Katrina.  The Royal Sonesta Hotel did benefit from substantial government business in the first quarter of 2006 related to the recovery efforts after Katrina.  Revenues from other sources during the first half of 2007, primarily food and beverage, increased by $1,774,000.  During the first half of 2006, the Hotel received very little group business, whereas in 2007, the Hotel’s business returned to more of the usual mix of transient and group and convention business, which provides the Hotel with much higher food and beverage revenues and banqueting business.

Revenues from management activities increased by $695,000 to $3,178,000 during the first six months of 2007.  This was primarily due to increased management income from Sonesta Hotel & Suites Coconut Grove.  Results at this managed hotel improved substantially during the first six months of 2007 compared to 2006.  The Company also enjoyed slightly higher management income from its managed operations in Egypt, and from Trump International Sonesta Beach Resort Sunny Isles.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2007	2006
Sonesta Beach Resort Key Biscayne	$--	$1,308
Royal Sonesta Hotel Boston (Cambridge)	1,300	260
Royal Sonesta Hotel New Orleans	872	701
Operating income from hotels after management and service fees	2,172	2,269
Management activities and other	(1,273)	(1,563)
Operating income	$899	$706

Operating income for the six-month period ended June 30, 2007 was $899,000, compared to operating income of $706,000 in the six-month period ended June 30, 2006, an increase of approximately $193,000.

Operating income at Sonesta Beach Resort Key Biscayne was $1,308,000 during the first six months of 2006.  The Resort closed for operations on August 31, 2006.  The Company contributed the land and improvements to a development partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  Detailed information regarding this transaction is included in the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007, and in a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) increased operating income from $260,000 in the first six months of 2006 to $1,300,000 in the first six months of 2007.  Revenues during the period increased by $903,000, and overall expenses actually decreased by $137,000 due to a tight control on expenses in general.  In addition, in 2006 expenses included the cost of recruiting and relocating the Hotel’s current General Manager.

Operating income from Royal Sonesta Hotel New Orleans increased from $701,000 in the first six months of 2006 to $872,000 in the first six months of 2007, an increase of $171,000.  Revenues during the 2007 period increased by $1,757,000 but expenses increased by $1,586,000.  The increase in expenses was primarily due to increases

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

in cost and operating expenses.  The revenue growth in 2007 was primarily from increases in food and beverage revenues, which has a lower profit margin.  In addition, the Hotel’s staffing levels during the first half of 2006, especially in the first quarter, were much lower than in 2007, since many of its employees were unable to return to New Orleans in early 2006.

The Company’s loss from management activities, which is computed after giving effect to management fees from owned and leased hotels, decreased from $1,563,000 during the first six months of 2006 to $1,273,000 during 2007.  Management income from third party hotels and other revenues increased by $695,000 but management income from owned hotels decreased by $748,000 due to the closure of Sonesta Beach Resort Key Biscayne in August 2006.  The net decrease in management income of $53,000 was more than offset by a decrease in corporate expenses, primarily as a result of lower corporate marketing costs following the restructuring of the Company’s regional sales offices at the end of 2006.

OTHER INCOME (DEDUCTIONS)

Interest income increased from $716,000 during the first six months of 2006 to $784,000 during the first six months of 2007 due to higher short-term investment income earned on the Company’s cash balances.

SECOND QUARTER 2007 COMPARED TO 2006

During the second quarter of 2007 the Company recorded net income of $762,000, or $0.21 per share, compared to a net loss of $233,000, or $(0.06) per share, during the second quarter 2006.  Pre-tax income at the Company’s Royal Sonesta Hotel Boston (Cambridge) and Royal Sonesta New Orleans increased by $643,000 and $281,000, respectively, in 2007.  Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, recorded an operating loss of $449,000 during the 2006 second quarter, partly due to higher depreciation expense.  In April 2005, the Company contributed the land and improvements of the Sonesta Beach Resort Key Biscayne to a partnership in which it is a 50% limited partner, with the objective to redevelop the hotel site.  For complete information regarding this transaction we refer to the Company’s 2006 annual report filed on Form 10-K on March 26, 2007, and to the report filed by the Company on Form 8-K on April 19, 2007.  Income from management activities also improved slightly.  A more detailed analysis of the revenues and income by location during the second quarter follows.

REVENUES

During 2006, the Company started recording costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis, as previously presented.  The revenues included in this Management’s Discussion and Analysis exclude the “Other Revenues from Managed and Affiliated Properties” resulting from this restatement, which are included in the Company’s consolidated statements of operations for the three and six-month periods ending June 30, 2007 and 2006.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2007	2006
Sonesta Beach Resort Key Biscayne	300	$--	$7,037
Royal Sonesta Hotel Boston (Cambridge)	400	8,598	8,189
Royal Sonesta Hotel New Orleans	500	8,127	6,544
Management and service fees and other revenues		1,393	1,069
Total revenues, excluding revenues from
managed and affiliated properties		$18,118	$22,839

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Total revenues for the quarter ended June 30, 2007 were $18,118,000 compared to $22,839,000 in 2006, a decrease of approximately $4,721,000.

Revenues at Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, were $7,037,000 during the 2006 second quarter.  The Company contributed the land and improvements of Sonesta Key Biscayne to a development partnership in which it is a 50% limited partner, with the objective to redevelop the Hotel’s site.  For additional information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007 and to a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) recorded second quarter 2007 revenues of $8,598,000 compared to second quarter 2006 revenues of $8,189,000, representing a $409,000, or 5%, increase.  The increase was almost entirely due to an increase in room revenues of $399,000, from an 8% increase in room revenue per available room (“REVPAR”).  Occupancy during the second quarter of 2007 was the same as a year ago, but the Hotel managed to increase its average room rates substantially.

Revenues at Royal Sonesta Hotel New Orleans during the second quarter of 2007 were $8,227,000 compared to $6,544,000 during the second quarter of 2006, an increase of $1,583,000, or 24%.  Room revenues grew by $959,000 due to an increase in REVPAR by 24% compared to last year, from increased occupancy levels.  The increased occupancy was entirely due to additional group and convention business in 2007 compared to last year.  Revenues from other sources, primarily food and beverage, increased by $624,000 in the second quarter of 2007 compared to 2006, due to the increase in group and convention business.

Revenues from management activities during the 2007 second quarter were $1,393,000, a $324,000 increase compared to the second quarter of 2006.  This increase was primarily due to increased management income from Sonesta Hotels & Suites Coconut Grove, and from increased management income from the Company’s properties in Egypt.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2007	2006
Sonesta Beach Resort Key Biscayne	$--	$(465)
Royal Sonesta Hotel Boston (Cambridge)	2,202	1,559
Royal Sonesta Hotel New Orleans	320	38
Operating income from hotels after management and service fees	2,522	1,132
Management activities and other	(886)	(1,017)
Operating income	$1,636	$115

Operating income for the three-month period ended June 30, 2007 was $1,636,000, compared to operating income of $115,000 in the three-month period ended June 30, 2006, an increase of approximately $1,521,000.

The operating loss at Sonesta Beach Resort Key Biscayne was $465,000 during the 2006 second quarter, which was in part due to higher depreciation expense.  The Hotel closed for operations on August 31, 2006.  The Company contributed the land and improvements to a development partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  Detailed information regarding this transaction is included in the Company’s 2006 Annual Report filed on Form 10-K on March 26, 2007, and in a report filed on Form 8-K on April 19, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel Boston (Cambridge) reported an increase in operating income of $643,000 in the second quarter of 2007.  Revenues during the 2007 second quarter increased by $409,000 compared to the 2006 quarter, and overall expenses decreased by $234,000.  Due to tight expense controls, cost and operating expenses actually decreased slightly in the 2007 second quarter compared to last year.  In addition, the 2006 second quarter included the cost of recruiting and relocating the Hotel’s current General Manager.

Operating income from Royal Sonesta New Orleans increased from $38,000 in the second quarter of 2006 to $320,000 in the second quarter of 2007, an increase of $282,000.  Revenues during the 2007 period increased by $1,583,000 but expenses increased by $1,301,000.  The increase in expenses was primarily due to increases in cost and operating expenses.  The revenue growth in 2007 included a substantial increase in food and beverage revenues, which has a lower profit margin.  The hotel also increased its sales and marketing expense to attract additional business.  Rent expense, which is computed as a percentage of profits, as defined under the lease agreement under which the Company operates the hotel, increased due to the higher profit levels in the 2007 second quarter.

The operating loss from management activities, which is computed after giving effect to management fees from owned and leased hotels, decreased by $131,000 to $886,000 during the 2007 second quarter.  Management revenues from third party hotels increased by $324,000 in the 2007 quarter compared to 2006, but management income from owned hotels decreased by $316,000, due to the closure of Sonesta Beach Resort Key Biscayne in August 2006.  Corporate expenses, especially sales and marketing costs, decreased in the 2007 quarter compared to 2006, primarily from the restructuring in late 2006 of the Company’s regional sales offices.

OTHER INCOME (DEDUCTIONS)

Interest income increased from $342,000 in the 2006 second quarter to $387,000 in the 2007 second quarter due to higher short-term investment income earned on the Company’s cash balances.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax provisions in the first six months of 2007 and 2006, and the three month periods ended June 30, 2007 and 2006, are higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes, primarily on the Company’s income from its Egyptian operations.

LIQUIDITY AND CAPITAL RESOURCES

Following the closure of Sonesta Beach Resort Key Biscayne in August 2006, the Company is entitled to monthly payments of $125,000 ($750,000 received during the first six months of 2007) from the development partnership in which the Company is a 50% limited partner.  These payments reduce the “Investment in Development Partnership” reflected on the Company’s balance sheet.

The Company had cash and cash equivalents of approximately $25.6 million at June 30, 2007.  Company management believes these cash resources will be adequate to meet its cash requirements for 2007 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2007.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$602	$665	$32,794	$-0-	$34,061	$35,186
Average interest rate	8.6%	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2007.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 10, 2007.    All nominees for directors were elected.   The results of the votes to the election of directors were as follows.

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR                                                                                                            VOTES RECEIVED                                                           VOTES WITHHELD

George S. Abrams	2,949,911	89,222
Vernon R. Alden	2,515,893	523,240
Joseph L. Bower	3,030,880	8,253
Charles J. Clark	3,030,880	8,253
Peter J. Sonnabend	3,025,080	14,053
Roger P. Sonnabend	2,640,374	398,759
Stephanie Sonnabend	3,025,052	14,081
Stephen Sonnabend	3,025,080	14,053
Jean C. Tempel	3,030,880	8,253

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 13, 2007