Form 10-Q
period 2007-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2007-11-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of November 6, 2007 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 (unaudited) and December 31, 2006

	(in thousands)
	September 30 2007	December 31 2006

ASSETS
Current assets:
Cash and cash equivalents	$25,536	$24,888
Accounts and notes receivable:
Trade, less allowance of $78 ($87 at December 31, 2006) for doubtful accounts	8,086	6,928
Other, including current portion of long-term receivables and advances	2,659	1,551
Total accounts and notes receivable	10,745	8,479
Inventories	569	532
Current deferred tax assets	353	353
Refundable income taxes	247	89
Prepaid expenses and other current assets	1,099	1,275

Total current assets	38,549	35,616

Long-term receivables and advances	4,042	6,879

Deferred tax assets	7,680	7,873

Investment in development partnership	34,166	35,291

Property and equipment, at cost:
Land	2,102	2,102
Buildings	26,209	25,984
Furniture and equipment	33,277	30,730
Leasehold improvements	8,360	8,076
Projects in progress	134	560
	70,082	67,452

Less: accumulated depreciation and amortization	32,935	29,052
Net property and equipment	37,147	38,400

Other long-term assets	1,854	2,369
	$123,438	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 (unaudited) and December 31, 2006

	(in thousands)
	September 30 2007	December 31 2006

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$443	$--
Accounts payable	2,759	3,782
Advance deposits	825	829
Accrued income taxes	229	449
Accrued liabilities:
Salaries and wages	1,577	1,053
Rentals	2,385	3,127
Interest	244	252
Employee benefits	678	262
Other	971	1,320

Total accrued liabilities	5,855	6,014

Total current liabilities	10,111	11,074

Long-term debt	33,618	34,061

Deferred gain	64,481	64,481

Long-term pension liability	7,492	9,228

Other non-current liabilities	654	213

Commitments and contingencies

Common stockholders’ equity:
Common stock:
Class A, $ 0.80 par value:
Authorized – 10,000 shares
Issued—6,102 shares at stated value	4,882	4,882
Retained earnings	14,484	14,773
Treasury shares—2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(231)	(231)
Total common stockholders’ equity	7,082	7,371
	$123,438	$126,428

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues:
Rooms	$9,400	$9,124	$28,548	$37,019
Food and beverage	3,620	4,271	12,229	16,180
Management, license and service fees	1,272	608	4,425	3,065
Parking, telephone and other	1,307	1,615	3,898	6,131
	15,599	15,618	49,100	62,395
Other revenues from managed and
affiliated properties	4,537	8,063	14,115	16,474
Total revenues	20,136	23,681	63,215	78,869

Costs and expenses:
Costs and operating expenses	7,322	9,286	22,004	30,731
Advertising and promotion	1,377	1,735	4,059	5,409
Administrative and general	3,179	3,559	9,669	11,242
Human resources	286	356	846	1,294
Maintenance	843	1,164	2,626	3,774
Rentals	(13)	(502)	2,827	2,531
Property taxes	418	530	1,238	1,852
Depreciation and amortization	1,378	2,594	4,123	7,960
	14,790	18,722	47,392	64,793
Other expenses from managed and
affiliated properties	4,537	8,063	14,115	16,474
Total costs and expenses	19,327	26,785	61,507	81,267

Operating income (loss)	809	(3,104)	1,708	(2,398)

Other income (deductions):
Interest expense	(759)	(759)	(2,253)	(2,253)
Interest income	486	439	1,270	1,155
Foreign exchange gain (loss)	14	(3)	17	29
Gain on sales of assets	198	--	214	4
	(61)	(323)	(752)	(1,065)

Income (loss) before income taxes	748	(3,427)	956	(3,463)
Income tax provision (benefit)	306	(1,231)	573	(1,044)
Net income (loss)	442	(2,196)	383	(2,419)

Retained earnings at beginning of period	14,042	18,443	14,773	19,036
Cumulative effect of change in an accounting
principle (see Note 12)	--	--	(302)	--
Cash dividends	--	--	(370)	(370)
Retained earnings at end of period	$14,484	$16,247	$14,484	$16,247

Net income (loss) per share	$0.12	$(0.59)	$0.10	$(0.65)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2007	2006
Cash provided (used) by operating activities
Net income (loss)	$383	$(2,419)
Adjustments to reconcile net income (loss) to cash provided by operatingactivities
Depreciation and amortization of property and equipment	4,123	7,960
Other amortization	31	31
Prepaid and deferred federal and state income tax provision(benefits)	349	(945)
Gain on sales of assets	(214)	(4)
Changes in assets and liabilities
Restricted cash	--	267
Accounts and notes receivable	(756)	(2,018)
Inventories	(37)	620
Prepaid expenses and other	61	588
Accounts payable	(653)	(1,900)
Advance deposits	(4)	(1,214)
Accrued income taxes	22	(65)
Accrued liabilities	(2,198)	(440)
Cash provided by operating activities	1,107	461

Cash provided (used) by investing activities
Proceeds from sales of assets	324	383
Payments received from development partnership	1,000	--
Expenditures for property and equipment	(2,809)	(4,831)
Payments received on long-term receivables and advances	1,766	3,976
New loans and advances	--	(1,370)
Cash provided (used) by investing activities	281	(1,842)

Cash used by financing activities
Cash dividends paid	(740)	(740)
Cash used by financing activities	(740)	(740)

Net increase (decrease) in cash	648	(2,121)
Cash and cash equivalents at beginning of period	24,888	24,941
Cash and cash equivalents at end of period	$25,536	$22,820

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2007 nine-month period and the 2006 nine-month period was approximately $2,230,000 and $1,297,000, respectively.   Cash paid for income taxes in the first nine months of 2007 was approximately $187,000.  Net cash refunded for income taxes in the first nine months of 2006 was $34,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	September 30,2007	December 31,2006
Sharm El Sheikh, Egypt (a)	$--	$126
Sonesta Hotel & Suites Coconut Grove (b)	3,514	4,346
Trump International Sonesta Beach Resort (c)	1,135	1,135
Chateau Sonesta Hotel New Orleans (d)	1,445	1,895
Other	180	565
Total long-term receivables	6,274	8,067
Less: current portion	2,232	1,188
Net long-term receivables	$4,042	$6,879

(a)	This loan, in the original amount of $1,000,000, was made in 1996 and 1997 to the owner of the Sonesta Beach Resort, Sharm El Sheikh. The loan was fully repaid in June 2007.

(b)
This loan was made to the owner of the Sonesta Hotel & Suites Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs.  The interest rate is equal to the prime rate (7.75% at September 30, 2007), plus ¾%.  The loan is secured by a mortgage on the hotel property, and is being repaid out of hotel profits that are available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of the losses of the resort from the opening on April 1, 2003 through October 31, 2004 ($1,391,000).  This amount was due pursuant to the terms of the management agreement under which the Company operates the hotel.  The advance was reduced by $256,000 received from the hotel in 2006.  No interest is charged on this advance.  The Company is entitled to receive payment for these advances upon the termination of its management agreement, which it expects to take place in April 2008 (see Note 11 – Trump International Sonesta Beach Resort).

(d)
Following Hurricane Katrina, which struck New Orleans in late August 2005, the Company advanced cash to Chateau Sonesta Hotel New Orleans, which it operated under a management agreement until October 2007.  These advances were repaid in October 2007 (see Note 10 – Chateau Sonesta Hotel New Orleans).

Management continually monitors the collectability of its (long-term) receivables and advances and believes they are fully realizable.  In addition, the Company may be due certain amounts for fees upon termination of management agreements.

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at September 30, 2007 at a value of $34,166,000.  The partnership’s condensed balance sheet at September 30, 2007 is as follows (unaudited, in thousands):

at September 30, 2007

Total assets, primarily land	$148,143
Less debt	(54,373)
Partnership equity	$93,770

The debt of the partnership is non-recourse to the Company.  The difference between 50% of the net equity of the partnership and the Company’s investment account balance is primarily due to differences in the recorded bases of the land.

The development partnership has not commenced operations.

The Company is entitled to monthly payments of $125,000 from the partnership. The carrying value of the investment has been reduced by $1,125,000 received during 2007.

4.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (7.75% at September 30, 2007).  Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at September 30, 2007.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston (Cambridge).  The principal balance outstanding at September 30, 2007 and December 31, 2006 was $34,061,000.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $21,409,000 at September 30, 2007.  The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.

Effective December 1, 2003, the Company and the lender restructured the mortgage loan.  The Company was required to make payments of interest only at 5% per annum through December 1, 2006, and payments of interest only at 8.6% per annum are due from December 1, 2006 through December 1, 2007.   As of January 1, 2008, payments will be based on interest and principal, calculated on the original 25-year amortization schedule of the loan.  During the entire restructuring period, interest continued to accrue at 8.6%.   Excess cash flow from the Royal Sonesta Hotel Boston (Cambridge) remaining after payment of interest is required to be paid into escrow, and may be used solely for the future payment of hotel expenses or capital expenditures, or to reduce the amount of the accrued and unpaid interest.   At September 30, 2007 and December 31, 2006, no amount was required to be paid in escrow.  This was mainly due to the fact that the hotel spent significant amounts on hotel refurbishments and improvements during 2006 and the first three quarters of 2007.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Direct departmental costs
Rooms	$2,697	$2,970	$7,819	$9,680
Food and beverage	3,208	4,161	9,995	14,206
Heat, light and power	769	1,106	2,198	3,356
Other	648	1,049	1,992	3,489
	$7,322	$9,286	$22,004	$30,731

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.	Federal, Foreign and State Income Tax

The provision for income taxes in the accompanying condensed Consolidated Statements of Operations is summarized below:

	(in thousands)
	Nine Months Ended September 30
	2007	2006

Current federal income tax benefit	$(42)	$(355)
Current foreign income tax provision	211	213
Current state income tax provision	55	37
Deferred state income tax provision	24	21
Deferred federal income tax provision (benefit)	325	(960)
Income tax provision (benefit)	$573	$(1,044)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provision in the first nine months of 2007 is higher than the statutory rate, and the tax benefit in 2006 is lower than the statutory rate, because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes, primarily on the Company’s income from its Egyptian operations.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 (see Note 12).

7.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2007 and 2006 follows:

Three-month period ended September 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$14,318	$1,281	$15,599
Other revenues from managed and
affiliated properties	--	4,537	4,537
Total revenues	14,318	5,818	20,136
Operating income (loss) before depreciation and amortization expense	3,036	(849)	2,187
Depreciation and amortization	(1,233)	(145)	(1,378)
Interest income (expense), net	(757)	484	(273)
Other income	--	212	212
Segment pre-tax income (loss)	1,046	(298)	748

Segment assets	76,456	46,982	123,438
Segment capital additions	781	127	908

Nine-month period ended September 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$44,642	$4,458	$49,100
Other revenues from managed and
affiliated properties	--	14,115	14,115
Total revenues	44,642	18,573	63,215
Operating income (loss) before depreciation and amortization expense	7,704	(1,873)	5,831
Depreciation and amortization	(3,730)	(393)	(4,123)
Interest income (expense), net	(2,248)	1,265	(983)
Other income	--	231	231
Segment pre-tax income (loss)	1,726	(770)	956

Segment assets	76,456	46,982	123,438
Segment capital additions	2,657	152	2,809

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-month period ended September 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$15,004	$614	$15,618
Other revenues from managed and affiliated properties	--	8,063	8,063
Total revenues	15,004	8,677	23,681
Operating income (loss) before depreciation and amortization expense	1,256	(1,766)	(510)
Depreciation and amortization	(2,470)	(124)	(2,594)
Interest income (expense), net	(743)	423	(320)
Other deductions	--	(3)	(3)
Segment pre-tax loss	(1,957)	(1,470)	(3,427)

Segment assets	82,209	45,579	127,788
Segment capital additions	745	2	747

Nine-month period ended September 30, 2006

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$59,298	$3,097	$62,395
Other revenues from managed and affiliated properties	--	16,474	16,474
Total revenues	59,298	19,571	78,869
Operating income (loss) before depreciation and amortization expense	8,642	(3,080)	5,562
Depreciation and amortization	(7,587)	(373)	(7,960)
Interest income (expense), net	(2,208)	1,110	(1,098)
Other income	--	33	33
Segment pre-tax loss	(1,153)	(2,310)	(3,463)

Segment assets	82,209	45,579	127,788
Segment capital additions	4,683	148	4,831

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Numerator:
Income (loss) from operations	$442	$(2,196)	$383	$(2,419)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.12	$(0.59)	$0.10	$(0.65)

9.	Pension Plan

The components of the net periodic pension cost (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Nine Months ended September 30
	2007	2006

Service cost	$--	$1,285
Interest cost	1,335	1,678
Expected return on assets	(1,383)	(1,432)
Amortization of prior service cost	--	82
Recognized actuarial loss	28	510
Pension plan termination cost – Key Biscayne	--	1,340
Total plan benefit cost (credit)	(207)	3,463
Less: amounts charged to hotels operated under management agreements	--	(1,641)
Net periodic benefit cost (credit) included in theconsolidated statements of operations	$(20)	$1,822

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan, effective January 1, 2007, please refer to footnote 7 of the Company’s 2006 Annual Report filed on Form 10-K.

In connection with the August 2006 closure of Sonesta Beach Resort Key Biscayne, the Company estimated the pension costs related to the termination of the resort’s employees at $1,340,000.  This cost was part of certain other closure costs of the hotel, for which the Company was reimbursed during the fourth quarter of 2006.

The Company made a contribution to the Pension Plan of $1,722,000 during July 2007.

The Company does not have any other post-retirement benefit plans.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Chateau Sonesta Hotel New Orleans

In October 2007, the Company agreed to terminate its management agreement for Chateau Sonesta Hotel New Orleans.  In connection with the termination, the Company received $1,500,000, which included the repayment of advances the Company made to the Hotel’s owner following Hurricane Katrina (see Note 2- Long Term Receivables and Advances), and interest thereon.  The Company also received a note for $1.6 million, which will accrue interest at 8%.  The note represents a settlement for amounts owed for deferred management fees and a bonus incentive fee which were not previously recorded, as well as interest on the aforementioned fees and unpaid interest on the advances.  Since payments on the note prior to maturity, in September 2010, are dependent on future cash flow of the hotel, the Company has fully provided against this note receivable.  The Company entered into a license agreement for the use of its name with the owner of the hotel, for which it will receive fees based on room revenues.

11.           Trump International Sonesta Beach Resort

The Company operates Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  The hotel opened in April 2003.  The Company has a one-time right to cancel the management agreement, effective five years after the opening date, upon 6 months notice, and receive repayment of advances it was obligated to make for net operating losses and certain minimum returns due to the owner.  On October 24, 2007, the Company notified the owner of its decision to terminate the management agreement.  Based on the terms of the agreement, and provided the advances are repaid, the Company’s management agreement will terminate in early April 2008.  The final amount the Company will receive depends on profits achieved between now and early April 2008, but is estimated at approximately $7 million.  This amount includes $1,135,000 of cash advances recorded on the Company’s balance sheet at September 30, 2007.  The remaining amount represents fees due to the Company which were not previously recorded since the hotel’s profits were insufficient to pay them, and the collectability was uncertain.  The Company will recognize this fee income when it is collected.  The Company made a non-refundable $2,268,000 investment in the hotel for furniture, fixtures and equipment, which was being amortized over the initial 10-year term of the management agreement.  The unamortized balance of $1,247,000 is included in Long-Term Assets on the Company’s balance sheet at September 30, 2007, and will be expensed during the six month period ending March 13, 2008.

12.           Impact of Recently Issued Accounting Standards

EITF Issue No. 06-2 – Accounting for Sabbatical Leaves and other Similar Benefits

The Company has adopted the provisions of EITF Issue No. 06-2 effective January 1, 2007.  Under the provisions, the Company accrues a liability for the cost of sabbatical leave benefits for its employees over the period required for the employees to earn the right to the sabbatical leave benefits.  The Company has a policy under which management staff can take a six-week sabbatical leave of which the Company sponsors four weeks.  Eligible employees can take a sabbatical leave for the first time after ten years of service, and every five years thereafter.  At September 30, 2007, the Company recorded a liability on its balance sheet of $482,000 for benefits accrued through this date.  As allowed by the provisions of EITF Issue No. 06-2, the Company charged the cost of accrued benefits accumulated at January 1, 2007, in the amount of $302,000, net of taxes, directly to retained earnings on its balance sheet.

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

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of January 1, 2007, the Company has accrued $45,000 for interest and penalties related to uncertain tax positions.  As of September 30, 2007, the total amount of accrued interest and penalties is $60,000.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

On June 4, 2007, the Company announced it has initiated a review of strategic options available to the Company to increase shareholder value.  The Company’s board of directors has retained Goldman, Sachs & Company to assist in exploring the options.

FIRST NINE MONTHS 2007 COMPARED TO 2006

During the first nine months of 2007 the Company recorded net income of $383,000, or $0.10 per share, compared to a net loss of $2,419,000, or $(0.65) per share, during the first nine months of 2006.  Royal Sonesta Hotel Boston (Cambridge) reported improved results compared to 2006, increasing operating income by $1,843,000.  Increased revenues combined with strict expense control contributed to this result.  Operating losses from management activities decreased by $1,187,000 in the nine-month period ending September 30, 2007 compared to 2006.  This resulted from higher fee income (primarily from the Company’s two managed hotels in Florida and from its managed operations in Egypt) and lower corporate marketing costs.  Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, reported a pre-tax loss during the first nine months of 2006 of $1,073,000.  The loss included accelerated depreciation expense on the Hotel’s furniture, fixtures and equipment.  The Key Biscayne Hotel closed on August 31, 2006 following the contribution by the Company, in April 2005, of the land and improvements to a partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  For complete information regarding this transaction please refer to the Company’s 2006 Annual Report filed on Form 10-K, and to the Company’s report filed on Form 8-K on April 19, 2007.  A more detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “Other Revenues from Managed and Affiliated Properties”  which are included in the Company’s consolidated statements of operations for the three and nine month periods ending September 30, 2007 and 2006.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2007	2006
Sonesta Beach Resort Key Biscayne	300	$--	$19,341
Royal Sonesta Hotel Boston (Cambridge)	400	21,249	19,455
Royal Sonesta Hotel New Orleans	500	23,392	20,502
Management and service fees and other revenues		4,459	3,097
Total revenues, excluding revenues from managed and affiliated properties		$49,100	$62,395

Total revenues for the first nine months of 2007 were $49,100,000 compared to $62,395,000 in the same period in 2006, a decrease of approximately $13,295,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues from Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, were $19,341,000 during the 2006 period.  In April 2005, the Company contributed the land and improvements of the Key Biscayne resort to a development partnership in which it is a 50% limited partner, with the objective to redevelop the Hotel’s site.  For additional information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K and to a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Boston (Cambridge) reported revenues during the first nine-months of 2007 of $21,249,000 compared to $19,455,000 in the same period in 2006, representing an increase of $1,794,000, or 9%.  This increase was primarily due to a $1,657,000 increase in room revenues.  Room revenues per available room (“REVPAR”) increased by 13% during the first nine-months of 2007 compared to last year, due to an increase in occupancy levels as well as an 8% increase in average rates achieved.  Improvements in business were primarily from the transient market segment, resulting from continued strong demand in the Boston hotel market.  The hotel’s room nights from group business actually declined 13% compared to 2006, which accounts for the stagnant revenues from other sources, including food and beverage.

Revenues at Royal Sonesta Hotel New Orleans during the nine month period ended September 30, 2007 were $23,392,000, which represented a $2,890,000 increase compared to revenues achieved during the same period in 2006 of $20,502,000.  Of this increase in revenues, approximately $861,000 was due to increased room revenues, resulting from an increase in occupancy levels.  Average room rates achieved remained flat, as many hotels compete for limited business in the post-Katrina era.  The remaining increase in revenues of $2,029,000 was primarily from additional food and beverage revenues.  In 2006, especially during the first six months, the Hotel received very little group business, whereas in 2007, the Hotel returned to the more usual mix of transient and group and convention business, which provides the Hotel with much higher food and beverage revenues, including banqueting business.

Revenues from management activities increased from $3,097,000 during the first nine months of 2006 to $4,459,000 during the first nine months of 2007, an increase of $1,362,000.  This increase was primarily due to increased management income from Sonesta Bayfront Hotel Coconut Grove, Trump International Sonesta Beach Resort Sunny Isles, and from its managed operations in Egypt.  Net operating income of both the Coconut Grove and Sunny Isles hotels improved substantially in 2007 compared to 2006.  The Company’s fees from these properties depend on profits achieved.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2007	2006
Sonesta Beach Resort Key Biscayne	$--	$(1,073)
Royal Sonesta Hotel Boston (Cambridge)	3,160	1,317
Royal Sonesta Hotel New Orleans	814	811
Operating income from hotels after management and service fees	3,974	1,055
Management activities and other	(2,266)	(3,453)
Operating income (loss)	$1,708	$(2,398)

Operating income for the nine-month period ended September 30, 2007 was $1,708,000, compared to an operating loss of $2,398,000 in 2006, an increase of approximately $4,106,000.

The operating loss for the nine-month period ended September 30, 2006 at Sonesta Beach Resort Key Biscayne was $1,073,000.  The Resort closed for operations on August 31, 2006.  The Company contributed the land and improvements to a development partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  Detailed information regarding this transaction is included in the Company’s 2006 Annual Report filed on Form 10-K, and in a report filed on Form 8-K on April 19, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel Boston (Cambridge) increased operating income from $1,317,000 during the first nine months of 2006 to $3,160,000 during the first nine months of 2007, an increase of $1,843,000.  Revenues increased by $1,794,000 and overall expenses actually decreased by $49,000 in 2007 compared to last year.  Due to tight expense controls, cost and operating expenses remained virtually the same in 2007 compared to last year.  In addition, the 2006 expenses included the cost of recruiting and relocating the Hotel’s current general manager.

Royal Sonesta Hotel New Orleans reported operating income in the nine-month period ended September 30, 2007 of $814,000, which was virtually unchanged from the $811,000 operating income reported in the same period in 2006. Revenues during the first nine months increased by $2,890,000, but this revenue increase was offset by increased expenses of $2,887,000.  The increase in expenses was primarily from increased costs and operating expenses.  The revenue growth in 2007 was primarily from increases in food and beverage revenues, which has a much lower profit margin compared to rooms income.  In addition, the Hotel’s staffing levels during 2006, especially in the first quarter, were much lower than in 2007, since many of its employees were unable to return to New Orleans in the aftermath of Hurricane Katrina.  The Hotel also experienced increased payroll costs in 2007 due to continuing labor shortages in New Orleans.  Sales and marketing expenditures were increased in 2007 compared to 2006 in an effort to generate additional business.

The Company’s loss from management activities decreased from $3,453,000 during the first nine months of 2006 to $2,266,000 during the first nine months of 2007, a decrease of $1,187,000.  The Company’s loss from management activities is computed after giving effect to management and marketing fees from owned and leased hotels.  Management income from third party hotels increased by $1,362,000, but fee income from owned hotels decreased by $650,000 due to the closure of Sonesta Beach Resort Key Biscayne in August 2006.  The decrease in operating loss was much higher than the $712,000 net increase in fee income due to decreases in corporate expenses, primarily from lower corporate sales and marketing costs following the restructuring of the Company’s regional sales offices at the end of 2006.

OTHER INCOME (DEDUCTIONS)

Interest income increased from $1,155,000 during the first nine months of 2006 to $1,270,000 during the first nine months of 2007, primarily due to higher short-term investment income earned on the Company’s cash balances, and from interest earned  on the Company’s advances to Chateau Hotel New Orleans which were repaid in October 2007.

The gain on sale of assets of $214,000 during the 2007 nine-month period was primarily from the sale of art.

THIRD QUARTER 2007 COMPARED TO 2006

During the third quarter of 2007 the Company recorded net income of $442,000, or $0.12 per share, compared to a net loss of $2,196,000, or $(0.59) per share, in the third quarter of 2006.  The 2006 third quarter loss included an operating loss of $2,381,000 from Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006.  This loss was in part due to accelerated depreciation expense on the hotel’s furniture, fixtures and equipment.  In April 2005, the Company contributed the land and improvements of the Resort to a partnership in which it is a 50% limited partner, with the objective to redevelop the hotel’s site.  For complete information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K, and to a report filed on Form 8-K on April 19, 2007.  Increased operating income from Royal Sonesta Hotel Boston (Cambridge) and a decrease in the loss from management activities further helped to improve the 2007 third quarter results compared to last year.  A more detailed analysis of the revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

The Company records costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis, rather than a “net” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “Other Revenues from managed and affiliated properties” which are included in the Company’s consolidated statements of operations for the three and nine month periods ending September 30, 2007 and 2006.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2007	2006
Sonesta Beach Resort Key Biscayne	300	$--	$2,710
Royal Sonesta Hotel Boston (Cambridge)	400	8,255	7,364
Royal Sonesta Hotel New Orleans	500	6,063	4,930
Management and service fees and other revenues		1,281	614
Total revenues, excluding revenues from managed and affiliated properties		$15,599	$15,618

Total revenues for the quarter ended September 30, 2007 were $15,599,000 compared to $15,618,000 in the quarter ended September 30, 2006, a decrease of approximately $19,000.

Revenues at Sonesta Beach Resort Key Biscayne, which closed for operations on August 31, 2006, were $2,710,000 during the 2006 third quarter.  The Company contributed the land and improvements of the Resort to a development partnership in which it is a 50% limited partner, with the objective to redevelop the Hotel site.  For additional information regarding this transaction we refer to the Company’s 2006 Annual Report filed on Form 10-K, and to a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) recorded third quarter 2007 revenues of $8,255,000 compared to third quarter 2006 revenues of $7,364,000, representing an $891,000, or 12%, increase.  The increase was almost entirely due to increased room revenues of $875,000.  Due to continued strong demand in the Boston hotel market, the Hotel managed to increase room revenues per available room (“REVPAR”) by 18% in the third quarter of 2007 compared to 2006.  The increase resulted from both increases in occupancy as well as average room rates achieved.  Group and convention business decreased slightly but was more than offset by increased revenues from the transient market segment.

Royal Sonesta Hotel New Orleans reported revenues during the third quarter of 2007 of $6,063,000 compared to $4,930,000 in the third quarter of 2006, an increase of $1,133,000.  Room revenues increased by $871,000 and revenues from other sources, primarily food and beverage, increased by $262,000 in the 2007 third quarter compared to 2006.  Due to much better summer business, the Hotel’s REVPAR increased by 31% in 2007 compared to 2006.  The increase in food and beverage revenues was a result of improved group and convention business in the 2007 third quarter compared to last year.

Revenues from managed activities increased from $614,000 during the 2006 third quarter to $1,281,000 in the 2007 third quarter.  This was primarily due to increased fee income achieved from the Company’s Egyptian operations, as well as higher fee income from Sonesta Bayfront Hotel Coconut Grove and Trump International Sonesta Beach Resort Sunny Isles.  The Company’s fees from the Coconut Grove and Sunny Isles hotels depend on net operating income achieved at these properties.  Both hotels performed much better in 2007 compared to 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2007	2006
Sonesta Beach Resort Key Biscayne	$--	$(2,381)
Royal Sonesta Hotel Boston (Cambridge)	1,860	1,057
Royal Sonesta Hotel New Orleans	(58)	110
Operating income (loss) from hotels after management and service fees	1,802	(1,214)
Management activities and other	(993)	(1,890)
Operating income (loss)	$809	$(3,104)

Operating income during the quarter ended September 30, 2007 was $809,000, compared to an operating loss of $3,104,000 in the quarter ended September 30, 2006, which represents an improvement of approximately $3,913,000.

Operating loss at Sonesta Beach Resort Key Biscayne was $2,381,000 during the 2006 third quarter, which traditionally is the slowest quarter in South Florida.  The loss was also higher than usual due to accelerated depreciation expense on the hotel’s furniture, fixtures and equipment.  The Hotel closed for operations on August 31, 2006.  The Company contributed the land and improvements to a development partnership in which the Company is a 50% limited partner, with the objective to redevelop the Hotel’s site.  Detailed information regarding this transaction is included in the Company’s 2006 Annual Report filed on Form 10-K, and in a report filed on Form 8-K on April 19, 2007.

Royal Sonesta Hotel Boston (Cambridge) reported a substantial increase in operating income, from $1,057,000 in the third quarter of 2006 to $1,860,000 in the third quarter of 2007.  Revenues during the 2007 third quarter increased by $891,000, and overall expenses increased by a very slight $88,000, representing less than a 2% increase.  Despite higher occupancy levels during the third quarter of 2007 compared to last year, the Hotel managed to tightly control all operating expenses, including payroll costs.

During the traditionally slow summer season, Royal Sonesta Hotel New Orleans recorded an operating loss of $58,000 during the third quarter of 2007, compared to operating income of $110,000 during the third quarter of 2006.  Revenues in the 2007 quarter were $1,133,000 higher than last year but this increase in revenues was offset by increased expenses totaling $1,301,000.  Occupancy during the 2007 quarter was 15 percentage points higher than last year, which contributed to increased costs and operating expenses, including payroll expenses and benefits.  In addition, the revenue growth in the 2007 third quarter included a substantial increase in food and beverage revenues, which has a much lower profit margin.  Payroll costs in general increased in 2007 due to continuing labor shortages in New Orleans.  The Hotel also increased its sales and marketing expense.

The operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $897,000 to $993,000 in the third quarter of 2007 compared to last year.  Fee income increased by $667,000, primarily from increased fee income from Sonesta Bayfront Hotel Coconut Grove and Trump International Sonesta Beach Resort Sunny Isles, due to increased profit levels achieved at both properties.  Management income from the Company’s Egyptian operations also increased.  Corporate expenses decreased during the 2007 quarter compared to last year primarily due to lower corporate sales and marketing costs, resulting from the restructuring in late 2006 of the Company’s regional sales offices.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest income increased from $439,000 in the 2006 third quarter to $486,000 in the 2007 third quarter due to interest earned on the Company’s advances to Chateau Sonesta Hotel New Orleans, which were repaid in October 2007.

The gain on sale of $198,000 during the 2007 third quarter was primarily from the sale of art.

FEDERAL, FOREIGN AND STATE INCOME TAXES

The tax provision in the 2007 periods are higher than the statutory rate, and the tax benefits in the 2006 nine-month period is lower than the statutory rate, because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes, primarily on the Company’s income from its Egyptian operations.

LIQUIDITY AND CAPITAL RESOURCES

Following the closure of Sonesta Beach Resort Key Biscayne in August 2006, the Company is entitled to monthly payments of $125,000 ($1,125,000 received during the first nine months of 2007) from the development partnership in which the Company is a 50% limited partner.  These payments reduce the “Investment in Development Partnership” reflected on the Company’s balance sheet.

In October 2007, the Company agreed to terminate its management agreement for Chateau Sonesta Hotel New Orleans.  In connection with the termination, the Company received $1,500,000, which included the repayment of advances the Company made to the Hotel’s owner following Hurricane Katrina (see Note 2- Long Term Receivables and Advances), and interest thereon.  The Company also received a note for $1.6 million, which will accrue interest at 8%.  The note represents a settlement for amounts owed for deferred management fees and a bonus incentive fee which were not previously recorded, as well as interest on the aforementioned fees and unpaid interest on the advances.  Since payments on the note prior to maturity, in September 2010, are dependent on future cash flow of the hotel, the Company has fully provided against this note receivable.  The Company entered into a license agreement for the use of its name with the owner of the hotel, for which it will receive fees based on room revenues.

The Company operates Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  The hotel opened in April 2003.  The Company has a one-time right to cancel the management agreement, effective five years after the opening date, upon 6 months notice, and receive repayment of advances it was obligated to make for net operating losses and certain minimum returns due to the owner.  On October 24, 2007, the Company notified the owner of its decision to terminate the management agreement.  Based on the terms of the agreement, and provided the advances are repaid, the Company’s management agreement will terminate in early April 2008.  The final amount the Company will receive depends on profits achieved between now and early April 2008, but is estimated at approximately $7 million.  This amount includes $1,135,000 of cash advances recorded on the Company’s balance sheet at September 30, 2007.  The remaining amount represents fees due to the Company which were not previously recorded since the hotel’s profits were insufficient to pay them, and the collectability was uncertain.  The Company will recognize this fee income when it is collected.  The Company made a non-refundable $2,268,000 investment in the hotel for furniture, fixtures and equipment, which was being amortized over the initial 10-year term of the management agreement.  The unamortized balance of $1,247,000 is included in Long-Term Assets on the Company’s balance sheet at September 30, 2007, and will be expensed during the six month period ending March 31, 2008.

The Company had cash and cash equivalents of approximately $25.5 million at September 30, 2007.  Company management believes these cash resources will be adequate to meet its cash requirements for 2007 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of Royal Sonesta Hotel Boston (Cambridge).  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2007.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$--	$602	$665	$32,794	$--	$34,061	$35,096
Average interest rate	8.6%	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2007.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended September 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 14, 2007