Form 10-K
period 2007-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2008-03-25
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

    Large accelerated filer  ☐ Accelerated filer  ☐  Non-accelerated filer ☐ Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

    The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 29, 2007 was $46,771,452.

    The number of shares outstanding of the registrant's common stock as of the close of business on March 13, 2008 was 3,698,230.

Documents incorporated by reference:

1.	Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Parts I and II. The 2007 Annual Report is filed with this Form 10-K as Exhibit 13.

2.	Portions of the proxy statement for the 2008 annual meeting of stockholders are incorporated by reference into Part III.

       An Index to Exhibits appears on pages 15 through 18 of this Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 30, 2007

PART I

Item 1.	Business

(a)
General Development of Business.  The Company, a New York corporation formed in 1923,  is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida (until August 2006); and New Orleans, Louisiana.  It also operates, under management agreements, hotels in Coconut Grove, Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said, Taba, Hurghada and Sharm el Sheikh (2), Egypt; and five Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Orlando, Florida; Jaco, Costa Rica; and San Carlos, Mexico.  In addition, the Company has franchise agreements for hotels in St. Maarten (2), Brazil (2) and Peru (6).  During 2007, the Company commenced management of a hotel in Hurghada, Egypt; terminated its management contract for Chateau Sonesta Hotel, in New Orleans and entered into a license agreement for that hotel; and announced the termination of its management contract for Trump Sonesta Resort, in Sunny Isles, Florida, effective April 1, 2008.

The Company owned and operated a hotel in Key Biscayne, Florida.  In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, of which it is a 50% owner.  The hotel closed for operations in August 2006.  Detailed information regarding this major transaction is incorporated by reference from Note 3 to the Company’s consolidated financial statements (pages 20 and 21 of the Annual Report to Shareholders, filed herewith as Exhibit 13).

In general, business levels improved during 2007.  Revenues of Royal Sonesta Hotel Boston and Royal Sonesta Hotel New Orleans increased.  Sonesta Beach Resort Key Biscayne, which closed in August 2006 for redevelopment, was not in operation during any part of 2007.  In addition, income from management activities increased in 2007 compared to 2006.

(b)
Financial Information About Segments.  This information is incorporated by reference from Note 9 to the Company’s consolidated financial statements (page 25 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13).

(c)
Narrative Description of Business and Competition.  The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive.  In the major markets where we operate, which are New Orleans, Miami and Boston, we compete with many other hotels of the same quality.  A substantial number of these hotels compete for the same market segments as our hotels.  The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company.  The Company follows the practice of refurbishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures.  During the two years ended December 31, 2007, the Company made such capital expenditures totaling approximately $10.5 million.

The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation.  The Company is using the name "Sonesta" for all of its hotels.

The Company has approximately 1,097 employees.  The Company considers its relations with its employees to be satisfactory.

Business at the Company's hotels is seasonal.  At Royal Sonesta Hotel Boston, the first quarter is traditionally the slowest of the year.  The third quarter summer season is Royal Sonesta Hotel New Orleans' slowest period.  Therefore, the Company generates fewer revenues during the first and third quarters compared to the second and fourth quarters.

The following table reflects total revenues, annual occupancy percentages, average room rates and room revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2007, 2006 and 2005.  REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

Hotel		Number of Rooms	Year Built of Acquired	Total Revenues (in thousands)

				2007	2006	2005

Sonesta Beach Resort Key Biscayne	Leased (1)	300	1998	$--	$19,341	$27,395
Royal Sonesta Hotel Boston	Owned	400	1963/1984	29,377	26,408	23,986
Royal Sonesta Hotel New Orleans	Leased	500	1969	31,888	27,894	32,757

(1)
In April 2005 the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner.  The hotel closed on August 31, 2006.

Hotel	Average Occupancy Percentage			Average Daily Rate

	2007	2006	2005	2007	2006	2005

Sonesta Beach Resort Key Biscayne	--	71.4%	66.0%	$--	$224	$208
Royal Sonesta Hotel Boston	68.5%	64.6%	65.5%	192	177	155
Royal Sonesta Hotel New Orleans	71.5%	67.1%	82.2%	158	154	163

	“REVPAR”

Hotel	2007	2006	2005

Sonesta Beach Resort Key Biscayne	$ --	$160	$137
Royal Sonesta Hotel Boston	132	114	102
Royal Sonesta Hotel New Orleans	113	103	134

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

For revenues by types of services provided for the three years ended December 31, 2007, reference is made to the Consolidated Statements of Operations which appear on page 12 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13

(d)
Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 9 on pages 24 and 25 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

(e)
Environmental Compliance.  Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures or earnings.  We do not anticipate any material impact from such compliance in the future.

(f)
Internet Address and Company SEC Filings.  Our internet address is www.Sonesta.com.  On the corporate governance portion of our website, under the Investor Relations section, we provide a link to the U.S. Securities and Exchange Commission website.  Included on this website are our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports.

Item 1A.	Risk Factors

The Company’s business is subject to various risks that could have a negative effect on the Company’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Company’s 2007 Annual Report, which is filed herewith as Exhibit 13.  Additional risks that the Company does not yet know of, or that it currently thinks are immaterial, may also affect our business operations or financial results.

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

The Company’s Key Biscayne development partnership may experience increased costs and delays while redeveloping the site.  The Company is a 50% partner in a development partnership, which was created in 2005 to redevelop the site of Sonesta Beach Resort Key Biscayne.  The Company received approximately $60 million in non-refundable proceeds in April 2005 after it contributed the land and improvements of Sonesta Beach Resort Key Biscayne to the development partnership.  In addition, the Company received a priority equity position, valued by the partnership at $60 million.  Future proceeds are dependent on the successful redevelopment of the site, and the sales of real estate at sufficient prices to cover all costs of the development and construction.  Initial plans of the partnership provided for the development of a luxury condominium hotel and residences, including meeting and function space, a spa and other resort facilities.  As part of the partnership agreement the Company was to manage the resort when completed.  These plans met with considerable community opposition, and the partnership instead filed for, and received approvals in 2007 for, a 165 unit residential project.  The project is currently in the preconstruction phase, pending resolution of a claim filed by an abutter of the project.  The delays increase the development cost, and will impact future proceeds from the partnership.

Because the Company’s U.S. hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Company’s results from operations.  A major portion of the Company’s revenues and income is derived from its owned and leased hotels, and from its managed hotels, in the United States.  Of the four U.S. hotels the Company operated at the end of 2007, two are located in the Miami, Florida area, one is located in New Orleans, and one is located in Cambridge, Massachusetts.  This means the Company’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results from operations.  Three of the Company’s four U.S. hotels operating at the end of 2007 are located either in New Orleans or in the Miami, Florida area.  These areas are prone to hurricanes, and the Company’s financial condition will be impacted if its hotels suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas.  As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the Company, and the owners of the Company’s managed hotels, have significant deductibles, and certain caps on coverages for windstorm and flood.

The Company’s property in New Orleans may continue to be adversely impacted by the loss of business and increased costs due to Hurricane Katrina.  The Company operates the Royal Sonesta Hotel in New Orleans, Louisiana.  The business in this market has historically been heavily dependent on group and convention business.  Hurricane Katrina, which struck New Orleans on August 29, 2005, caused major damage to the city’s convention center and infrastructure, resulting in the cancellation of substantially all group and convention business following the storm.  During the period September 2005 through March 2006, the Royal Sonesta Hotel New Orleans successfully replaced the convention business with government business and other business related to the recovery and rebuilding efforts in New Orleans.  However, from April 2006 forward the hotel’s results declined sharply due to the fact that group and convention business is returning very slowly to New Orleans.  This slow recovery is expected to continue throughout 2008.  Payroll costs in New Orleans have increased due to a severe labor shortage, since many of the City’s residents relocated to other parts of the country following Katrina.  The City still suffers from lack of affordable housing.

The Company’s fee income from its operations in Egypt may be adversely impacted by terrorism.  During 2007, the Company’s management revenues from its hotels in Egypt totaled approximately $2.3 million ($1.7 million in 2006).  In previous years, Egypt experienced terrorist activity, which affected tourism.  Potential future terrorist incidents will affect tourism to Egypt, and the Company’s management income from this region.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in Royal Sonesta Hotel, Boston (Cambridge), Massachusetts.  Sonesta Beach Resort Key Biscayne was owned by the Company until April 2005, when it transferred the land and assets into a development partnership, of which the Company is a 50% owner.  From April 2005 through August 2006, the Key Biscayne property was operated under a $1 per year lease with the development partnership.  Detailed information regarding this major transaction is incorporated by reference from Note 3 to the Company’s consolidated financial statements (pages 20 through 21 of the Annual Report to Shareholders, filed herewith as Exhibit 13).  Reference is made to Note 5 of the Notes to the Consolidated Financial Statements of the Company which appears on page 22 of the Company's 2007 Annual Report to Shareholders, filed herewith as Exhibit 13, for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates the Royal Sonesta Hotel, in New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its remaining ten-year extension option.  As of March 10, 2008, the Company has exercised options through September 30, 2014.

The Company also operates under management agreements hotels in Coconut Grove (Miami), Florida; Sunny Isles Beach, Florida; and Cairo, Luxor, Port Said, Taba, Hurghada and Sharm el Sheikh (2), Egypt; and five Nile River cruise vessels.  At December 31, 2007 the Company has granted licenses for the use of its name to a hotel in New Orleans, Louisiana and to six hotels in Peru, two hotels in St. Maarten, and two hotels in Brazil.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116.  That lease commenced May 1, 2002, and has a 10-year term.

Item 3.	Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

The Company operates Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  The hotel opened in April 2003.   In October 2007, the Company exercised a one-time right to cancel the management agreement, upon 6 months notice, and receive repayment of advances it was obligated to make for operating losses and certain minimum returns due to the hotel’s owner.  Based on the terms of the agreement, the termination will be effective April 1, 2008.  The amount due upon termination is $7,031,000.  The hotel’s owner has disputed the amount of the termination payment, but has paid the entire amount into escrow, as required by the agreement.  The dispute will most likely be resolved through arbitration, according to the agreements, unless the parties can otherwise agree to settle this matter.

Other

The Company is also from time to time subject to routine litigation incidental to its business, and generally covered by insurance.  The Company believes that the results of such litigation will not have a materially adverse effect on the Company’s financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

A dividend of $ 0.10 per share was paid in July 2006, and a dividend of $0.10 per share was declared in December 2006, but paid in January 2007.  A dividend of $0.10 was paid in July 2007, and a dividend of $0.10 was declared in December 2007, but paid in January 2008.  Additionally, a special dividend of $1.00 per share was paid in February 2008.  Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 15 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 6.	Selected Financial Data

Selected Financial Data, which appears on page 2 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 4 through 11 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from page 10 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Vitale, Caturano & Company, Ltd. dated March 10, 2008 are incorporated herein by reference from the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

Selected Quarterly Financial Data are incorporated by reference on page 10 of the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s independent auditors on accounting principles or practices or financial statement disclosures during 2007.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal Control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that misstatements of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls.  Management did not fully complete documentation of its testing to verify the effectiveness of the key controls.  However, based on the evaluation, and other factors taken into consideration, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officers and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Executive Officers are:

Name	Present Position	Age	Employment History 2002 to Present
Roger P. Sonnabend	Executive Chairman of the Board	82	Chairman and Chief Executive Officer until December 2003
Peter J. Sonnabend	Chief Executive Officer and Vice Chairman	54	Vice Chairman and Vice President until December 2003, Secretary until May 2003
Stephanie Sonnabend	Chief Executive Officer and President	55	President until December 2003
Stephen Sonnabend	Senior Vice President	76	Senior Vice President
Boy van Riel	Vice President and Treasurer	49	Vice President and Treasurer
Carol Beggs	Vice President, Technology	47	Vice President, Technology
Felix Madera	Vice President, International	59	Vice President, International
Kathy Rowe	Senior Vice President	49	Vice President, Food and Beverage until December 2003
Jacqueline Sonnabend	Executive Vice President	53	Executive Vice President
Alan M. Sonnabend	Vice President, Development	50	Vice President and General Manager, Trump International Sonesta Beach Resort, until October 2004

Directors of the Company and Compliance with Section 16 (a).  The information required by this item is incorporated herein by reference from the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which will be held in May 2008.

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

Audit Committee Members and Financial Expert.  The Company's Board of Directors has an Audit Committee consisting of Ms. Jean C. Tempel, Messrs. Vernon R. Alden, Joseph L. Bower and Charles J. Clark. All the members of the Audit Committee are financially literate and independent.  Mr. Clark, who the Company considers a financial expert, as defined by NASDAQ rules, and an audit committee financial expert, as defined by SEC rules, serves as Chairman of the Audit Committee.  Mr. Clark has 35 years of experience as a commercial banker, 25 years of which were spent managing a commercial lending department, and 2 years as head of a commercial credit department.  Mr. Clark has vast experience in reviewing and evaluating financial statements.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which will be held in May 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which will be held in May 2008.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be held in May 2008.

Information regarding related party transactions is also incorporated by reference from Note 11 to the Company consolidated financial statements, filed herewith as Exhibit 13.

Item 14.	Principal Accountant Fees and Services

Auditors.  Vitale, Caturano & Company, Ltd. has served as the Company’s independent registered public accounting firm since 2004.  A representative of Vitale, Caturano & Company Ltd. is expected to be present at our Annual Meeting of Stockholders, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by Vitale, Caturano & Company, Ltd. to the Company in the last two fiscal years were as follows:

	FY 2006	FY 2007

Audit Fees	$130,000	$130,000
Audit of Pension and 401(k)
Benefit Plans	14,000	15,000
Other Fees (1)	700	2,450
Total Fees	$144,700	$147,450

(1)Other fees include tax advisory fees.

The Company’s Audit Committee has established policies and procedures which are intended to control the services provided by the Company’s auditors and to monitor their continued independence.  Under these policies, no services may be undertaken by the Company’s auditors unless the engagement is specifically approved by the Company’s Audit Committee or the services are included within a category which has been pre-approved by the Audit Committee.  The maximum charge for services is established by the Audit Committee when the specific engagement or the category of services is approved or pre-approved.  In certain circumstances, management is required to notify the Audit Committee when pre-approved services are undertaken and the Committee or its Chairman may approve amendments or modifications of the engagement or the maximum fees.

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

All services for which the Company engages the auditors are approved by the Audit Committee.  The total fees the Company paid to Vitale Caturano & Company Ltd. for services in 2006 and 2007 are set forth above.

The Company’s Audit Committee approved the engagement of Vitale, Caturano & Company Ltd. to provide audit related services in 2006 and 2007, respectively (which include the annual audits of the Company’s Pension Plan and 401(k) Plan) because it determined that for Vitale, Caturano & Company Ltd. to provide these services would not compromise its independence, and that its familiarity with the Company’s record keeping and accounting systems would permit them to provide these services with equal or higher quality, more quickly and at a cost similar to what the Company could obtain these services from other providers.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	1.
Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

2.
Financial Statement Schedules:  The financial statement schedules required to be filed by Item 8 of this form are listed in the accompanying Index to Consolidated Financial Statements, and are included in the notes to the financial statements, incorporated by reference from the 2007 Annual Report to Shareholders, filed herewith as Exhibit 13.

3.	A list of Exhibits is included on pages 15 through 18 of this report on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule

Item 15(a) (1) and (2)	References (Page)

	Form 10-K	2007 Annual Report to Shareholders*

Consolidated Balance Sheets at December 31, 2007 and 2006		13, 14

For the years ended December 31, 2007, 2006, and 2005:

Consolidated Statements of Operations		12

Consolidated Statements of Stockholder’sEquity and Comprehensive Income (Loss)		15, 16

Consolidated Statements of Cash Flow		17

Notes to Consolidated Financial Statements		18

Consolidated Financial Statement Schedule II for the year ended December 31, 2007

Consolidated Valuation and Qualifying Accounts	14

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
_________________________________________________________
*Filed herewith as Exhibit 13

SONESTA INTERNATIONAL HOTELS CORPORATION
SCHEDULE II

Consolidated Valuation and Qualifying Accounts
Three Years Ended December 31, 2007

	Balance Beginning Of Year	Amounts Charged To Income	Amounts Written Off	Balance End of Year

Year Ended December 31, 2005

Allowance for doubtful accounts	$211,947	$1,425	$119,666	$93,706

Year Ended December 31, 2006

Allowance for doubtful accounts	$93,706	$2,000	$9,013	$86,693

Year Ended December 31, 2007

Allowance for doubtful accounts	$86,693	$2,000	$22,829	$65,864

SONESTA INTERNATIONAL HOTELS CORPORATION
Index to Exhibits

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended to date. (9)
3.2	Company By-laws, as amended to date. (9)
10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001. (7)
10.1 (a)	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (6)
10.1 (b)	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (6)
10.1 (c)	Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin Borkowsky (“Dunin”), dated December 22, 2000. (6)
10.1 (e)	Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000. (6)
10.1 (g)	Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22, 2000. (6)
10.1 (h)	Amendment to Management Agreement between SCG and Mutiny, effective January 1, 2007. (Filed herewith)
10.5 (a)	Unsecured demand line of credit agreement, dated December 31, 2004, between Citizens Bank of Massachusetts (“Citizens”) and Sonesta International Hotels Corporation (“Sonesta”). (9)
10.5 (b)
Fifth Allonge to $2,000,000 Commercial Promissory Note dated September 29, 2000 (the “Note”), dated December 31, 2004, between Sonesta and Citizens, acknowledging that the Note is payable on demand. (9)

10.5 (c)	Commercial Promissory Note ($2,000,000) from Sonesta to Citizens, dated September 29, 2000. (5)
10.6 (a)	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica, Charterhouse of Cambridge Trust (“Trust”) and Sonesta of Massachusetts, Inc. (“Sonesta Mass”). (8)

NUMBER	DESCRIPTION
10.6 (b)	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of March 24, 2004, between SunAmerica, Trust and Sonesta Mass. (8)
10.6 (c)	Amended and Restated Promissory Note ($41,000,000), dated May 30, 2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life Insurance Company (“SunAmerica”). (5)
10.6 (d)	Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica. (5)
10.6 (e)
Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation (“Sonesta”), and SunAmerica. (5)

10.6 (f)	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, “Escrow Agent”. (5)
10.8 (a)
Amendment to Management Agreement for Sonesta Club Sharm El Sheikh, dated January 24, 2008, between Sharm Today S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $558,571 to Sharm Today.  (Filed herewith)

10.8 (b)
Amendment to Management Agreement for Sonesta Beach Resort Sharm el Sheikh, dated January 24, 2008, between Masters of Tourism S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $1,020,672 to Masters of Tourism.  (Filed herewith)

10.9	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (7)
10.11 (a)	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)
10.11 (b)	Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (2)
10.11 (c)	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (3)
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

NUMBER	DESCRIPTION
10.12 (c)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10) (iii) (A)).

10.12 (d)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Paul Sonnabend. (11)
10.12 (e)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Roger P. Sonnabend. (11)
10.12 (f)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Stephen Sonnabend. (11)
10.12 (g)	Summary of Director compensation. (11)
10.13	Promissory Note ($1,600,000), dated October 23, 2007, between 800 Canal Street Limited Partnership and Sonesta Louisiana Hotels Corporation. (Filed herewith)
10.14 (a)
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (9)

10.14 (b)	First Amendment to partnership agreement of SBR – Fortune Associates, LLLP, dated as of January 17, 2005. (9)
10.14 (c)	Second Amendment to partnership agreement of SBR - Fortune 199 - 203 Associates, LLLP, dated as of January 17, 2005. (9)
10.14 (d)
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”).  (10)

10.14 (e)
Interim Lease Agreement, dated as of April 19, 2005, by and between SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“Landlord”), and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (“Tenant”).  (10)

13	Annual Report to Security Holders for the calendar year ended December 31, 2007. (Filed herewith)
21	Subsidiaries of the Registrant. (Filed herewith)
22	Consent of Vitale, Caturano & Company, Ltd. (Filed herewith)

NUMBER	DESCRIPTION
31 (a)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (b)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (c)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
32	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith)
99.1	Audited Financial Statements of SBR-Fortune Associates, LLLP, for the periods ended December 31, 2007 and 2006, pursuant to Rule 3-09 of Regulation S-X. (Filed herewith)

(1)	Incorporated by reference to the Company's 1967 Report on Form 10 K.
(2)	Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)	Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)	Incorporated by reference to the Company's 1992 Report on Form 10-K.
(5)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.
(6)	Incorporated by reference to the Company’s 2001 Report on Form 10-K.
(7)	Incorporated by reference to the Company’s 2002 Report on Form 10-K.
(8)	Incorporated by reference to the Company’s 2003 Report on Form 10-K.
(9)	Incorporated by reference to the Company’s 2004 Report on Form 10-K.
(10)	Incorporated by reference to the Company’s current report on Form 8-K, filed on April 22, 2005.
(11)	Incorporated by reference to the Company’s current report on Form 8-K, Filed on May 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

Date: March 19, 2008	By:	/s/ Boy van Riel
Name: Boy van Riel
Title: VP and Treasurere, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2008	By:	/s/ Roger P. Sonnabend
Name: Roger P. Sonnabend
Title: Executive Chairman of the Board, Director

Date: March 19, 2008	By:	/s/ Boy van Riel
Name: Boy van Riel
Title: Vice President and Treasurer, Principal Financial and Accounting Officer

Date: March 19, 2008	By:	/s/ Peter J. Sonnabend
Name: Peter J. Sonnabend
Title: Chief Executive Officer and Vice Chairman, Director

Date: March 19, 2008	By:	/s/ Stephanie Sonnabend
Name: Stephanie Sonnabend
Title: Chief Executive Officer and President, Director

Date: March 19, 2008	By:	/s/ Stephen Sonnabend
Name: Stephen Sonnabend
Title: Senior Vice President, Director

Date: March 19, 2008	By:	/s/ George Abrams
Name: George Abrams
Title: Director

Date: March 19, 2008	By:	/s/ Vernon R. Alden
Name: Vernon R. Alden
Title: Director

Date: March 19, 2008	By:	/s/ Joseph L. Bower
Name: Joseph L. Bower
Title: Director

Date: March 19, 2008	By:	/s/ Charles J. Clark
Name: Charles J. Clark
Title: Director

Date: March 19, 2008	By:	/s/ Irma Mann
Name: Irma Mann
Title: Director

Date: March 19, 2008	By:	/s/ Jean C. Tempel
Name: Jean C. Tempel
Title: Director