Form 10-K/A
SONESTA INTERNATIONAL HOTELS CORP
filed 2008-04-08
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒

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

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2007

Part IV.		Page No.
Item 15	Exhibits and Financial Statement Schedules	2

	Signatures	7

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 25, 2008 (the “Original Filing”) is to re-file Exhibits 31(a), 31(b) and 31(c).  The exhibits filed with this Amendment include certain text that was inadvertently omitted in the Original Filing.  No other changes or updates are being made to the Original Filing.

PART IV

Item 15                      Exhibits and Financial Statement Schedules

Item 15 is unchanged from the Original Filing, except for the list of Exhibits that follows.

SONESTA INTERNATIONAL HOTELS CORPORATION
Index to Exhibits

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended to date. (9)
3.2	Company By-laws, as amended to date. (9)
10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001. (7)
10.1 (a)	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (6)
10.1 (b)	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (6)
10.1 (c)	Intercreditor Agreement, between SCG, Mutiny and Ricardo Dunin Borkowsky (“Dunin”), dated December 22, 2000. (6)
10.1 (e)	Promissory Note ($4,000,000) in favor of SCG, dated December 22, 2000. (6)
10.1 (g)	Collateral Pledge and Escrow Agreement ($4,000,000), dated December 22, 2000. (6)
10.1 (h)	Amendment to Management Agreement between SCG and Mutiny, effective January 1, 2007. (12)
10.5 (a)	Unsecured demand line of credit agreement, dated December 31, 2004, between Citizens Bank of Massachusetts (“Citizens”) and Sonesta International Hotels Corporation (“Sonesta”). (9)
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

10.6 (f)	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, “Escrow Agent”. (5)
10.8 (a)
Amendment to Management Agreement for Sonesta Club Sharm El Sheikh, dated January 24, 2008, between Sharm Today S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $558,571 to Sharm Today.  (12)

10.8 (b)
Amendment to Management Agreement for Sonesta Beach Resort Sharm el Sheikh, dated January 24, 2008, between Masters of Tourism S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $1,020,672 to Masters of Tourism.  (12)

10.9	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (7)
10.11 (a)	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (1)
10.11 (b)	Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (2)
10.11 (c)	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (3)
10.12 (a)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Paul Sonnabend, together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10)(iii) (A))

10.12 (b)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10) (iii) (A))

NUMBER	DESCRIPTION
10.12 (c)
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Stephen Sonnabend together with letter agreement regarding permanent and total disability. (4) (Management contract under Item 601 (10) (iii) (A))

10.12 (d)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Paul Sonnabend. (11)
10.12 (e)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Roger P. Sonnabend. (11)
10.12 (f)	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Stephen Sonnabend. (11)
10.12 (g)	Summary of Director compensation. (11)
10.13	Promissory Note ($1,600,000), dated October 23, 2007, between 800 Canal Street Limited Partnership and Sonesta Louisiana Hotels Corporation. (12)
10.14 (a)
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (9)

10.14 (b)	First Amendment to partnership agreement of SBR – Fortune Associates, LLLP, dated as of January 17, 2005. (9)
10.14 (c)	Second Amendment to partnership agreement of SBR - Fortune 199 - 203 Associates, LLLP, dated as of January 17, 2005. (9)
10.14 (d)
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”).  (10)

10.14 (e)
Interim Lease Agreement, dated as of April 19, 2005, by and between SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“Landlord”), and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (“Tenant”).  (10)

13	Annual Report to Security Holders for the calendar year ended December 31, 2007. (12)
21	Subsidiaries of the Registrant. (12)
23	Consent of Vitale, Caturano & Company, Ltd. (12)

NUMBER	DESCRIPTION
31 (a)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (b)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (c)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
32	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (13)
99.1	Audited Financial Statements of SBR-Fortune Associates, LLLP, for the periods ended December 31, 2007 and 2006, pursuant to Rule 3-09 of Regulation S-X. (12)

(1)	Incorporated by reference to the Company's 1967 Report on Form 10 K.
(2)	Incorporated by reference to the Company's 1973 Report on Form 10-K.
(3)	Incorporated by reference to the Company's 1977 Report on Form 10-K.
(4)	Incorporated by reference to the Company's 1992 Report on Form 10-K.
(5)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.
(6)	Incorporated by reference to the Company’s 2001 Report on Form 10-K.
(7)	Incorporated by reference to the Company’s 2002 Report on Form 10-K.
(8)	Incorporated by reference to the Company’s 2003 Report on Form 10-K.
(9)	Incorporated by reference to the Company’s 2004 Report on Form 10-K.
(10)	Incorporated by reference to the Company’s current report on Form 8-K, filed on April 22, 2005.
(11)	Incorporated by reference to the Company’s current report on Form 8-K, filed on May 17, 2005.
(12)	Previously filed with the Original Filing.
(13)	Previously furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

Sonesta International Hotels Corporation

Date: April 8, 2008	By:	/s/ Boy van Riel
Name: Boy van Riel
Title: Vice President and Treasurer, Principal Financial and Accounting Officer