Form 10-Q
period 2008-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2008-05-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2);

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of May 5, 2008 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — March 31, 2008 (unaudited) and December 31, 2007	1

	Condensed consolidated statements of operations — Three-month periods ended March 31, 2008 and 2007 (unaudited)	3

	Condensed consolidated statements of cash flows — Three-month periods ended March 31, 2008 and 2007 (unaudited)	4

	Notes to condensed consolidated financial statements — March 31, 2008 and 2007	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — March 31, 2008	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	15

Item 4.	Internal Controls and Procedures	16

Part II. Other Information

	Signature page	18

Exhibits 31.(a), 31.(b), 31.(c)	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification by Company Officers required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 (unaudited) and December 31, 2007

	(in thousands)
	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$24,896	$32,620
Restricted cash	1,500	1,700
Accounts and notes receivable:
Trade, less allowance of $69 ($66 at December 31, 2007) for doubtful accounts	7,084	7,676
Other, including current portion of long-term receivables and advances	1,247	1,151
Total accounts and notes receivable	8,331	8,827
Inventories	570	607
Current deferred tax assets	521	578
Prepaid expenses and other current assets	2,398	1,915
Total current assets	38,216	46,247

Long-term receivables and advances	4,615	3,776

Deferred tax assets	7,221	7,242

Investment in development partnership	33,666	33,791

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,850	26,190
Furniture and equipment	31,855	31,413
Leasehold improvements	8,489	8,450
Projects in progress	295	246
	68,591	68,401
Less accumulated depreciation and amortization	32,272	31,098
Net property and equipment	36,319	37,303

Other long-term assets	1,127	1,232
	$121,164	$129,591

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 (unaudited) and December 31, 2007

	(in thousands)
	March 31, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,090	$1,059
Accounts payable	2,726	4,494
Advance deposits	2,743	2,936
Accrued income taxes	433	306
Accrued liabilities:
Salaries and wages	1,100	2,000
Rentals	1,897	3,575
Interest	250	252
Pension and other employee benefits	2,152	2,341
Other	959	839
	6,358	9,007
Total current liabilities	13,350	17,802

Long-term debt	32,712	33,002

Deferred gain	64,481	64,481

Pension liability, non-current	4,510	4,553

Other non-current liabilities	1,172	1,206

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	11,460	15,068
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive income	650	650
Total stockholders’ equity	4,939	8,547
	$121,164	$129,591

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31

	2008	2007
Revenues:
Rooms	$9,203	$8,485
Food and beverage	4,368	3,922
Management, license and service fees	3,060	1,768
Parking, telephone and other	1,167	1,208
	17,798	15,383
Other revenues from managed and affiliated properties	5,117	4,900
Total revenues	22,915	20,283

Costs and expenses:
Costs and operating expenses	7,557	6,960
Advertising and promotion	1,336	1,259
Administrative and general	3,299	3,206
Human resources	272	285
Maintenance	927	856
Rentals	2,019	1,775
Property taxes	370	408
Depreciation and amortization	1,938	1,371
	17,718	16,120
Other expenses from managed and affiliated properties	5,117	4,900
Total costs and expenses	22,835	21,020

Operating income (loss)	80	(737)

Other income (deductions):
Interest expense	(747)	(743)
Interest income	371	397
Foreign exchange gain	7	2
Gain on sales of assets	422	--
	53	(344)

Income (loss) before income tax provision (benefit)	133	(1,081)
Income tax provision (benefit)	43	(260)
Net income (loss)	90	(821)

Cash dividends	(3,698)	--
Retained earnings at beginning of period	15,068	14,471
Retained earnings at end of period	$11,460	$13,650

Net income (loss) per share of common stock	$0.02	$(0.22)

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2008	2007
Cash provided (used) by operating activities
Net income (loss)	$90	$(821)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization of property and equipment	1,938	1,371
Other amortization	10	10
Deferred federal and state tax provision (benefit)	78	(26)
Gain on sales of assets	(422)	--

Changes in assets and liabilities
Restricted cash	200	(442)
Accounts and notes receivable	(1,229)	(428)
Inventories	37	(61)
Prepaid expenses and other	(300)	(544)
Accounts payable	(1,398)	(277)
Advance deposits	(193)	50
Federal, foreign and state income taxes	(54)	(251)
Accrued liabilities	(2,726)	(1,487)
Cash used for operating activities	(3,969)	(2,906)

Cash provided (used) by investing activities
Expenditures for property and equipment	(556)	(1,295)
Payments received on long-term receivables and advances	410	322
Payments received from development partnership	125	250
Proceeds from sales of assets	656	--
New loans and advances	(62)	--
Cash provided by (used for) investing activities	573	(723)

Cash used by financing activities
Repayments of long term debt	(260)	--
Cash dividends paid	(4,068)	(370)
Cash used for financing activities	(4,328)	(370)

Net decrease in cash	(7,724)	(3,999)
Cash and cash equivalents at beginning of period	32,620	24,888
Cash and cash equivalents at end of period	$24,896	$20,889

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2008 three-month period and the 2007 three-month period was approximately $739,000 and $732,000, respectively.   Cash paid for income taxes in the first quarter of 2008 and 2007 was approximately $30,000 and $17,000, respectively.

The Company recorded a non-cash transaction in connection with a loan made to the owner of two managed hotels in Egypt (see Note 10).

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Long-Term Receivables and Advances

	(in thousands)
	March 31,2008	December 31,2007
Sharm El Sheikh, Egypt (a)	$1,410	$--
Sonesta Bayfront Hotel Coconut Grove (b)	3,049	3,397
Trump International Sonesta Beach Resort (c)	1,135	1,135
Other	112	37
Total long-term receivables	5,706	4,569
Less: current portion	1,091	793
Net long-term receivables	$4,615	$3,776

(a)
This loan was made in January 2008 to the owner of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into a five year loan, payable in monthly installments, starting in January 2008.  The interest rate is 6.5%.  Monthly payments of $28,820 on this loan are paid directly from the hotels and deducted from distributions of profits to the owner of these managed hotels.  See also Note 10.

(b)
This loan was made to the owner of the Sonesta Bayfront Hotel Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs.  The interest rate is equal to the prime rate (5.25% at March 31, 2008), plus 0.75%.  The loan is secured by a mortgage on the hotel property, and is being repaid out of hotel profits that are available for distribution to the owner, and, to the extent the hotel’s earnings are insufficient to pay the owner certain minimum annual returns and minimum annual target returns due under the management agreement, out of shortfalls funded by the Company.  Principal payments totaling $348,000 during the first quarter of 2008 were entirely paid from hotel earnings, in addition to the fees recognized by the Company.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
This amount represents cash advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of losses of the resort, which opened on April 1, 2003.  This amount was advanced pursuant to the terms of the management agreement under which the Company operates the hotel.  No interest is charged on this advance.  The repayment of this advance is included in a termination payment which is due to the Company following the termination of its management agreement effective April 1, 2008.  The termination payment is disputed by the resort’s owner (see Note 9).

Management continually monitors the collectability of its (long-term) receivables and advances and believes they are fully realizable.

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at March 31, 2008 at a value of $33,666,000.  The partnership’s condensed balance sheet at March 31, 2008 is as follows (unaudited, in thousands):

at March 31, 2008

Total assets, primarily land	$152,106
Less debt	(58,021)
Partnership equity	$94,085

The debt of the partnership is non-recourse to the Company.  The difference between 50% of the net equity of the partnership and the Company’s investment account balance is primarily due to differences in the recorded bases of the land.

The development partnership has not commenced operations.

The Company operated Sonesta Beach Resort Key Biscayne, located on the development site, until August 2006.  Under the terms of the partnership agreement the Company received monthly payments of $125,000 following the closure of the hotel, which payments reduce the carrying value of the investment.  The partnership’s general partner suspended these payments as of February 2008, in order to conserve cash for development expenditures.  Previously, the partnership deferred payments of a monthly development fee to the general partner.

The Company continues to monitor the carrying value of its investment in this development project and believes the investment is fully realizable.

4.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (5.25% at March 31, 2008).  Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at March 31, 2008.

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at March 31, 2008 and December 31, 2007 was $33,802,000 and $34,061,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $20,446,000 at March 31, 2008.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  The current portion of the principal balance at March 31, 2008 equals $1,091,000.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2008	2007
Direct departmental costs
Rooms	$2,463	$2,325
Food and beverage	3,604	3,253
Heat, light and power	729	714
Other	761	668
	$7,557	$6,960

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month periods ending March 31, 2008 and 2007 follows:

Quarter ended March 31, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$14,725	$3,073	$17,798
Other revenues from managed and
affiliated properties	--	5,117	5,117
Total revenues	14,725	8,190	22,915
Operating income before depreciation and amortization expense	1,087	931	2,018
Depreciation and amortization	(1,242)	(696)	(1,938)
Interest income (expense), net	(746)	370	(376)
Other income	--	429	429
Segment pre-tax income (loss)	(901)	1,034	133

Segment assets	75,284	45,880	121,164
Segment capital additions	542	14	556

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic income or losses per share of common stock (in thousands except for per share data):

	Three months ended March 31
	2008	2007
Numerator:
Income (loss) from operations	$90	$(821)

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Net income (loss) per share of common stock	$0.02	$(0.22)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Three Months ended March 31
	2008	2007

Interest cost	$420	$434
Expected return on assets	(459)	(443)
Recognized actuarial (gain) loss	(4)	9
Net benefit included in the consolidated statements of operations	$(43)	$--

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participant’s benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan, effective January 1, 2007, we refer to footnote 8 of the Company’s 2007 Annual Report filed on Form 10-K.

The Company is not required to make a contribution to the Pension Plan during 2008, however the Company expects to make contributions of approximately $1,500,000, or which $1,047,000 was funded during the second quarter of 2008.  Accordingly, the $1,500,000 has been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

9.	Trump International Sonesta Beach Resort Sunny Isles

From April 2003 through March 2008, the Company operated Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  In October 2007, the Company exercised a one-time right to cancel the management agreement, upon 6 months notice, and receive repayment of advances it was obligated to make for operating losses and certain minimum returns due to the hotel’s owner.  The amount due upon termination is $7,031,000.  The hotel’s owner has disputed the amount of the termination payment, but has paid the entire amount into escrow, as required by the agreement.  An arbitration procedure is currently underway to resolve the dispute.  The aforementioned amount due of $7,031,000 includes cash advances recorded on the Company’s balance sheet at March 31, 2008 of $1,135,000 (see Note 2).  The remaining amount of $5,896,000 relates to fees due to the Company which were not previously recorded since the hotel’s profits were insufficient to pay them, and the collectibility was uncertain.  The Company will recognize this fee income when it is collected. When the hotel opened, the Company made a non-refundable $2,268,000 investment in the hotel for furniture, fixtures and equipment, which was being amortized over the initial 10-year term of the management agreement.  Following its decision to terminate the management agreement during the fourth quarter of 2007 the Company accelerated the amortization of this investment, which resulted in an additional expense of $567,000 during the first quarter of 2008.

10.	Sonesta Hotels Sharm El Sheikh

In January 2008, the Company agreed to pay $500,000 to the owner of its two managed hotels in Sharm El Sheikh, Egypt, in return for an extension until 2024 of the management agreement for Sonesta Club, which otherwise would have expired in 2009.  The payment was made by reducing receivables for fees and expenses from this hotel.  In addition, the Company agreed to convert approximately $1.6 million of receivables from both hotels into a five year loan, at an interest rate below market.  The Company accounts for the loan based on a market rate of 6.5%, and discounted the loans accordingly.  The discount of $45,000, in addition to the $500,000 payment, has been recorded as an other long term asset, and will be amortized over the remaining term of the management agreement, including the extension.  The foregoing resulted in the following non-cash transaction, recorded in January 2008 (in thousands);

Increase in Long term Receivables	1,473
Increase in Long term Assets	545
Decrease in Accounts Receivable	(2,018)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 also nullifies the specific guidance in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS No. 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period.  SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 addresses consolidation rules for noncontrolling interests.  The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It applies to all entities that prepare consolidated financial statements, except for not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  Management is currently evaluating SFAS No. 160 to determine if it will have a material impact on the Company’s future financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R).  SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  Management is currently evaluating SFAS No. 141R to determine if it will have a material impact on the Company’s future financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Early adoption is encouraged.  Management is currently evaluating SFAS No. 161 to determine if it will have a material impact on the Company’s future financial statements.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2008 COMPARED TO 2007

In the first quarter of 2008 the Company recorded net income of $90,000, or $0.02 per share, compared to a net loss of $821,000, or $(0.22) per share, during the first quarter of 2007.  The increase in income was primary from increased earnings of Royal Sonesta Hotel Boston, and from increased income from the Company’s management activities.  Management income benefited from increased fees earned from Trump International Sonesta Beach Resort Sunny Isles and from the Company’s managed operations in Egypt.  In addition, the Company recorded a gain on the sale of an asset.  A detailed analysis if the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2008	2007
Royal Sonesta Hotel Boston	400	$4,838	$4,396
Royal Sonesta Hotel New Orleans	500	9,887	9,202
Management and service fees and other revenues		3,073	1,785
Total revenues, excluding other revenues from managed and affiliated properties		$17,798	$15,383

Total revenues for the quarter ended March 31, 2008 were $17,798,000 compared to $15,383,000 in 2007, an increase of approximately $2,415,000.

Royal Sonesta Hotel Boston recorded first quarter 2008 revenues of $4,838,000 compared to first quarter 2007 revenues of $4,396,000, representing an increase of $442,000, or 10%.  The increase was primarily due to an increase in room revenues of $328,000, resulting from an 11% increase in room revenue per available room (“REVPAR”).  Both occupancy levels and average room rates increased in the 2008 first quarter compared to last year, mainly as a result of increased group and convention business.

Revenues at Royal Sonesta Hotel New Orleans during the first quarter of 2008 were $9,887,000 compared to $9,202,000 during the first quarter of 2007, representing a 7% increase.  Room revenues increased by $391,000 compared to last year.  The hotel’s REVPAR increased by 5%, mainly due to an increase in average room rates achieved.  Food and beverage revenues increased by $333,000, or 13%, due to increased banqueting revenues.  The Royal Sonesta Hotel operates a laundry facility which also provides services to third party clients.  Revenues from third party clients were $64,000 less than previous year due to the loss of two key accounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues from management activities increased by $1,288,000 to $3,073,000 in the 2008 first quarter.  The majority of the increase was due to increased income from Trump International Sonesta Beach Resort Sunny Isles and from the Company’s managed hotels in Egypt.  Management income from the Sunny Isles hotel increased by $584,000 compared to the first quarter of 2007.  The 2008 income included an incentive fee, which was not earned in 2007.  The Company terminated the management agreement for this hotel effective April 1, 2008 (see Note 9).  Management income from the Company’s operations in Egypt increased from $547,000 in 2007 to $1,000,000 in 2008.  Both corporate and leisure travel to Egypt continued the upward trend which started in the fall of 2007.  In addition, the Company reported income in 2008 from Sonesta Pharaoh Resort Hurghada, which hotel was added to the Company’s collection in Egypt effective January 1, 2008.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2008	2007
Royal Sonesta Hotel Boston	$(726)	$(902)
Royal Sonesta Hotel New Orleans	571	552
Operating income (loss) from hotels after management and service fees	(155)	(350)
Management activities and other	235	(387)
Operating income (loss)	$80	$(737)

Operating income for the three-month period ended March 31, 2008 was $80,000, compared to an operating loss of $737,000 in the three-month period ended March 31, 2007, an increase of approximately $817,000.

Royal Sonesta Hotel Boston decreased its operating loss during the first quarter of 2008 by $176,000 to $726,000.  The first quarter is traditionally the slowest quarter in the Boston hotel market.  Revenues during the 2008 first quarter increased by $442,000 and overall expenses increased by $266,000, or 5%.  The increase in expenses was primarily a result of increased costs and operating expenses due to the higher occupancy achieved in the 2008 quarter compared to last year.

Operating income from Royal Sonesta Hotel New Orleans increased from $552,000 during the 2007 first quarter to $571,000 in the 2008 first quarter.  Increased revenues of $685,000 were almost entirely offset by increased expenses of $666,000.  Increased expenses included increased costs and operating expenses, in part due to higher commission expenses, as well as increased maintenance cost and sales and advertising expense.  In addition, a laundry facility operated by the hotel reported a decrease in income of $96,000 , primarily due to the loss of two third party clients.

The Company reported operating income from management activities of $235,000 during the 2008 first quarter compared to an operating loss of $387,000 in 2007, an increase of $622,000.  Revenues from management activities increased by $1,288,000, and expenses related to these activities increased by $666,000.  The increase in expenses was almost entirely due to a $574,000 increase in depreciation and amortization expense related to accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles.  The Company invested $2,268,000 in the Hotel in 2003, which was being amortizing over the initial 10-year term of the management agreement.  The Company exercised an early termination option (see Note 10) and stopped managing this property effective April 1, 2008.  As a result, the Company accelerated depreciation of the remaining investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $397,000 in the 2007 first quarter to $371,000 in the 2008 first quarter primarily due to a decrease in interest earned on a loan to the owner of Sonesta Bayfront Hotel Coconut Grove.  This was a result of the lower principal balance as well as lower interest rate on this loan, which fluctuates with the prime rate.  The decrease was partially offset by interest earned from a new loan made to the owner of Sonesta Beach Resort and Sonesta Club Sharm El Sheikh.

The gain on sale of assets in the 2008 first quarter resulted from the sale of a coop unit the Company owned in New York City to the Company’s Chief Executive Officer and Vice Chairman.  The Company’s Board of Directors approved the transaction.

FEDERAL, FOREIGN AND STATE INCOME TAXES

In the 2008 first quarter the Company recorded a tax expense of $43,000 on pretax income of $133,000.  The expense is lower than the statutory rate because the Company expects to benefit from credits for foreign taxes paid in previous years which have been carrying forward.  These credits more than offset the state income taxes, payable primarily on the Company’s income from Royal Sonesta New Orleans.  The tax benefit in the 2007 first quarter was lower than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes incurred primarily on the Company’s income from Egypt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $24.9 million at March 31, 2008.  Company management believes these cash resources will be adequate to meet its cash requirements for 2008 and beyond.

The Company agreed in January 2008 to convert approximately $1.6 million of receivables for fees and expenses from two hotels it manages in Sharm El Sheikh, Egypt into a five year loan.  This was part of a transaction which also included the extension until 2024 of the management agreement for Sonesta Club Sharm El Sheikh which otherwise would have expired at the end of 2009.  In return, the Company agreed to pay $500,000, which payment also reduced outstanding receivables from Sharm Club (see also Note 10).

Under the terms of the partnership agreement for a development project in which the Company is a 50% limited partner, the Company received monthly payments of $125,000 since August 2006.  These payments reduced the carrying value of the Company’s investment.  The partnership’s general partner suspended these payments as of February 2008, in order to conserve cash for development expenditures.  Previously, the partnership deferred payments of a monthly development fee to the general partner.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2008.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$799	$1,163	$31,840	$-0-	$33,802	$35,008
Average interest rate	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2008.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 9, 2008