Form 10-Q
period 2008-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2008-08-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-02)

Large Accelerated Filer  ☐ Accelerated Filer  ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of August 11, 2008 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — June 30, 2008 (unaudited) and December 31, 2007	1

	Condensed consolidated statements of operations — Three and six-month periods ended June 30, 2008 and 2007 (unaudited)	3

	Condensed consolidated statements of cash flows — Six-month periods ended June 30, 2008 and 2007 (unaudited)	4

	Notes to condensed consolidated financial statements — June 30, 2008 and 2007	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — June 30, 2008	13

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

Item 4.	Internal Controls and Procedures	19

Part II. Other Information

Item 4.	Submission of Matters to a vote of Security Holders	20

	Signature page	21

Exhibits 31.a, 31.b, 31.c	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certification by Company Officers required by 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 (unaudited) and December 31, 2007

	(in thousands)
	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$27,597	$32,620
Restricted cash	617	1,700
Accounts and notes receivable:
Trade, less allowance of $72 ($66 at December 31, 2007) for doubtful accounts	6,838	7,676
Other, including current portion of long-term receivables and advances	1,287	1,151
Total accounts and notes receivable	8,125	8,827
Inventories	589	607
Current deferred tax assets	560	578
Prepaid expenses and other current assets	2,220	1,915
Total current assets	39,708	46,247

Long-term receivables and advances	4,331	3,776

Deferred tax assets	7,068	7,242

Investment in development partnership	33,666	33,791

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,850	26,190
Furniture and equipment	32,511	31,413
Leasehold improvements	8,515	8,450
Projects in progress	335	246
	69,313	68,401
Less accumulated depreciation and amortization	33,462	31,098
Net property and equipment	35,851	37,303

Other long-term assets	1,157	1,232
	$121,781	$129,591

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 (unaudited) and December 31, 2007

	(in thousands)
	June 30, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,114	$1,059
Accounts payable	2,927	4,494
Advance deposits	1,748	2,936
Accrued income taxes	240	306
Accrued liabilities:
Salaries and wages	1,371	2,000
Rentals	3,499	3,575
Interest	240	252
Pension and other employee benefits	1,303	2,341
Other	996	839
	7,409	9,007
Total current liabilities	13,438	17,802

Long-term debt	32,430	33,002

Deferred gain	64,481	64,481

Pension liability, non-current	4,220	4,553

Other non-current liabilities	1,137	1,206

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	12,596	15,068
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive income	650	650
Total stockholders’ equity	6,075	8,547
	$121,781	$129,591

See accompanying notes to condensed consolidated financial statements..

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007
Revenues:
Rooms	$12,304	$10,663	$21,507	$19,148
Food and beverage	5,059	4,687	9,427	8,609
Management, license and service fees	1,708	1,385	4,768	3,153
Parking, telephone and other	1,351	1,383	2,518	2,591
	20,422	18,118	38,220	33,501
Other revenues from managed and affiliated properties	1,346	4,678	6,463	9,578
Total revenues	21,768	22,796	44,683	43,079

Costs and expenses:
Costs and operating expenses	8,250	7,722	15,807	14,682
Advertising and promotion	1,464	1,423	2,800	2,682
Administrative and general	3,291	3,284	6,590	6,490
Human resources	337	275	609	560
Maintenance	907	927	1,834	1,783
Rentals	1,756	1,065	3,775	2,840
Property taxes	375	412	745	820
Depreciation and amortization	1,312	1,374	3,250	2,745
	17,692	16,482	35,410	32,602
Other expenses from managed and affiliated properties	1,346	4,678	6,463	9,578
Total costs and expenses	19,038	21,160	41,873	42,180

Operating income	2,730	1,636	2,810	899

Other income (deductions):
Interest expense	(742)	(751)	(1,489)	(1,494)
Interest income	242	387	613	784
Foreign exchange gain	4	1	11	3
Gain on sales of assets	21	16	443	16
	(475)	(347)	(422)	(691)

Income before income tax provision	2,255	1,289	2,388	208
Income tax provision	749	527	792	267
Net income (loss)	1,506	762	1,596	(59)

Retained earnings at beginning of period	11,460	13,650	15,068	14,471
Cash dividends	(370)	(370)	(4,068)	(370)
Retained earnings at end of period	$12,596	$14,042	$12,596	$14,042

Net income (loss) per share	$0.41	$0.21	$0.43	$(0.01)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2008	2007
Cash provided (used) by operating activities
Net income (loss)	$1,596	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property and equipment	3,250	2,745
Other amortization	21	21
Deferred federal and state income tax provision	192	441
Gain on sales of assets	(443)	(16)
Changes in assets and liabilities
Restricted cash	1,083	--
Accounts and notes receivable	(1,046)	19
Inventories	18	(43)
Prepaid expenses and other	(428)	(382)
Accounts payable	(1,197)	(974)
Advance deposits	(1,188)	(38)
Accrued income taxes	57	(357)
Accrued liabilities	(1,999)	(566)
Cash provided (used) by operating activities	(84)	791

Cash provided (used) by investing activities
Proceeds from sales of assets	766	16
Payments received from development partnership	125	625
Expenditures for property and equipment	(1,481)	(1,901)
Payments received on long-term receivables and advances	669	1,553
New loans and advances	(62)	--
Cash provided by investing activities	17	293

Cash used by financing activities
Repayments of long term debt	(518)	--
Cash dividends paid	(4,438)	(370)
Cash used by financing activities	(4,956)	(370)

Net increase (decrease) in cash	(5,023)	714
Cash and cash equivalents at beginning of period	32,620	24,888
Cash and cash equivalents at end of period	$27,597	$25,602

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2008 six-month period and the 2007 six-month period was approximately $1,480,000, and $1,481,000, respectively  (see Note 4, Borrowing Arrangements).  Cash paid for income taxes during the first six months of 2008 and 2007 was approximately $552,000 and $173,000, respectively.

The Company recorded a non-cash transaction in connection with a loan made to the owner of two managed hotels in Egypt (see Note 10).

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	June 30, 2008	December 31, 2007
Sharm El Sheikh, Egypt (a)	$1,346	$--
Sonesta Bayfront Hotel Coconut Grove (b)	2,855	3,397
Trump International Sonesta Beach Resort (c)	1,135	1,135
Other	111	37
Total long-term receivables	5,447	4,569
Less: current portion	1,116	793
Net long-term receivables and advances	$4,331	$3,776

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

(b)
This loan was made to the owner of the Sonesta Bayfront Hotel Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs.  The interest rate is equal to the prime rate (5% at June 30, 2008), plus 0.75%.  The loan is secured by a mortgage on the hotel property, and is being repaid out of hotel profits that are available for distribution to the owner.  Principal payments received during the first six months of 2008 totaled $542,000.

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

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management continually monitors the collectability of its long-term receivables and advances and believes they are fully realizable.

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at June 30, 2008 at a value of $33,666,000.  The partnership’s condensed balance sheet at June 30, 2008 is as follows (unaudited, in thousands):

at June 30, 2008

Total assets, primarily land	$153,595
Less debt	(59,526)
Partnership equity	$94,069

The debt of the partnership is non-recourse to the Company.  The difference between 50% of the net equity of the partnership and the Company’s investment account balance is primarily due to differences in the recorded bases of the land.

The development partnership has not commenced operations.

The Company operated Sonesta Beach Resort Key Biscayne, located on the development site, until August 2006.  Under the terms of the partnership agreement the Company received monthly payments of $125,000 following the closure of the hotel, which payments reduced the carrying value of the investment.  The partnership’s general partner suspended these payments as of February 2008, in order to conserve cash for development expenditures.  Previously, the partnership deferred payments of a monthly development fee to the general partner.

The partnerships' debt matures in October 2008.

The Company continues to monitor the carrying value of its investment in this development project and believes the investment is fully realizable.

4.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (5% at June 30, 2008).  Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at June 30, 2008.

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at June 30, 2008 and December 31, 2007 was $33,544,000 and $34,061,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $20,124,000 at June 30, 2008.

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  The current portion of the principal balance at June 30, 2008 equals $1,114,000.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Direct departmental costs
Rooms	$2,916	$2,797	$5,379	$5,122
Food and beverage	3,869	3,534	7,473	6,787
Heat, light and power	731	715	1,460	1,429
Other	734	676	1,495	1,344
	$8,250	$7,722	$15,807	$14,682

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and six-month periods ending June 30, 2008 and 2007 follows:

Three-month period ended June 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$18,712	$1,710	$20,422
Other revenues from managed and affiliated properties	--	1,346	1,346
Total revenues	18,712	3,056	21,768

Operating income (loss) before depreciation and amortization expense	4,342	(300)	4,042
Depreciation and amortization	(1,242)	(70)	(1,312)
Interest income (expense), net	(741)	241	(500)
Other income (loss)	(4)	29	25
Segment pre-tax income (loss)	2,355	(100)	2,255

Segment assets	75,959	45,822	121,781
Segment capital additions	862	63	925

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$33,437	$4,783	$38,220
Other revenues from managed and affiliated properties	--	6,463	6,463
Total revenues	33,437	11,246	44,683

Operating income before depreciation and amortization expense	5,429	631	6,060
Depreciation and amortization	(2,484)	(766)	(3,250)
Interest income (expense), net	(1,487)	611	(876)
Other income (loss)	(4)	458	454
Segment pre-tax income	1,454	934	2,388

Segment assets	75,959	45,822	121,781
Segment capital additions	1,404	77	1,481

Three-month period ended June 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$16,725	$1,393	$18,118
Other revenues from managed and affiliated properties	--	4,678	4,678
Total revenues	16,725	6,071	22,796

Operating income (loss) before depreciation and amortization expense	3,770	(760)	3,010
Depreciation and amortization	(1,249)	(125)	(1,374)
Interest income (expense), net	(750)	386	(364)
Other income	--	17	17
Segment pre-tax income (loss)	1,771	(482)	1,289

Segment assets	77,084	47,440	124,524
Segment capital additions	588	18	606

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

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and loss per share (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Numerator:
Income (loss) from operations	$1,506	$762	$1,596	$(59)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.41	$0.21	$0.43	$(0.01)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension credit for the Company’s Pension Plan were as follows:

	(in thousands)
	Six Months ended June 30
	2008	2007

Interest cost	$840	$890
Expected return on assets	(918)	(922)
Recognized actuarial (gain) loss	(8)	19
Net credit included in the consolidated statements ofoperations	$(86)	$(13)

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

The Company expects to make contributions of $1,513,000 to the Plan in 2008, of which $1,047,000 was funded during the second quarter.

The Company does not have any other post-retirement benefit plans.

9.	Trump International Sonesta Beach Resort Sunny Isles

From April 2003 through March 2008, the Company operated Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  In October 2007, the Company exercised a one-time right to cancel the management agreement, upon 6 months notice, and receive repayment of advances it was obligated to make for operating losses and certain minimum returns due to the hotel’s owner.  The amount due upon termination is $7,031,000.  The hotel’s owner has disputed the amount of the termination payment, but has paid the entire amount into escrow, as required by the agreement.  An arbitration procedure is currently underway to resolve the dispute.  The aforementioned amount due of $7,031,000 includes cash advances recorded on the Company’s balance sheet at June 30, 2008 of $1,135,000 (see Note 2).  The remaining amount of $5,896,000 relates to fees due to the Company which were not previously recorded since the hotel’s profits were insufficient to pay them, and the collectibility was uncertain.  The Company will recognize this fee income when it is collected. When the hotel opened, the Company made a non-refundable $2,268,000 investment in the hotel for furniture, fixtures and equipment, which was being amortized over the initial 10-year term of the management agreement.  Following its decision to terminate the management agreement during the fourth quarter of 2007 the Company accelerated the amortization of this investment, resulting in an additional expense of $567,000 during the first quarter of 2008, which fully amortized the investment.

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

Increase in Long term Receivables	$1,473
Increase in Long term Assets	545
Decrease in Accounts Receivable	(2,018)

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

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R).  SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  Management is currently evaluating SFAS No. 141R.  It could have a material impact on the Company’s future financial statements if an acquisition is completed.

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

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2008 COMPARED TO 2007

During the first six months of 2008 the Company recorded net income of $1,596,000, or $0.43 per share, compared to a net loss of $59,000, or $(0.01) per share, during the first six months of 2007.  The increase in income during the first half of 2008 resulted primarily from increased earnings of Royal Sonesta Hotel Boston, and from increased income from the Company’s management activities.  Royal Sonesta Hotel Boston increased revenues by 10% compared to last year, benefiting from continued strong demand in the Boston hotel market.  Management income increased due to higher fees earned from the Company’s managed operations in Egypt, as well as increased fee income from managed operations in Florida.  In addition, income from hotels to which the Company has licensed the use of its name increased.  The Company also recorded a gain on the sale of an asset during the first quarter of 2008.  A detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2008	2007
Royal Sonesta Hotel Boston	400	$14,329	$12,994
Royal Sonesta Hotel New Orleans	500	19,108	17,329
Management and service fees and other revenues		4,783	3,178
Total revenues, excluding revenues from managed and affiliated properties		$38,220	$33,501

Total revenues for the six-month period ended June 30, 2008 were $38,220,000 compared to $33,501,000 in the same period in 2007, an increase of approximately $4,719,000.

Royal Sonesta Hotel Boston recorded revenues of $14,329,000 during the first six months of 2008 compared to $12,994,000 in the first six months of 2007, representing an increase of $1,335,000, or 10%.  The increase was primarily due to a $996,000 increase in room revenues, resulting from an 11% increase in room revenue per available room (“REVPAR”).  Both occupancy levels and average room rates increased in the 2008 period compared to last year, which was primarily the result of increased group and convention business.  Demand in general in the Boston hotel market continues to be strong.  Income from other sources increased by $339,000 in the first half of 2008 compared to 2007, which was mainly due to increased banqueting revenues related to the increased group and convention business.

Revenues at Royal Sonesta Hotel New Orleans during the first six months of 2008 were $19,108,000 compared to $17,329,000 in the first six months of 2007, representing a $1,779,000, or 10%, increase.  In general, hotel business in New Orleans continued to improve in 2008 from the substantial downturn following Hurricane Katrina in 2005.  At Royal Sonesta New Orleans, room revenues improved by $1,363,000 in the 2008 period compared to last year, due to a 12% REVPAR increase.  Occupancies continued to improve in 2008, and in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

addition the Hotel recorded a 7% increase in average room rate achieved.  The increased occupancies were primarily from increases in group and convention business, which in turn resulted in higher banqueting revenues, which was the main reason for the $416,000 increase in revenues other than rooms.

Revenues from management activities increased by $1,605,000 to $4,783,000 in the first six months of 2008.  Management income from the Company’s operations in Egypt increased by $740,000 in the 2008 period compared to 2007.  Business in Egypt continues to improve which resulted in higher fee income from existing hotels.  In addition, the Company recorded management fee income in 2008 from Sonesta Pharaoh Beach Resort Hurghada, which hotel was added to the Company’s collection of hotels in Egypt effective January 1, 2008.  Management fees from Trump International Sonesta Beach Resort Sunny Isles were $395,000 higher in 2008 compared to 2007.  The 2008 income included an incentive fee, which was not earned in 2007.  The Company terminated the management agreement for this hotel effective April 1, 2008 (see Note 9).  The remaining $470,000 increase in management income was due to increased fees earned from Sonesta Bayfront Hotel Coconut Grove, increased fee income from the Company’s licensed hotels in South America, and from increased income from the Company’s purchasing subsidiary, which provides purchasing services for the Company’s hotels and third party clients.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2008	2007
Royal Sonesta Hotel Boston	$1,858	$1,300
Royal Sonesta Hotel New Orleans	1,087	872
Operating income from hotels after management and service fees	2,945	2,172
Management activities and other	(135)	(1,273)
Operating income	$2,810	$899

Operating income for the six-month period ended June 30, 2008 was $2,810,000, compared to operating income of $899,000 in the six-month period ended June 30, 2007, an increase of approximately $1,911,000.

Royal Sonesta Hotel Boston increased operating income during the first six months of 2008 by $558,000 to $1,858,000.  Revenues during this period increased by $1,335,000 compared to last year, and expenses increased by $777,000, or 7%.  The increase in expenses was primarily due to a $689,000 increase in costs and operating expenses.  The Hotel operated at a higher occupancy level during the 2008 period compared to previous year which resulted in higher payroll expense.  In addition, the Hotel experienced increases in commission and reservation expenses and laundry costs.  Food and beverage costs of sales were higher in 2008 as a result of increases in the purchase prices of food and beverages.

Operating income from Royal Sonesta Hotel New Orleans increased from $872,000 during the first six months of 2007 to $1,087,000 in the first six months of 2008.  Increases in revenues of $1,779,000 were for a large part offset by increased expenses of $1,564,000.  Of the increase in expenses, $949,000 was due to an increase in rent expense based on the lease under which the Company operates the Hotel.  Rent is based on 75% of net cash flow, which resulted in a higher rent due to the higher profit levels.  Excluding the increase in rent, expenses increased by 4% compared to last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company’s loss from management activities, which is computed after giving effect to management fees from owned and leased hotels, decreased from $1,273,000 during the first six months of 2007 to $135,000 during the first six months of 2008.  The increase in fee income from management activities of $1,605,000 was partially offset by increased expenses related to these activities of $467,000.  This expense increase was primarily due to a $518,000 increase in depreciation and amortization expense related to accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles.   The Company invested $2,268,000 in the Hotel in 2003, which was being amortized over the initial ten year term of the management agreement.  The Company exercised an early termination option (see Note 9) which ended the management agreement for this property on April 1, 2008.  As a result, the Company accelerated depreciation of the remaining investment, which resulted in the additional depreciation charge of $567,000 in the 2008 first quarter.

OTHER INCOME (DEDUCTIONS)

Interest income decreased by $171,000 to $613,000 in the six month period ending June 30, 2008 compared to the previous year.  This decrease was the result of lower income earned on the Company’s short term cash investments, due to the lower rates of return.  In addition, the 2008 period included lower interest earned on a loan to the owner of Sonesta Bayfront Hotel Coconut Grove, which resulted from the lower principal balance of this loan as well as a lower interest rate, which fluctuates with the prime rate.  The decrease in interest income was partially offset by interest earned on a new loan made to the owner of Sonesta Beach Resort and Sonesta Club Sharm El Sheikh.

The gain on sale of assets in the 2008 period was primarily from the sale of a co-op unit the Company owned in New York City to the Company’s Chief Executive Officer and Vice Chairman.  The sale price was $700,000.  The Company’s Board of Directors approved this transaction.

SECOND QUARTER 2008 COMPARED TO 2007

During the second quarter of 2008 the Company recorded net income of $1,506,000, or $0.41 per share, compared to net income of $762,000, or $0.21 per share, during the second quarter of 2007.  The increase in income was primarily due to increased income at Royal Sonesta Hotel Boston, which continued to perform well in a strong Boston hotel market.  In addition, the Company’s income from management activities improved due to higher management fees, primarily from the Company’s operations in Egypt and from lower Corporate costs.  A detailed analysis of the revenues and income by location during the second quarter of 2008 follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2008	2007
Royal Sonesta Hotel Boston	400	$9,491	$8,598
Royal Sonesta Hotel New Orleans	500	9,221	8,127
Management and service fees and other revenues		1,710	1,393
Total revenues, excluding revenues from managed and affiliated properties		$20,422	$18,118

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Total revenues for the quarter ended June 30, 2008 were $20,422,000 compared to $18,118,000 in 2007, an increase of approximately $2,304,000.

Royal Sonesta Hotel Boston recorded second quarter 2008 revenues of $9,491,000, compared to $8,598,000 in the second quarter of 2007, representing an $893,000, or 10%, increase.  This increase was mainly due to a 12% increase in room revenue per available room (“REVPAR”), which increased room revenues by $669,000.  Occupancy as well as average room rates improved during the 2008 second quarter compared to last year.  The remaining revenue increase of $224,000 was primarily from increases in banquet revenues.  The Hotel increased rooms sold to the group and convention market segment during the 2008 second quarter, which contributed both to the increase in room revenues as well as the improved banquet income.

Royal Sonesta Hotel New Orleans had a good second quarter, increasing revenues from $8,127,000 in the 2007 second quarter to $9,221,000 in the 2008 second quarter.   This 13% increase in revenues was almost entirely due to an increase in room revenues of $972,000, resulting from a 19% REVPAR increase.  Occupancy rose, and the Hotel also managed a robust 11% increase in its average room rates.  The improvement in occupancy was primarily from the group and convention market segment.

Revenues from management activities increased by $317,000 to $1,710,000 in the 2008 second quarter. This increase was almost entirely due to a $287,000 increase in fee income from the Company’s managed operations in Egypt.  Overall, business in Egypt continued to improve in 2008, and the Company also reported income in 2008 from Sonesta Pharaoh Beach Resort Hurghada, which hotel was added under management effective January 1, 2008.  Decreased income from Trump International Sonesta Beach Resort Sunny Isles, which management agreement terminated effective April 1, 2008 (see Note 9), was offset by increased fees earned from Sonesta Bayfront Hotel Coconut Grove and from increased income from the Company’s purchasing subsidiary, which provides purchasing services for the Company’s hotels and third party clients.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2008	2007
Royal Sonesta Hotel Boston	$2,584	$2,202
Royal Sonesta Hotel New Orleans	516	320
Operating income from hotels after management and service fees	3,100	2,522
Management activities and other	(370)	(886)
Operating income	$2,730	$1,636

Operating income for the quarter ended June 30, 2008 was $2,730,000, compared to operating income of $1,636,000 in the quarter ended June 30, 2007, an increase of approximately $1,094,000.

Royal Sonesta Hotel Boston increased operating income by $382,000, from $2,202,000 in the 2007 second quarter to $2,584,000 in the 2008 second quarter.  Revenue increases of $893,000 were partially offset by increases in expenses of $511,000.  This increase was primarily due to increased costs and operating expenses.  The Hotel achieved a higher occupancy in the 2008 second quarter compared to last year, which resulted in higher payroll costs.  In addition, the hotel incurred higher costs for commissions and reservation expenses, as well as higher food and beverage costs due to increased purchase prices of food and beverage.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income at Royal Sonesta New Orleans increased from $320,000 during the 2007 second quarter to $516,000 in the 2008 second quarter.  Increases in revenues of $1,094,000 were for a large part offset by expense increases of $898,000.  Of this increase in expenses, $699,000 was due to an increase in rent based on the lease under which the Company operates the Hotel.  According to the lease agreement, the Company pays rent equal to 75% of net cash flow, as defined, and the increase in rent resulted from the higher profit levels achieved in the 2008 second quarter.

Operating losses from management activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $886,000 in the 2007 second quarter to $370,000 in the 2008 second quarter.  Revenues in the 2008 second quarter increased by $317,000 compared to last year, and overall expenses related to these activities decreased by $199,000.  Decreases in administrative and general expenses and depreciation expense contributed to this decrease.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $387,000 in the 2007 second quarter to $242,000 in the 2008 second quarter.  This was primarily due to a $114,000 decrease in short term investment income due to lower rates of return achieved on these investments.  In addition, interest income on a loan to the owner of Sonesta Bayfront Hotel Coconut Grove decreased during the 2008 second quarter due to the lower principal balance and lower interest rate, which fluctuates with the prime rate.

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the first six months of 2008 the Company recorded a tax expense of $792,000 on pretax income of $2,388,000.  The expense is lower than the statutory rate because the Company expects to benefit from credits for foreign taxes paid in previous years which have been carrying forward.  These credits more than offset the state income taxes due on the Company’s income from Royal Sonesta New Orleans and Royal Sonesta Hotel Boston.  The tax expense in the first six months of 2007 was higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes incurred primarily on the Company’s income from Egypt.

Effective for Years beginning January 1, 2009, the state of Massachusetts has enacted changes in its tax laws, including conforming to federal entity classification rules, and adopting a unitary method of taxation.  The Company is in the process of analyzing the effects of these changes on its overall financial position.  These tax law changes are not expected to have a material effect on the Company’s deferred tax position.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $27.6 million at June 30, 2008.  Company management believes these cash resources will be adequate to meet its cash requirements for 2008 and beyond.

The Company agreed in January 2008 to convert approximately $1.6 million of receivables for fees and expenses from two hotels it manages in Sharm El Sheikh, Egypt into a five year loan.  This was part of a transaction which also included the extension until 2024 of the management agreement for Sonesta Club Sharm El Sheikh, which otherwise would have expired at the end of 2009.  In return, the Company agreed to pay $500,000, which payment also reduced outstanding receivables from Sharm Club (see also Note 10).

Under the terms of the partnership agreement for a development project in which the Company is a 50% limited partner, the Company received monthly payments of $125,000 since August 2006.  These payments reduced the carrying value of the Company’s investment.  The partnership’s general partner suspended these payments as of February 2008, in order to conserve cash for development expenditures.  Previously, the partnership deferred payments of a monthly development fee to the general partner (see also Note 3).

The Company contributed $1,047,000 to its Pension Plan during the 2008 second quarter (see also Note 8).

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2008.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$542	$1,163	$31,839	$-0-	$33,544	$34,461
Average interest rate	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2008.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 27, 2008.    All nominees for directors were elected.   The results of the votes to the election of directors were as follows.

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR                                                                                                          VOTES RECEIVED                                                          VOTES WITHHELD

George S. Abrams	2,577,426	222,058
Joseph L. Bower	2,595,405	204,079
Charles J. Clark	2,597,181	202,303
Irma F. Mann	2,790,730	8,754
Peter J. Sonnabend	2,750,802	48,682
Roger P. Sonnabend	2,549,248	250,236
Stephanie Sonnabend	2,778,376	21,108
Stephen Sonnabend	2,549,248	250,236
Jean C. Tempel	2,597,181	202,303

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 12, 2008