Form 10-Q
period 2008-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2008-11-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of November 10, 2008 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — September 30, 2008 (unaudited) and December 31, 2007	1

	Condensed consolidated statements of operations — Three and nine-month periods ended September 30, 2008 and 2007 (unaudited)	3

	Condensed consolidated statements of cash flows — nine-month periods ended September 30, 2008 and 2007 (unaudited)	4

	Notes to condensed consolidated financial statements — September 30, 2008 and 2007	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — September 30, 2008	13

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

Part II. Other Information

	Signature page	22

Exhibits 31.a, 31.b, 31.c	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certification by Company Officers required by 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 (unaudited) and December 31, 2007

	(in thousands)
	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$29,603	$32,620
Restricted cash	167	1,700
Accounts and notes receivable:
Trade, less allowance of $51 ($66 at December 31, 2007) for doubtful accounts	9,337	7,676
Other, including current portion of long-term receivables and advances	4,212	1,151
Total accounts and notes receivable	13,549	8,827
Inventories	563	607
Current deferred tax assets	365	578
Prepaid expenses and other current assets	1,764	1,915
Total current assets	46,011	46,247

Long-term receivables and advances	1,123	3,776

Deferred tax assets	6,912	7,242

Investment in development partnership	33,666	33,791

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,850	26,190
Furniture and equipment	33,211	31,413
Leasehold improvements	8,669	8,450
Projects in progress	339	246
	70,171	68,401
Less accumulated depreciation and amortization	34,715	31,098
Net property and equipment	35,456	37,303

Other long-term assets	1,008	1,232
	$124,176	$129,591

See accompanying notes to consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 (unaudited) and December 31, 2007

	(in thousands)
	September 30, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,138	$1,059
Accounts payable	2,737	4,494
Advance deposits	1,537	2,936
Accrued income taxes	378	306
Accrued liabilities:
Salaries and wages	1,488	2,000
Rentals	3,724	3,575
Interest	239	252
Pension and other employee benefits	589	2,341
Other	1,215	839
	7,255	9,007
Total current liabilities	13,045	17,802

Long-term debt	32,142	33,002

Deferred gain	64,481	64,481

Pension liability, non-current	4,558	4,553

Other non-current liabilities	1,083	1,206

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	15,388	15,068
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive income	650	650
Total stockholders’ equity	8,867	8,547
	$124,176	$129,591

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues:
Rooms	$9,893	$9,400	$31,400	$28,548
Food and beverage	3,749	3,620	13,176	12,229
Management, license and service fees	1,484	1,272	6,252	4,425
Parking, telephone and other	1,272	1,307	3,790	3,898
	16,398	15,599	54,618	49,100
Other revenues from managed and
affiliated properties	1,286	4,537	7,749	14,115
Total revenues	17,684	20,136	62,367	63,215

Costs and expenses:
Costs and operating expenses	7,518	7,322	23,325	22,004
Advertising and promotion	1,427	1,377	4,227	4,059
Administrative and general	3,123	3,179	9,713	9,669
Human resources	320	286	929	846
Maintenance	890	843	2,724	2,626
Rentals	386	(13)	4,161	2,827
Property taxes	281	418	1,026	1,238
Depreciation and amortization	1,321	1,378	4,571	4,123
	15,266	14,790	50,676	47,392
Other expenses from managed and affiliated properties	1,286	4,537	7,749	14,115
Total costs and expenses	16,552	19,327	58,425	61,507

Income from Management Agreement settlement, net (see Note 9)	3,279	--	3,279	--

Operating income	4,411	809	7,221	1,708

Other income (deductions):
Interest expense	(744)	(759)	(2,233)	(2,253)
Interest income	312	486	925	1,270
Foreign exchange gain (loss)	(9)	14	2	17
Gain on sales of assets	138	198	581	214
	(303)	(61)	(725)	(752)

Income before income taxes	4,108	748	6,496	956
Income tax provision	1,316	306	2,108	573
Net income	2,792	442	4,388	383

Retained earnings at beginning of period	12,596	14,042	15,068	14,773
Cumulative effect of change in an accounting principle	--	--	--	(302)
Cash dividends	--	--	(4,068)	(370)
Retained earnings at end of period	$15,388	$14,484	$15,388	$14,484

Net income per share	$0.76	$0.12	$1.19	$0.10
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2008	2007
Cash provided by operating activities
Net income	$4,388	$383
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization of property and equipment	4,571	4,123
Other amortization	31	31
Prepaid and deferred federal and state income tax provision	543	349
Gain on sales of assets	(581)	(214)
Changes in assets and liabilities
Restricted cash	1,533	--
Accounts and notes receivable	(3,436)	(756)
Inventories	44	(37)
Prepaid expenses and other	(6)	61
Accounts payable	(1,387)	(653)
Advance deposits	(1,399)	(4)
Accrued income taxes	230	22
Accrued liabilities	(1,870)	(2,198)
Cash provided by operating activities	2,661	1,107

Cash provided (used) by investing activities
Proceeds from sales of assets	938	324
Payments received from development partnership	125	1,000
Expenditures for property and equipment	(2,434)	(2,809)
Payments received on long-term receivables and advances	974	1,766
New loans and advances	(62)	--
Cash provided (used) by investing activities	(459)	281

Cash used by financing activities
Repayments of long-term debt	(781)	--
Cash dividends paid	(4,438)	(740)
Cash used by financing activities	(5,219)	(740)

Net increase (decrease) in cash	(3,017)	648
Cash and cash equivalents at beginning of period	32,620	24,888
Cash and cash equivalents at end of period	$29,603	$25,536

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2008 nine-month period and the 2007 nine-month period was approximately $2,215,000 and $2,230,000, respectively.   Cash paid for income taxes in the first nine months of 2008 and 2007 was approximately $1,320,000 and $187,000 respectively.

The Company recorded a non-cash transaction in connection with a loan made to the owner of two managed hotels in Egypt (see Note 10).

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

2.	Long-Term Receivables and Advances

	(in thousands)
	September 30,2008	December 31,2007
Sharm El Sheikh, Egypt (a)	$1,343	$--
Sonesta Bayfront Hotel Coconut Grove (b)	2,615	3,397
Trump International Sonesta Beach Resort (c)	1,135	1,135
Other	50	37
Total long-term receivables	5,143	4,569
Less: current portion	4,020	793
Net long-term receivables and advances	$1,123	$3,776

(a)
This loan was made in January 2008 to the owner of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into a five year loan, payable in monthly installments, starting in January 2008.  The Company is accounting for this loan using an effective interest rate of 6.5%.  Monthly payments of $28,820 on this loan are paid directly from the hotels and deducted from distributions of profits to the owner of these managed hotels.  See also Note 10.

(b)
This loan was made to the owner of the Sonesta Bayfront Hotel Coconut Grove, Miami, which opened in April 2002, to fund construction and furniture, fixtures and equipment costs.  The interest rate is equal to the prime rate (5% at September 30, 2008), plus 0.75%.  Following a refinancing, this loan was repaid in full in October 2008.

(c)
This amount represents cash advances made to the owner of Trump International Sonesta Beach Resort Sunny Isles for the Company’s share of losses of the resort, which opened on April 1, 2003.  This amount was advanced pursuant to the terms of the management agreement under which the Company operated the hotel. This advance, on which no interest was charged, was repaid in October 2008 (see Note 9).

Management continually monitors the collectability of its long-term receivables and advances and believes they are fully realizable.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at September 30, 2008 at a value of $33,666,000.  The partnership’s condensed balance sheet at September 30, 2008 is as follows (unaudited, in thousands):

at September 30, 2008

Total assets, primarily land	$153,168
Less debt and other liabilities	(57,238)
Partnership equity	$95,930

The debt of the partnership is non-recourse to the Company.  The difference between 50% of the net equity of the partnership and the Company’s investment account balance is primarily due to differences in the recorded bases of the land.

The development partnership has not commenced operations.

The Company operated Sonesta Beach Resort Key Biscayne, located on the development site, until August 2006.  Under the terms of the partnership agreement the Company received monthly payments of $125,000 following the closure of the hotel, which payments reduced the carrying value of the investment.  The partnership’s general partner suspended these payments, as of February 2008, in order to conserve cash for development expenditures.  Previously, the partnership deferred payments of a monthly development fee to the general partner.

The partnership’s loan, which amounted to $57,173,000 at September 30, 2008, and is secured by a mortgage on the land, matured on October 18, 2008.  The general partner is currently negotiating an extension with the lenders.  The Company has been in discussions with the general partner to allow for an increase in the amount of financing the partnership is allowed to borrow.  Based on the partnership agreement, borrowings are currently limited to $61 million.

The Company continues to monitor the carrying value of its investment in this development project and believes the investment is fully realizable.

4.	Borrowing Arrangements

Credit Line

The Company has a $2,000,000 demand line of credit.  This line bears interest at the prime rate (5% at September 30, 2008).  Advances under this line require the bank’s approval each time a request is made. No amounts were outstanding under this line of credit at September 30, 2008.

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at September 30, 2008 and December 31, 2007 was $33,280,000 and $34,061,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $19,786,000 at September 30, 2008.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  The current portion of the principal balance at September 30, 2008 equals $1,138,000.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Direct departmental costs
Rooms	$2,740	$2,697	$8,119	$7,819
Food and beverage	3,238	3,208	10,711	9,995
Heat, light and power	811	769	2,271	2,198
Other	729	648	2,224	1,992
	$7,518	$7,322	$23,325	$22,004

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2008 and 2007 follows:

Three-month period ended September 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$14,909	$1,489	$16,398
Other revenues from managed and affiliated properties	--	1,286	1,286
Total revenues	14,909	2,775	17,684

Operating income before depreciation and amortization expense	3,031	2,701	5,732
Depreciation and amortization	(1,251)	(70)	(1,321)
Interest income (expense), net	(744)	312	(432)
Other income	--	129	129
Segment pre-tax income	1,036	3,072	4,108

Segment assets	73,676	50,501	124,177
Segment capital additions	818	135	953

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine-month period ended September 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$48,346	$6,272	$54,618
Other revenues from managed and affiliated properties	--	7,749	7,749
Total revenues	48,346	14,021	62,367

Operating income before depreciation and amortization expense	8,460	3,332	11,792
Depreciation and amortization	(3,735)	(836)	(4,571)
Interest income (expense), net	(2,231)	923	(1,308)
Other income (deductions)	(4)	587	583
Segment pre-tax income	2,490	4,006	6,496

Segment assets	73,676	50,501	124,177
Segment capital additions	2,222	212	2,434

Three-month period ended September 30, 2007

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$14,318	$1,281	$15,599
Other revenues from managed and affiliated properties	--	4,537	4,537
Total revenues	14,318	5,818	20,136

Operating income (loss) before depreciation and amortization expense	3,036	(849)	2,187
Depreciation and amortization	(1,233)	(145)	(1,378)
Interest income (expense), net	(757)	484	(273)
Other income	--	212	212
Segment pre-tax income (loss)	1,046	(298)	748

Segment assets	76,456	46,982	123,438
Segment capital additions	781	127	908

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The “other revenues from managed and affiliated properties” decreased in the 2008 periods compared to 2007 due to the fact that a management agreement for a hotel in Sunny Isles Beach, Florida was terminated effective April 1, 2008 (see Note 9).

7.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Numerator:
Income from operations	$2,792	$442	$4,388	$383

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income per share of common stock	$0.76	$0.12	$1.19	$0.10

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension credit for the Company’s Pension Plan were as follows:

	(in thousands)
	Nine Months ended September 30
	2008	2007

Interest cost	$1,237	$1,335
Expected return on assets	(1,416)	(1,383)
Recognized actuarial (gain) loss	(36)	28
Net credit included in the consolidated statements ofoperations	$(215)	$(20)

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

The Company contributed $1,280,000 to the Plan in 2008.

The Company does not have any other post-retirement benefit plans.

9.	Trump International Sonesta Beach Resort Sunny Isles

From April 2003 through March 2008, the Company operated Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  In October 2007, the Company exercised a one-time right to cancel the management agreement, upon 6 months notice, and receive repayment of advances it was obligated to make for operating losses and certain minimum returns due to the hotel’s owner.  The amount due upon termination was $7,031,000.  The hotel’s owner disputed the amount of the termination payment, but paid the entire amount into escrow, as required by the agreement.  An arbitration procedure to resolve the dispute commenced in April 2008.  Prior to the second arbitration hearing, in October 2008, the parties settled the dispute.  The Company received a total of $5,002,000, which included the amount of the settlement of $4,929,000, and its share of the interest earned on the escrow account of $73,000.  Of the settlement amount, $1,135,000 repaid the Company’s outstanding receivables (see Note 2).  After deducting $515,000 for legal and other costs in connection with the arbitration, the remaining amount of $3,279,000 was recorded as income in the 2008 third quarter.  This amount relates to fees due to the Company which were not previously recorded since the hotel’s profits were insufficient to pay them, and the collectibility was uncertain.  When the hotel opened, the Company made a non-refundable $2,268,000 investment in the hotel for furniture, fixtures and equipment, which was being amortized over the initial 10-year term of the management agreement.  Following its decision to terminate the management agreement during the fourth quarter of 2007 the Company accelerated the amortization of this investment, resulting in an additional expense of $567,000 during the first quarter of 2008, which fully amortized the investment.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           Sonesta Hotels Sharm El Sheikh

In January 2008, the Company agreed to pay $500,000 to the owner of its two managed hotels in Sharm El Sheikh, Egypt, in return for an extension until 2024 of the management agreement for Sonesta Club, which otherwise would have expired in 2009.  The payment was made by reducing receivables for fees and expenses from this hotel.  In addition, the Company agreed to convert approximately $1.6 million of receivables from both hotels into a five-year loan, at an interest rate below market (5.25%).  The Company accounted for the loan based on a market rate of 6.5%, and discounted the loans accordingly.  The discount of $45,000, in addition to the $500,000 payment, has been recorded as an other long term asset, and will be amortized over the extended term of the management agreement.  The foregoing resulted in the following non-cash transaction, recorded in January 2008 (in thousands);

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

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS 2008 COMPARED TO 2007

During the first nine months of 2008 the Company recorded net income of $4,388,000, or $1.19 per share, compared to net income of $383,000, or $0.10 per share, during the first nine months of 2007.  In the 2008 third quarter, the Company recorded pre-tax income of $3,279,000 related to the settlement of a dispute with the owner of Trump International Sonesta Beach Resort (see Note 9).  In addition, the increase in income during the first nine months of 2008 resulted from increased earnings at Royal Sonesta Hotel Boston, and from increased income from the Company’s management activities.  Royal Sonesta Hotel Boston increased revenues by 10% compared to 2007, benefiting from continued strong demand in the Boston hotel market.  Management income increased due to higher fees earned from the Company’s managed operations in Egypt and Florida, and additional income from hotels to which the Company has licensed the use of its name.  A detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2008	2007
Royal Sonesta Hotel Boston	400	$23,434	$21,249
Royal Sonesta Hotel New Orleans	500	24,911	23,392
Management and service fees and other revenues		6,273	4,459
Total revenues, excluding revenues from managed and affiliated properties		$54,618	$49,100

Total revenues for the first nine months of 2008 were $54,618,000 compared to $49,100,000 in the same period in 2007, an increase of approximately $5,518,000.

Royal Sonesta Hotel Boston recorded revenues of $23,434,000 during the nine-month period ended September 30, 2008 compared to $21,249,000 in the same period in 2007, representing an increase of $2,185,000, or 10%.  The increase was primarily due to a $1,602,000 increase in room revenues, resulting from an 11% increase in room revenue per available room (“REVPAR”).  Both occupancy levels and average room rates increased in the 2008 period compared to 2007.  Increased business from both the group and convention as well as the transient market segments contributed to the robust increase.  Revenues from other sources increased by $408,000 in the 2008 period compared to 2007, which was primarily due to increased banqueting revenues resulting from the increase in group and convention business.  Demand in general in the Boston hotel market, and for Royal Sonesta Hotel Boston, was very strong during the first nine months of 2008.  Due to the worsened economic conditions, we have started seeing a reversal of this trend at Royal Sonesta Hotel Boston so far in the fourth quarter of 2008.

Revenues at Royal Sonesta Hotel New Orleans during the first nine months of 2008 were $24,911,000 compared to $23,392,000 during the first nine months of 2007, representing an increase of $1,519,000, or 6%.  In general, the hotel business in New Orleans continued to improve in 2008 from the downturn in business following Hurricane Katrina in 2005.  However, the third quarter revenues were impacted by Hurricane Gustav.  During the first nine months of 2008, room revenues increased by $1,249,000 compared to 2007, due to an 8% increase in REVPAR.  This increase was entirely due to an increase in average room rates achieved.  Revenues from other sources increased by $408,000.  Revenues from the Hotel’s laundry, which also services third party hotels, decreased by $138,000 in the nine-month period in 2008 compared to 2007, due to the loss of revenues from Chateau Sonesta Hotel New Orleans, which hotel was operated by the Company under a management agreement until October 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues from management activities increased from $4,459,000 during the first nine months of 2007 to $6,273,000 during the first nine months of 2008, representing an increase of $1,814,000.  Of this increase, $1,024,000 was due to improved fee income from the Company’s collection of hotels and Nile river cruise ships in Egypt.  Business in Egypt continues to improve, and management income in 2008 also included fee income from Sonesta Pharaoh Beach Resort Hurghada, which hotel was added under management effective January 1, 2008.  The remaining increase was primarily due to improved fee income from Sonesta Bayfront Hotel Coconut Grove, and increased income from hotels to which the Company licenses the use of its name in St. Maarten and South America.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2008	2007
Royal Sonesta Hotel Boston	$4,207	$3,160
Royal Sonesta Hotel New Orleans	517	814
Operating income from hotels after management and service fees	4,724	3,974
Management activities and other	(782)	(2,266)
Subtotal	3,942	1,708
Income from Management Agreement settlement, net	3,279	--
Operating income	$7,221	$1,708

Operating income for the nine-month period ended September 30, 2008 was $7,221,000, compared to operating income of $1,708,000 in the same period in 2007, an increase of approximately $5,513,000.  Of this increase, $3,279,000 resulted from the settlement of a termination payment due to the Company, following the termination of the management agreement for Trump International Sonesta Beach Resort effective April 1, 2008 (see Note 9).

Royal Sonesta Hotel Boston increased operating income during the first nine months of 2008 by $1,047,000 to $4,207,000.  Revenues during this period increased by $2,185,000, and expenses increased by $1,138,000, or 6%.  This increase was almost entirely due to an increase in costs and operating expenses of $907,000.  The Hotel operated at a higher occupancy level compared to 2007, which increased payroll expense.  In addition, laundry cost and reservation and commission expenses increased.  The Hotel’s food and beverage cost of sales were higher in 2008 compared to 2007 as a result of increases in the purchase prices of food and beverages.

Operating income from Royal Sonesta Hotel New Orleans decreased from $814,000 during the first nine months of 2007 to $517,000 during the same period in 2008.  Increases in revenues of $1,519,000 were more than offset by increased expenses of $1,816,000.  Of the increase in expenses, $1,355,000 was due to an increase in rent expense based on the lease under which the Company operates the Hotel.  Rent is equal to 75% of net cash flow achieved.  Due to the higher profit levels, rent expense increased.  In addition, the Hotel postponed a number of capital investments originally planned to be completed in 2008.  This decision decreased the amount of the 2008 estimated capital expenditures, which are a deduction in arriving at cash flow for rent purposes.  This also contributed to the higher rent expense.  Excluding the increase in rent expense, expenses increased by a modest 2% compared to 2007.  This was in part due to a decrease in real estate taxes in 2008 compared to last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company’s loss from management activities, which is computed after giving effect to management fees from owned and leased hotels, decreased from $2,266,000 during the nine-month period ending September 30, 2007 to $782,000 during the nine-month period ending September 30, 2008.  Increases in management fee income of $1,814,000 were partially offset by a slight increase in corporate expenses of $330,000.  The increase in expenses was primarily due to a $443,000 increase in depreciation and amortization expense related to accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles.  The Company invested $2,268,000 in the Hotel in 2003, which was being amortized over the initial ten-year term of the management agreement. The Company exercised an early termination option (see Note 9) which ended the management agreement for this property on April 1, 2008.  As a result, the Company accelerated depreciation of the remaining investment, which resulted in an additional depreciation charge of $567,000 in the 2008 first quarter.  Excluding the increase in depreciation expense, overall corporate costs decreased by $113,000.

OTHER INCOME (DEDUCTIONS)

Interest income decreased by $345,000 to $925,000 in the nine-month period ending September 30, 2008 compared to the previous year.  This decrease was the result of lower income earned on the Company’s short term cash investments, due to the lower rates of return.  In addition, the 2008 period included lower interest earned on a loan to the owner of Sonesta Bayfront Hotel Coconut Grove, which resulted from the lower principal balance of this loan as well as a lower interest rate, which fluctuates with the prime rate.  The decrease in interest income was partially offset by interest earned on a new loan made to the owner of Sonesta Beach Resort and Sonesta Club Sharm El Sheikh, and from income received related to the settlement of a dispute with the owner of a hotel in Sunny Isles, Florida, which the Company managed until April 1, 2008 (see Note 9).

The gain on sale of assets in the 2008 period resulted from the sale of a co-op unit the Company owned in New York City to the Company’s Chief Executive Officer and Vice Chairman.  The sale price was $700,000.  The Company’s Board of Directors approved this transaction.  In addition, the Company realized a gain on the sale of art.  The gain on sale of $214,000 during the 2007 period was almost entirely from the sale of art.

THIRD QUARTER 2008 COMPARED TO 2007

During the third quarter of 2008 the Company recorded net income of $2,792,000, or $0.76 per share, compared to net income of $442,000, or $0.12 per share, in the third quarter of 2007.  In the 2008 third quarter, the Company recorded pre-tax income of $3,279,000 related to the settlement of a dispute with the owner of Trump International Sonesta Beach Resort (see Note 9).  Royal Sonesta Hotel Boston reported increased income in the 2008 third quarter, benefiting from continued strong demand in the Boston hotel market.  Royal Sonesta New Orleans, on the other hand, had a disappointing 2008 third quarter, which was due to Hurricane Gustav, which affected the hotel’s business in September 2008.  A detailed analysis of revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

The Company records costs incurred on behalf of owners of managed properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expense from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2008	2007
Royal Sonesta Hotel Boston (Cambridge)	400	$9,105	$8,255
Royal Sonesta Hotel New Orleans	500	5,803	6,063
Management and service fees and other revenues		1,490	1,281
Total revenues, excluding revenues from managed and affiliated properties		$16,398	$15,599

Total revenues for the quarter ended September 30, 2008 were $16,398,000 compared to $15,599,000 in the quarter ended September 30, 2007, an increase of approximately $799,000.

Revenues during the 2008 third quarter at Royal Sonesta Hotel Boston were $9,105,000, compared to $8,255,000 during the 2007 third quarter, representing an $850,000, or 10% increase.  Demand continued to be strong during the third quarter, in which the Hotel increased room revenues by $606,000 due to an 11% increase in room revenues per available room (“REVPAR”).  Occupancy during the third quarter in 2008 were substantially higher than during the 2007 third quarter, and average room rates achieved increased modestly.  The increase in business came primarily from the transient market segment.  Revenues from other sources, primarily food and beverage, increased by $244,000, or 10%, due to the increase in occupancy levels.  The Company does not expect this trend to continue in the fourth quarter of 2008, due to the worsened economic conditions.

Royal Sonesta Hotel New Orleans did not have a good 2008 third quarter, which is traditionally the slowest quarter of the year in New Orleans.  Revenues decreased by $260,000 to $5,803,000 in the 2008 third quarter.  Revenues during July and August of 2008 still showed an increase compared to last year, but September 2008 revenues were seriously affected by Hurricane Gustav, which, even though it did not do any physical damage to the Hotel, caused numerous cancellations.  As a result, the September 2008 revenues were less than the previous year’s by approximately $500,000.

Revenues from management activities increased by $209,000 to $1,490,000 in the 2008 third quarter compared to last year.  Fee income from the Company’s managed operations in Egypt increased by $284,000 in the 2008 third quarter.  Business continued to improve in 2008 in Egypt, and the Company also reported income from Sonesta Pharaoh Beach Resort Hurghada, which hotel was added on January 1, 2008.  Decreases in fee income from Trump International Sonesta Beach Resort, which hotel’s management agreement was terminated effective April 1, 2008 (see Note 9), was partially offset by increased fees from Sonesta Bayfront Hotel Coconut Grove and increased income from hotels in South America, to which the Company has licensed the use of its name.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2008	2007
Royal Sonesta Hotel Boston	$2,349	$1,860
Royal Sonesta Hotel New Orleans	(570)	(58)
Operating income from hotels after management and service fees	1,779	1,802
Management activities and other	(647)	(993)
Subtotal	1,132	809
Income from Management Agreement settlement, net	3,279	--
Operating income	$4,411	$809

Operating income during the quarter ended September 30, 2008 was $4,411,000, compared to operating income of $809,000 in the quarter ended September 30, 2007, representing an increase of approximately $3,602,000.   Of the increase of $3,602,000, $3,279,000 was income that resulted from the settlement of a dispute with the owner of Trump International Sonesta Beach Resort, which management contract was terminated effective April 1, 2008 (see Note 9).

Royal Sonesta Hotel Boston increased operating income by $489,000, from $1,860,000 in the 2007 third quarter to $2,349,000 in the 2008 third quarter.  Revenues increased by $850,000.  This revenue increase was partially offset by increased expenses of $361,000.  The expense increase resulted primarily from a $219,000 increase in costs and operating expenses, which equals a 6% increase.  Occupancies during the 2008 third quarter were seven percentage points higher than during the 2007 first quarter, which accounts for the increase in operating expenses.

Operating loss at Royal Sonesta Hotel New Orleans during the third quarter, traditionally the slowest quarter of the year, increased from $58,000 during 2007 to $570,000 in 2008.  Revenues decreased by $260,000 due to the effect of Hurricane Gustav on the Hotel’s business in September 2008.  Expenses increased by $252,000, which was entirely due to an increase in rent expense.  Under the lease under which the Company operates the Hotel, rent is computed as a percentage of cash flow, which is after deducting capital expenditures.  During the 2008 third quarter, the Company decided to postpone a number of capital projects, which increased the profit for rent purposes and subsequently the rent due to the landlord.

Operating losses from management activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, were $647,000 in the 2008 third quarter compared to $993,000 in the 2007 third quarter, representing a decrease of $346,000.  Revenues from management activities increased by $209,000, and expenses related to these activities decreased by $137,000.  The decrease in expenses was due to a reduction in the Company’s corporate administrative and general expense.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $486,000 in the 2007 third quarter to $312,000 in the 2008 third quarter.  This was primarily due to a decrease in short-term investment income on the Company’s cash balances as a result of lower rates of return achieved.  In addition, interest income on a loan to the owner of Sonesta Bayfront Hotel Coconut Grove decreased during the 2008 third quarter due to the lower principal balance and lower interest rate, which fluctuates with the prime rate.  These decreases were partially offset by income received related to a settlement involving Trump International Sonesta Beach Resort Sunny Isles (see Note 9).

Gains on the sale of assets during the third quarter of 2008 and 2007 were primarily from the sale of art by the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the first nine months of 2008 the Company recorded a tax expense of $2,108,000 on pretax income of $6,496,000.  The expense is lower than the statutory rate because the Company expects to benefit from credits for foreign taxes paid in previous years which have been carrying forward.  These credits more than offset the state income taxes due on the Company’s income from Royal Sonesta New Orleans and Royal Sonesta Hotel Boston.  The tax expense in 2007 was higher than the statutory rate because of state taxes incurred on the Company’s income from Royal Sonesta Hotel New Orleans, and because of foreign taxes incurred, primarily on the Company’s income from Egypt.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $29.6 million at September 30, 2008.  These assets are primarily held in money market mutual funds.  As of September 30, 2008, the majority of these funds were held in money market mutual funds which participate in the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds

The Company agreed in January 2008 to convert approximately $1.6 million of receivables for fees and expenses from two hotels it manages in Sharm El Sheikh, Egypt into a five-year loan.  This was part of a transaction which also included the extension until 2024 of the management agreement for Sonesta Club Sharm El Sheikh, which otherwise would have expired at the end of 2009.  In return, the Company agreed to pay $500,000, which payment was made by reducing outstanding receivables from Sharm Club (see also Note 10).

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

The Company contributed $1,280,000 to its Pension Plan in 2008.

In September 2008, the Company entered into a management agreement for a 249 room condominium hotel in Sunny Isles Florida.  Sonesta Solé Miami is expected to open during the first quarter of 2009.  As part of the agreement, the Company is committed to loan the owner of the hotel an amount of $4.2 million for furniture, fixtures and equipment, pre-opening expenses, working capital and certain other amounts necessary to open the hotel.

The Company collected approximately $5 million related to the settlement of a dispute with the owner of Trump International Sonesta Beach Resort, which the Company stopped managing on April 1, 2008 (see Note 9).  Also in October 2008, the owner of Sonesta Bayfront Hotel Coconut Grove repaid the Company’s loan to the hotel in the amount of $2,627,000.

In October 2008, the Company’s Board of Directors approved a dividend of $.10 per share, as well as a special dividend of $.15 per share on the Company’s stock.  These dividends, totaling $925,000, will be paid January 2, 2009 to holders of record on December 19, 2008.

Company management believes its cash resources will be adequate to meet its cash requirements for 2008 and beyond.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2008.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate	$278	$1,163	$31,839	$-0-	$33,280	$32,746
Average interest rate	8.6%	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2008.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended September 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 12, 2008