Form 10-K
period 2008-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2009-03-27
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

617-421-5400
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2008 was $38,044,933.

The number of shares outstanding of the registrant's common stock as of the close of business on March 20, 2009 was 3,698,230.

Documents incorporated by reference:

1.	Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts I and II. The 2008 Annual Report is filed with this Form 10-K as Exhibit 13.

2.	Portions of the proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III.

An Index to Exhibits appears on pages 16 through 18 of this Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

(a)
General Development of Business.  The Company, a New York corporation formed in 1923,  is engaged in the operation of hotels that it owns or leases in Boston (Cambridge), Massachusetts; Key Biscayne, Florida (through August 2006); and New Orleans, Louisiana.  It also operates, under management agreements, hotels in Coconut Grove, Florida; Sunny Isles Beach, Florida (through March 2008); and Cairo, Luxor, Port Said, Taba, Hurghada and Sharm el Sheikh (2), Egypt; and five (5) Nile River cruise vessels. The Company has also entered into management agreements to operate new hotels being created in Jaco, Costa Rica; Miami, Florida; and San Carlos, Mexico.  In addition, the Company has franchise agreements for hotels in St. Maarten (2), Brazil (2) and Peru (6).  On January 1, 2008, the Company commenced management of a hotel in Hurghada, Egypt.  In 2007, the Company terminated its management contract for Chateau Sonesta Hotel, in New Orleans and entered into a license agreement for that hotel which terminated in 2008.  In 2008, the Company terminated its management contract for Trump Sonesta Resort, in Sunny Isles, Florida.

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

In general, business levels improved during 2008.  Revenues of Royal Sonesta Hotel Boston and Royal Sonesta Hotel New Orleans increased.  In addition, income from management activities increased in 2008 compared to 2007.

(b)
Financial Information About Segments.  This information is incorporated by reference from Note 9 to the Company’s consolidated financial statements (page 24 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13).

(c)
Narrative Description of Business and Competition.  The Company's business is to a great extent dependent upon a high level of economic activity. The hotel business is highly competitive.  In the major markets where we operate, which are New Orleans, Miami and Boston, we compete with many other hotels of the same quality.  A substantial number of these hotels compete in the same market segments as our hotels.  The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company.  The Company follows the practice of refurbishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures.  During the two years ended December 31, 2008, the Company made such capital expenditures totaling approximately $7.8 million.

The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation.  The Company is using the name "Sonesta" for all of its hotels.

The Company has approximately 723 employees. The Company considers its relations with its employees to be satisfactory.

Business at the Company’s hotels is seasonal.  At Royal Sonesta Hotel Boston, the first quarter is traditionally the slowest of the year.  The third quarter summer season is Royal Sonesta Hotel New Orleans’ slowest period.  Therefore, the Company generates fewer revenues during the first and third quarters compared to the second and fourth quarters.

The following tables reflects total revenues, annual occupancy percentages, average room rates and room revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2008, 2007 and 2006.  REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

Hotel		Number of Rooms	Year Built of Acquired	Total Revenues (in thousands)

				2008	2007	2006

Sonesta Beach Resort Key Biscayne	Leased (1)	300	1998	$--	$--	$19,341
Royal Sonesta Hotel Boston	Owned	400	1963/1984	30,778	29,377	26,408
Royal Sonesta Hotel New Orleans	Leased	500	1969	32,795	31,888	27,894

(1)
In April 2005 the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership of which the Company is a 50% owner.  The hotel closed on August 31, 2006.

Hotel	Average Occupancy Percentage			Average Daily Rate

	2008	2007	2006	2008	2007	2006

Sonesta Beach Resort Key Biscayne	--	--	71.4%	$--	$--	$224
Royal Sonesta Hotel Boston	71.5%	68.5%	64.6%	195	192	177
Royal Sonesta Hotel New Orleans	70.8%	71.5%	67.1%	165	158	154

	“REVPAR”

Hotel	2008	2007	2006

Sonesta Beach Resort Key Biscayne	$--	$--	$160
Royal Sonesta Hotel Boston	139	132	114
Royal Sonesta Hotel New Orleans	117	113	103

The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo.  Trademarks are maintained in numerous countries, besides the United States.  Each mark is generally protected for several years, subject to periodic renewal.

For revenues by types of services provided for the three years ended December 31, 2008, reference is made to the Consolidated Statements of Operations which appear on page 13 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

(d)
Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 9 on page 24 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

(e)
Environmental Compliance.  Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures or earnings.  We do not anticipate any material impact from such compliance in the future.

(f)
Internet Address and Company SEC Filings.  Our internet address is www.Sonesta.com.  On the corporate governance portion of our website, under the Investor Relations section, we provide a link to the U.S. Securities and Exchange Commission website.  Included on this website are our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports.  Our website is included as a textual reference only and the information on the website is not incorporated by reference into this annual report on Form 10-K.

The Company’s Executive Officers are:

Name	Present Position	Age	Employment History 2003 to Present

Peter J. Sonnabend	Executive Chairman of the Board	55	Chief Executive Officer and Vice Chairman until January 2009, Vice Chairman and General Counsel until December 2003, Secretary until May 2003

Stephanie Sonnabend	Chief Executive Officer and President	56	President until December 2003

Carol Beggs	Vice President, Technology	48	Vice President, Technology

Felix Madera	Vice President, International	60	Vice President, International

Kathy Rowe	Senior Vice President	50	Vice President, Food and Beverage until December 2003

Philip M. Silberstein	Executive Vice President of Development	56	Vice President Development, Carlson Hotels Worldwide, until September 2008

Jacqueline Sonnabend	Executive Vice President	54	Executive Vice President

Boy van Riel	Vice President and Treasurer	50	Vice President and Treasurer

Item 1A.	Risk Factors

The Company’s business is subject to various risks that could have a negative effect on the Company’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by us, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Company’s 2008 Annual Report, which is filed herewith as Exhibit 13.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.  In that event, the price for our common stock could decline, and you may lose all or part of your investment.

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

2)
international, national and regional economic and political conditions; the current economic conditions, which resulted in lower consumer demand for lodging and diminished corporate spending, has affected the Company’s business in the 2008 fourth quarter.  This trend has continued during the first quarter of 2009.

3)	the impact of war and terrorist activity (including threats of terrorist activity and other matter that influence and/or limit travel, such as travelers’ fears of contagious diseases (e.g. Bird Flu);

4)	the occurrence of natural disasters, such as hurricanes;

5)	taxes and government regulations that influence or determine wages, and cost prices of goods and services the Company uses to operate its hotels;

6)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

7)	relationships and disputes with owners of our hotels operated under management agreements.

There are certain risks that pose more significant threats to the Company’s future results and financial condition, because of the particular businesses the Company is involved in and the markets in which we operate.

The Company’s Key Biscayne development partnership may experience increased costs and delays while redeveloping the site.  The Company is a 50% partner in a development partnership, which was created in 2005 to redevelop the site of Sonesta Beach Resort Key Biscayne.  The Company received approximately $60 million in non-refundable proceeds in April 2005 after it contributed the land and improvements of Sonesta Beach Resort Key Biscayne to the development partnership.  In addition, the Company received a priority equity position, valued by the partnership at $60 million.  Future proceeds are dependent on the successful redevelopment of the site, and the sales of real estate at sufficient prices to cover all costs of the development and construction.  Initial partnership plans provided for the development of a luxury condominium hotel and residences, including meeting and function space, a spa and other resort facilities.  Under the partnership agreement the Company was to manage the resort when completed.  These plans met with considerable community opposition, and the partnership instead filed for, and received approvals in 2007 for, a 165 unit residential project.  The project is currently in the preconstruction phase, pending resolution of a claim filed by an abutter of the project.  In addition, current economic conditions and its impact on the South Florida real estate market have delayed the start of the development.  The delays increase development costs, and will impact future proceeds from the partnership.  The Company’s partner in the development partnership is a privately owned realty and development company in South Florida.  Current economic conditions and their effect on the real estate market in South Florida may impact our partner’s ability to fund project costs going forward.

Because the Company’s U.S. hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Company’s results from operations.  A major portion of the Company’s revenues and income is derived from its owned and leased hotels, and from its managed hotel, in the United States.  The three U.S. hotels the Company operated at the end of 2008 are located in Miami, Florida, New Orleans, Louisiana, and Cambridge, Massachusetts.  This means the Company’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results from operations.  Two of the Company’s three U.S. hotels operating at the end of 2008 are located in New Orleans, Louisiana and in Miami, Florida.  These areas are prone to hurricanes, and the Company’s financial condition will be affected if its hotels suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas.  As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the Company, and the owner of the Company’s managed hotel, have significant deductibles, and certain caps on coverages for windstorm and flood.

The Company’s property in New Orleans may continue to be adversely impacted by the loss of business and increased costs due to Hurricane Katrina.  The Company operates the Royal Sonesta Hotel in New Orleans, Louisiana.  The business in this market has historically been heavily dependent on group and convention business.  Hurricane Katrina, which struck New Orleans in August 2005 caused major damage to the city’s convention center and infrastructure, resulting in the cancellation of substantially all group and convention business following the storm.  During the period September 2005 through March 2006, the Royal Sonesta Hotel New Orleans successfully replaced the convention business with government business and other business related to the recovery and rebuilding efforts in New Orleans.  However, from April 2006 forward the hotel’s results declined sharply due to the fact that group and convention business is returning very slowly to New Orleans.  Business in 2008 continued to improve but has not reached pre-Katrina levels.

The Company’s fee income from its operations in Egypt may be adversely impacted by terrorism.  During 2008, the Company’s management revenues from its hotels in Egypt totaled approximately $3.5 million ($2.3 million in 2007).  In previous years, Egypt experienced terrorist activity, which affected tourism.  Potential future terrorist incidents will affect tourism to Egypt, and the Company’s management income from this region.

Under its management agreement for Sonesta BayFront Hotel Coconut Grove, the owner is entitled to receive minimum owner returns.  The Company operates Sonesta BayFront Hotel Coconut Grove under a management agreement, under which it is committed to fund net operating losses, and provide the owner with minimum annual returns ($442,000 during 2008).  In addition, the management agreement can be terminated by the owner if the Company elects not to cure shortfalls against a minimum target return ($1,001,000 during 2008).  Both the minimum return and the minimum target return are adjusted annually by increases in the Consumer Price Index.  If the earnings of the hotel are insufficient to meet the minimum return, the Company will have to reduce its fee income from the hotel.  If the shortfall in earnings exceeds the fee income, the Company will incur an expense to cure the shortfall.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in Royal Sonesta Hotel, Boston (Cambridge), Massachusetts.  Sonesta Beach Resort Key Biscayne was owned by the Company until April 2005, when it transferred the land and assets into a development partnership, of which the Company is a 50% owner.  From April 2005 through August 2006, the Key Biscayne property was operated under a $1 per year lease with the development partnership.  Detailed information regarding this major transaction is incorporated by reference from Note 3 to the Company’s consolidated financial statements (pages 20 through 21 of the Annual Report to Shareholders, filed herewith as Exhibit 13).  Reference is made to Note 5 to the consolidated financial statements of the Company which appears on page 22 of the Company's 2008 Annual Report to Shareholders, filed herewith as Exhibit 13, for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates the Royal Sonesta Hotel, in New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its remaining ten-year extension option.  As of March 20, 2009, the Company has exercised options through September 30, 2014.

The Company also currently operates under management agreements hotels in Coconut Grove (Miami), Florida; and Cairo, Luxor, Port Said, Taba, Hurghada and Sharm el Sheikh (2), Egypt; and five Nile River cruise vessels.  At December 31, 2008, the Company has granted licenses for the use of its name to six hotels in Peru, two hotels in St. Maarten, and two hotels in Brazil.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116.  That lease commenced May 1, 2002, and has a 10-year term.

Item 3.	Legal Proceedings

Trump International Sonesta Beach Resort Sunny Isles

From April 2003 through March 2008, the Company operated Trump International Sonesta Beach Resort Sunny Isles, in Florida, under a management agreement.  In October 2007, the Company exercised a one-time right to cancel the management agreement, upon 6 months notice, and receive repayment of advances it was obligated to make for operating losses and certain minimum returns due to the hotel’s owner.  The amount due upon termination was $7,031,000.  The hotel’s owner disputed the amount of the termination payment, but paid the entire amount into escrow, as required by the agreement.  An arbitration procedure to resolve the dispute commenced in April 2008.  In October 2008, the parties settled the dispute.  The Company received a total of $5,002,000, which included the amount of the settlement of $4,929,000, and its share of the interest earned on the escrow account of $73,000.  Expenses incurred in connection with the arbitration amounted to $515,000.  As part of the settlement agreement, the hotel’s owner agreed to waive any and all claims related to the Company’s management of the hotel.

Other

The Company is also from time to time subject to routine litigation incidental to its business, and generally covered by insurance.  The Company believes that the results of such litigation will not have a materially adverse effect on the Company’s financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

A dividend of $0.10 was paid in July 2007, and a dividend of $0.10 was declared in December 2007, but paid in January 2008.  A special dividend of $1.00 per share was paid in February 2008.  In addition, during 2008 a dividend of $0.10 per share was paid in July, and a dividend of $0.10 and a special dividend of $0.15 were declared in October 2008, but paid in January 2009.  Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 16 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 6.	Selected Financial Data

Selected Financial Data, which appears on page 2 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 4 through 12 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from page 11 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the report of Vitale, Caturano & Company, Ltd. dated March 25, 2009 are incorporated herein by reference from the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

Selected Quarterly Financial Data are incorporated by reference on page 11 of the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s independent auditors on accounting principles or practices or financial statement disclosures during 2008.

Item 9A.(T)	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls.  Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2008, Company management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and President, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Company’s Executive Chairman of the Board, Chief Executive Officer and President, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the Executive Chairman of the Board, Chief Executive Officer and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Company and Compliance with Section 16 (a).  The information required by this item is incorporated herein by reference from the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be held in May 2009.

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

A copy of the Company’s Code of Ethics is posted on its web site at www.sonesta.com.  The Company intends to disclose on its website any amendments of waivers to its Code of Ethics applicable to its principal executive officer(s), principal financial and accounting officer or any person performing similar functions.

Audit Committee Charter.  The Company’s Audit Committee Charter, which is posted on the Company’s website at www.Sonesta.com, outlines the Committee’s purpose, responsibilities, and authorities, and is reviewed and reassessed by the Audit Committee on an annual basis.

Audit Committee Members and Financial Expert.  The Company's Board of Directors has an Audit Committee consisting of Ms. Jean C. Tempel, Joseph L. Bower and Charles J. Clark. All the members of the Audit Committee are financially literate and independent.  Mr. Clark, who the Company considers a financial expert, as defined by NASDAQ rules, and an audit committee financial expert, as defined by SEC rules, serves as Chairman of the Audit Committee.  Mr. Clark has 35 years of experience as a commercial banker, 25 years of which were spent managing a commercial lending department, and 2 years as head of a commercial credit department.  Mr. Clark has vast experience in reviewing and evaluating financial statements.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be held in May 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be held in May 2009.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be held in May 2009.

Information regarding related person transactions is also incorporated by reference from Note 11 to the Company’s consolidated financial statements, filed herewith as Exhibit 13.

Item 14.	Principal Accountant Fees and Services

Auditors.  Vitale, Caturano & Company, P.C. has served as the Company’s independent registered public accounting firm since 2004.  A representative of Vitale, Caturano & Company P.C. is expected to be present at our Annual Meeting of Stockholders, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by Vitale, Caturano & Company, P.C. to the Company in the last two fiscal years were as follows:

	FY 2007	FY 2008

Audit Fees	$130,000	$137,500
Audit of Pension and 401(k) Benefit Plans	15,000	16,000
Other Fees (1)	2,450	1,850
Total Fees	$147,450	$155,350

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

All services for which the Company engages the auditors are approved by the Audit Committee.  The total fees the Company paid to Vitale Caturano & Company P.C. for services in 2007 and 2008 are set forth above.

The Company’s Audit Committee approved the engagement of Vitale, Caturano & Company P.C. to provide audit related services and tax services in 2007 and 2008, respectively (which include the annual audits of the Company’s Pension Plan and 401(k) Plan) because it determined that for Vitale, Caturano & Company, P.C. to provide these services would not compromise its independence, and that its familiarity with the Company’s record keeping and accounting systems would permit them to provide these services with equal or higher quality, more quickly and at a cost similar to what the Company could obtain these services from other providers.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	1.
Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

2.
Financial Statement Schedules:  The financial statement schedules required to be filed by Item 8 of this form are listed in the accompanying Index to Consolidated Financial Statements, and are included in the notes to the financial statements, incorporated by reference from the 2008 Annual Report to Shareholders, filed herewith as Exhibit 13.

3.	A list of Exhibits is included on pages 16 through 18 of this annual report on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule

Item 15(a) (1) and (2)	References (Page)

	Form 10-K	2008 Annual Report to Shareholders*

Consolidated Balance Sheets at December 31, 2008 and 2007		14, 15

For the years ended December 31, 2008 and 2007:

Consolidated Statements of Operations		13

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)		16

Consolidated Statements of Cash Flows		17

Notes to Consolidated Financial Statements		18

Consolidated Financial Statement Schedule II for the year ended December 31, 2008

Consolidated Valuation and QualifyingAccounts	15

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
_________________________________________________________
*Filed herewith as Exhibit 13

 SONESTA INTERNATIONAL HOTELS CORPORATION
SCHEDULE II

Consolidated Valuation and Qualifying Accounts
Three Years Ended December 31, 2008

	Balance Beginning Of Year	Amounts Charged To Income	Amounts Written Off	Balance End of Year

Year Ended December 31, 2006

Allowance for doubtful accounts	$93,706	$2,000	$9,013	$86,693

Year Ended December 31, 2007

Allowance for doubtful accounts	$86,693	$2,000	$22,829	$65,864

Year Ended December 31, 2008

Allowance for doubtful accounts	$65,864	$47,705	$55,050	$58,519

SONESTA INTERNATIONAL HOTELS CORPORATION
Index to Exhibits

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended to date. (6)

3.2	Company By-laws, as amended to date. (Filed herewith)

3.3	Company By-laws, as amended to date – marked copy. (Filed herewith)

10.1	Management Agreement, between Sonesta Hotels of Florida, Inc., and Sunny Isles Luxury Ventures L.C., Trustee, dated as of June 21, 2001 (Terminated by the Company April 1, 2008). (4)

10.2	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (3)

10.3	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (3)

10.4	Amendment to Management Agreement between SCG and Mutiny, effective January 1, 2007. (9)

10.5	Mortgage and Loan Modification Agreement, dated as of March 24, 2004, between SunAmerica, Charterhouse of Cambridge Trust (“Trust”) and Sonesta of Massachusetts, Inc. (“Sonesta Mass”). (5)

10.6	Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of March 24, 2004, between SunAmerica, Trust and Sonesta Mass. (5)

10.7	Amended and Restated Promissory Note ($41,000,000), dated May 30, 2000, from the Trustees of Trust and Sonesta Mass to SunAmerica Life Insurance Company (“SunAmerica”). (2)

10.8	Mortgage and Loan Modification Agreement, dated as of May 30, 2000, between Trust and Sonesta Mass, and SunAmerica. (2)

10.9
Reaffirmation and Modification of Limited Guaranty Agreement and Environmental Indemnity Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and Sonesta International Hotels Corporation (“Sonesta”), and SunAmerica. (2)

10.10	Deficiency Guaranty Agreement, dated as of May 30, 2000, between Trust, Sonesta Mass, and SunAmerica, as “Escrow Agent”. (2)

10.11	Amendment to Management Agreement for Sonesta Club Sharm El Sheikh, dated January 24, 2008, between Sharm Today S.A.E. and Sonesta International Hotels Limited. (9)

NUMBER	DESCRIPTION
10.12	Amendment to Management Agreement for Sonesta Beach Resort Sharm el Sheikh, dated January 24, 2008, between Masters of Tourism S.A.E. and Sonesta International Hotels Limited. (9)

10.13	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (4)

10.14	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (Filed herewith)

10.15	Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (Filed herewith)

10.16	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (Filed herewith)

10.17
Restated Employment Agreement, dated January 1, 1992, between Sonesta and Roger P. Sonnabend, together with letter agreement regarding permanent and total disability. (1) (Management contract under Item 601(10)(iii)(A)).

10.18	Amendment to Restated Employment Agreement, dated May 16, 2005, between Sonesta and Roger P. Sonnabend. (8) (Management contract under Item 601(10)(iii)(A)).

10.19	Summary of Director compensation. (8) (Management contract under Item 601(10)(iii)(A)).

10.20	Promissory Note ($1,600,000), dated October 23, 2007, between 800 Canal Street Limited Partnership and Sonesta Louisiana Hotels Corporation. (9)

10.21
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (6)

10.22	First Amendment to partnership agreement of SBR – Fortune Associates, LLLP, dated as of January 17, 2005. (6)

10.23	Second Amendment to partnership agreement of SBR - Fortune 199 - 203 Associates, LLLP, dated as of January 17, 2005. (6)

10.24
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”).  (7)

10.25
Interim Lease Agreement, dated as of April 19, 2005, by and between SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“Landlord”), and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (“Tenant”).  (7)

NUMBER	DESCRIPTION
13	Annual Report to Security Holders for the calendar year ended December 31, 2008. (Filed herewith)

21	Subsidiaries of the Registrant. (Filed herewith)

23	Consent of Vitale, Caturano & Company, Ltd. (Filed herewith)

31 (a)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

31 (b)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

31 (c)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

32	Certification required by 18 U.S.C. Section 1350. (Furnished herewith)

99.1	Audited Financial Statements of SBR-Fortune Associates, LLLP, for the periods ended December 31, 2008 and 2007, pursuant to Rule 3-09 of Regulation S-X. (Filed herewith)

(1)	Incorporated by reference to the Company's 1992 Annual Report on Form 10-K (File No. 0-9032)
(2)	Incorporated by reference to the Company’s 2000 Annual Report on Form 10-K (File No. 0-9032)
(3)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K (File No. 0-9032)
(4)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K (File No. 0-9032)
(5)	Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K (File No. 0-9032)
(6)	Incorporated by reference to the Company’s 2004 Annual Report on Form 10-K (File No. 0-9032)
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005 (File No. 0-9032).
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 17, 2005 (File No. 0-9032).
(9)	Incorporated by reference to the Company’s 2007 Annual Report on Form 10-K (File No. 0-9032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

/s/ Boy van Riel	Date: March 23, 2009
Boy van Riel Vice President and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boy van Riel	Date: March 23, 2009
Boy van Riel Vice President and Treasurer, (Principal Financial and Accounting Officer)

/s/ Peter J. Sonnabend	Date: March 23, 2009
Peter J. Sonnabend Executive Chairman of the Board, Director (Principal Executive Officer)

/s/ Stephanie Sonnabend	Date: March 23, 2009
Stephanie Sonnabend Chief Executive Officer and President, Director (Principal Executive Officer)

/s/ George S. Abrams	Date: March 23, 2009
George S. Abrams Director

/s/ Joseph L. Bower	Date: March 23, 2009
Joseph L. Bower Director

/s/ Charles J. Clark	Date: March 23, 2009
Charles J. Clark Director

/s/ Irma Mann	Date: March 23, 2009
Irma Mann Director

/s/ Stephen Sonnabend	Date: March 23, 2009
Stephen Sonnabend Director

/s/ Jean C. Tempel	Date: March 23, 2009
Jean C. Tempel Director