Form 10-Q
period 2009-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2009-05-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-9032

SONESTA INTERNATIONAL HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-5648107
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2);

Large Accelerated Filer   Accelerated Filer   Non-Accelerated Filer 
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of May 8, 2009 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — March 31, 2009 (unaudited) and December 31, 2008	1

	Condensed consolidated statements of operations — Three-month periods ended March 31, 2009 and 2008 (unaudited)	3

	Condensed consolidated statements of cash flows — Three-month periods ended March 31, 2009 and 2008 (unaudited)	4

	Notes to condensed consolidated financial statements — March 31, 2009 and 2008	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — March 31, 2009	9

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	13

Item 4.	Internal Controls and Procedures	14

Part II. Other Information		15

	Signature page	16

Exhibits 3.2, 3.3	By-Laws of Sonesta International Hotels Corporation and Redlined By-Laws of Sonesta International Hotels Corporation, amending the by-laws to increase the number of Directors from 9 to 10

Exhibits 31.(a), 31.(b), 31.(c)	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification by Company Officers required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Table of Contens

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 (unaudited) and December 31, 2008

	(in thousands)
	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$28,469	$37,463
Restricted cash	17	175
Accounts and notes receivable:
Trade, less allowance of $63 ($59 at December 31, 2008) for doubtful accounts	5,151	5,407
Other, including current portion of long-term receivables and advances	679	1,001
Total accounts and notes receivable	5,830	6,408
Inventories	550	628
Current deferred tax assets	461	462
Prepaid expenses and other current assets	2,314	2,163
Total current assets	37,641	47,299

Long-term receivables and advances	942	992

Deferred tax assets	9,983	9,049

Investment in development partnership	34,508	33,666

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,880	25,610
Furniture and equipment	32,074	30,150
Leasehold improvements	8,794	8,785
Projects in progress	--	472
	68,850	67,119
Less accumulated depreciation and amortization	33,350	32,088
Net property and equipment	35,500	35,031

Other long-term assets	955	1,003
	$119,529	$127,040

See accompanying notes to condensed consolidated financial statements.

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 (unaudited) and December 31, 2008

	(in thousands)
	March 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,188	$1,163
Accounts payable	2,637	3,747
Advance deposits	1,567	1,281
Accrued income taxes	511	402
Accrued liabilities:
Salaries and wages	947	1,772
Rentals	1,330	4,787
Interest	242	244
Pension and other employee benefits	1,809	1,612
Other	932	862
	5,260	9,277
Total current liabilities	11,163	15,870

Long-term debt	31,523	31,839

Deferred gain	64,481	64,481

Pension liability, non-current	9,128	9,338

Other non-current liabilities	1,320	1,386

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	11,943	14,155
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(2,858)	(2,858)
Total stockholders’ equity	1,914	4,126
	$119,529	$127,040

See accompanying notes to condensed consolidated financial statements.

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31

	2009	2008
Revenues:
Rooms	$7,419	$9,203
Food and beverage	3,477	4,368
Management, license and service fees	1,126	3,060
Parking, telephone and other	1,081	1,167
	13,103	17,798
Other revenues from managed and affiliated properties	1,221	5,117
Total revenues	14,324	22,915

Costs and expenses:
Costs and operating expenses	6,585	7,557
Advertising and promotion	1,376	1,336
Administrative and general	3,211	3,299
Human resources	251	272
Maintenance	846	927
Rentals	1,525	2,019
Property taxes	354	370
Depreciation and amortization	1,355	1,938
	15,503	17,718
Other expenses from managed and affiliated properties	1,221	5,117
Total costs and expenses	16,724	22,835

Operating income (loss)	(2,400)	80

Other income (deductions):
Interest expense	(716)	(747)
Interest income	123	371
Foreign exchange gain (loss)	(11)	7
Gain on sales of assets	2	422
	(602)	53

Income (loss) before income tax provision (benefit)	(3,002)	133
Income tax provision (benefit)	(790)	43
Net income (loss)	(2,212)	90

Cash dividends	--	(3,698)
Retained earnings at beginning of period	14,155	15,068
Retained earnings at end of period	$11,943	$11,460

Net income (loss) per share of common stock	$(0.60)	$0.02

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2009	2008
Cash used for operating activities
Net income (loss)	$(2,212)	$90
Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization of property and equipment	1,355	1,938
Other amortization	23	10
Deferred federal and state tax provision (benefit)	(934)	78
Gain on sales of assets	(2)	(422)

Changes in assets and liabilities
Restricted cash	158	200
Accounts and notes receivable	613	(1,229)
Inventories	78	37
Prepaid expenses and other	(160)	(300)
Accounts payable	(186)	(1,398)
Advance deposits	286	(193)
Federal, foreign and state income taxes	118	(54)
Accrued liabilities	(4,292)	(2,726)
Cash used for operating activities	(5,155)	(3,969)

Cash provided by (used for) investing activities
Expenditures for property and equipment	(1,847)	(556)
Payments received on long-term receivables and advances	69	410
Payments received from development partnership	--	125
Investment in development partnership	(842)	--
Proceeds from sales of assets	33	656
New loans and advances	(36)	(62)
Cash provided by (used for) investing activities	(2,623)	573

Cash used for financing activities
Repayments of long term debt	(291)	(260)
Cash dividends paid	(925)	(4,068)
Cash used for financing activities	(1,216)	(4,328)

Net decrease in cash	(8,994)	(7,724)
Cash and cash equivalents at beginning of period	37,463	32,620
Cash and cash equivalents at end of period	$28,469	$24,896

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2009 three-month period and the 2008 three-month period was approximately $708,000 and $739,000, respectively.   Cash paid for income taxes in the first quarter of 2009 and 2008 was approximately $23,000 and $30,000, respectively.

See accompanying notes to condensed consolidated financial statements.

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Long-Term Receivables and Advances

	(in thousands)
	March 31,2009	December 31,2008
Sharm El Sheikh, Egypt (a)	$1,148	$1,215
Other	209	187
Total long-term receivables	1,357	1,402
Less: current portion	415	410
Net long-term receivables	$942	$992

(a)
This loan was made in January 2008 to the owners of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into a five-year loan, payable in monthly installments, starting in January 2008.  The Company is accounting for this loan using an effective interest rate of 6.5%.  Monthly payments of $28,820 on this loan are paid directly from the hotels and deducted from distributions of profits to the owner of these managed hotels.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable.

3.	Investment in Development Partnership

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at March 31, 2009 at a value of $34,508,000.  The partnership’s condensed balance sheet at March 31, 2009 is as follows (unaudited, in thousands):

at March 31, 2009

Total assets, primarily land	$110,014
Less debt and other liabilities	(63,874)
Partnership equity	$46,140

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The debt of the partnership is non-recourse to the Company.  The development partnership has not commenced operations.

The Company has agreed in principle to fund up to $3 million for project related costs.  Of this commitment, $842,000 was funded during the first quarter of 2009, and this amount was added to the Company’s  investment account balance reflected in its balance sheet at March 31, 2009.  The Company and its partner, despite their continuing commitment to develop the site, continue to explore other options, which include a recapitalization of the partnership or a sale of the land.  The partners also reached agreement, in principle, regarding distribution of proceeds should a sale of the land materialize within a certain period of time.

The Company continues to monitor the carrying value of its investment in this development project and believes the investment is fully realizable.

4.	Borrowing Arrangements

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at March 31, 2009 and December 31, 2008 was $32,711,000 and $33,002,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston (Cambridge) property, which is included in fixed assets at a net book value of $20,759,000 at March 31, 2009.

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  The current portion of the principal balance at March 31, 2009 equals $1,188,000.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2009	2008
Direct departmental costs
Rooms	$2,156	$2,463
Food and beverage	3,152	3,604
Heat, light and power	662	729
Other	615	761
	$6,585	$7,557

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month periods ending March 31, 2009 and 2008 follows:

Quarter ended March 31, 2009
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$11,970	$1,133	$13,103
Other revenues from managed and
affiliated properties	--	1,221	1,221
Total revenues	11,970	2,354	14,324

Operating loss before depreciation and amortization expense	(24)	(1,021)	(1,045)
Depreciation and amortization	(1,290)	(65)	(1,355)
Interest income (expense), net	(713)	120	(593)
Other deductions	--	(9)	(9)
Segment pre-tax loss	(2,027)	(975)	(3,002)

Segment assets	74,111	45,418	119,529
Segment capital additions	1,799	48	1,847

Quarter ended March 31, 2008
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$14,725	$3,073	$17,798
Other revenues from managed and
affiliated properties	--	5,117	5,117
Total revenues	14,725	8,190	22,915

Operating income before depreciation and amortization expense	1,087	931	2,018
Depreciation and amortization	(1,242)	(696)	(1,938)
Interest income (expense), net	(746)	370	(376)
Other income	--	429	429
Segment pre-tax income (loss)	(901)	1,034	133

Segment assets	75,284	45,880	121,164
Segment capital additions	542	14	556

Table of Contens

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings (loss) per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic income or losses per share of common stock (in thousands except for per share data):

	Three months ended March 31
	2009	2008
Numerator:
Income (loss) from operations	$(2,212)	$90

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Net income (loss) per share of common stock	$(0.60)	$0.02

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Three Months ended March 31
	2009	2008

Service cost	$21	$--
Interest cost	408	420
Expected return on assets	(429)	(459)
Recognized actuarial (gain) loss	23	(4)
Net expense (benefit) included in the consolidated statements of operations	$23	$(43)

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan, and the Company’s 401(k) savings plan, we refer to footnote 8 of the Company’s 2008 Annual Report filed on Form 10-K.

The Company will make quarterly contributions of approximately $234,000 to the Pension Plan on April 15, July 15 and October 15, 2009, and on January 15, 2010.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

Table of Contens

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2009 COMPARED TO 2008

In the first quarter of 2009 the Company recorded net loss of $2,212,000, or $(0.60) per share, compared to net income of $90,000, or $0.02 per share, during the first quarter of 2008.

The ongoing economic recession seriously affected the Company’s business in the 2009 first quarter.  Operating income at the Company’s Royal Sonesta Hotel Boston decreased by $787,000 in the first quarter of 2009 compared to last year.  Income from management activities decreased by $1,321,000 in the 2009 quarter compared to last year, due to lower fee income from Sonesta Bayfront Hotel Coconut Grove, lower fee income from the Company’s operations in Egypt and due to the fact that the management agreement for Trump International Sonesta Beach Resort Sunny Isles was terminated effective April 1, 2008.  In addition, interest income decreased by $248,000, primarily due to lower income earned on the Company’s cash balances resulting from lower rates of return.  A detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2009	2008
Royal Sonesta Hotel Boston	400	$3,350	$4,838
Royal Sonesta Hotel New Orleans	500	8,620	9,887
Management and service fees and other revenues		1,133	3,073
Total revenues, excluding other revenues from managed and affiliated properties		$13,103	$17,798

Total revenues for the quarter ended March 31, 2009 were $13,103,000 compared to $17,798,000 in the 2008 quarter, a decrease of approximately $4,695,000.

Royal Sonesta Hotel Boston recorded first quarter 2009 revenues of $3,350,000 compared to first quarter 2008 revenues of $4,838,000, representing a $1,488,000, or 31%, decrease.  Room revenues during the 2009 period decreased by $902,000, due to a 30% decrease in room revenue per available room (“REVPAR”).  This REVPAR decrease was the result of both lower occupancies as well as a lower average daily rate achieved.  The largest decrease was in the group and convention market segment, which was heavily impacted by lower corporate spending.  The decrease in group business put more pressure on hotels to attract transient business, which resulted in discounted rates.  The first quarter is traditionally the lowest occupancy quarter of the year, resulting in very heavy competition for available business.  The decrease in revenues other than rooms of $586,000 was primarily the result of lower food and beverage revenues.  Banqueting business in particular, which heavily depends on group and convention business, was down significantly.

Table of Contens

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues at Royal Sonesta Hotel New Orleans during the first quarter of 2009 were $8,620,000 compared to $9,887,000 during the first quarter of 2008, representing a $1,267,000, or 13%, decrease.  Room revenues decreased by $882,000, due to a 13% REVPAR decrease.  The decrease was mainly due to lower occupancy levels during the 2009 first quarter compared to 2008.  Average daily room rates decreased modestly.  The main reason for the decrease in occupancy was lower group and convention business.  The hotel’s transient business increased during the first quarter which helped offset part of the reduction in group and convention business.  Revenues from other sources decreased by $385,000, which was almost entirely due to lower food and beverage revenues.  Food and beverage revenues decreased as a result of the lower occupancy.  Banqueting revenues decreased due to the reduction in group and convention business.

Revenues from management activities decreased from $3,073,000 in the 2008 first quarter to $1,133,000 during the 2009 first quarter, a decrease of $1,940,000.  The 2008 first quarter included $840,000 of fee income from Trump International Sonesta Beach Resort Sunny Isles.  The management agreement for this hotel was terminated by the Company effective April 1, 2008.  Management fee income from Sonesta Bayfront Hotel Coconut Grove decreased by $300,000 compared to 2008.  The Company is committed to an annual minimum return payment to the hotel’s owner, and the Company’s policy is to eliminate fees from its income if it does not expect to earn the annual minimum return.  As a result, the Company did not record fee income from the Coconut Grove Hotel during the first quarter of 2009.  Fee income from the Company’s managed operations in Egypt decreased by $370,000 to $625,000 in the first quarter of 2009 compared to last year.  In Egypt, demand has decreased, in particular for the Company’s resort hotels.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2009	2008
Royal Sonesta Hotel Boston	$(1,513)	$(726)
Royal Sonesta Hotel New Orleans	199	571
Operating loss from hotels after management and service fees	(1,314)	(155)
Management activities and other	(1,086)	235
Operating income (loss)	$(2,400)	$80

Operating loss for the three-month period ended March 31, 2009 was $2,400,000, compared to operating income of $80,000 in the three-month period ended March 31, 2008, a decrease of approximately $2,480,000.

Royal Sonesta Hotel Boston reported an operating loss of $1,513,000 during the 2009 first quarter, compared to an operating loss of $726,000 in the first quarter of 2008.  Revenue decreases of $1,488,000 were partially offset by decreases in expenses of $701,000.  The decrease in expenses was primarily due to a $516,000, or 17%, decrease in costs and operating expenses.  Due to the lower business levels, the Company reduced staffing levels, and cut operating expenses where possible.  Overhead expenses such as administrative and general, advertising and human resources costs also decreased slightly.

Operating income from Royal Sonesta Hotel New Orleans decreased from $571,000 during the 2008 first quarter to $199,000 during the 2009 first quarter, a decrease of $372,000.  Decreased revenues of $1,267,000 were for a large part offset by decreases in expenses of $895,000.  The decrease in expenses was primarily from a $275,000 decrease in costs and operating expenses and a $520,000 decrease in rent expense.  The rent decrease in 2009 resulted from the lower operating profits.  The Company operates the Royal Sonesta New Orleans under a lease, and rent is equal to 75% of net cash flow achieved.

Table of Contens

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company reported a $1,086,000 operating loss from management activities in the 2009 first quarter compared to operating income of $235,000 in the 2008 first quarter, a decrease of $1,321,000.  The Company’s loss from management activities is computed after giving effect to management and marketing fees from owned and leased hotels.  Revenues from management decreased by $1,940,000, and were partially offset by decreases in expenses related to these activities of $619,000.  The decrease in expenses was primarily due to lower depreciation expense.  The 2008 first quarter included accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles, due to the Company’s termination of the management agreement for this hotel effective April 1, 2008.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $371,000 in the 2008 first quarter to $123,000 in the 2009 first quarter.   The decrease was due to lower income from a loan to the owner of Sonesta Bayfront Hotel Coconut Grove, which was repaid in October 2008, and from lower income earned on the Company’s cash balances, due to the lower rates of return.

The gain on sale of assets in the 2008 first quarter resulted from the sale of a coop unit the Company owned in New York City to the Company’s Executive Chairman.  The Company’s Board of Directors approved the transaction.

FEDERAL, FOREIGN AND STATE INCOME TAXES

In the 2009 first quarter the Company recorded a tax benefit of $790,000 on its pre-tax loss of $3,002,000.  The tax benefit is lower than the statutory rate, due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans and due to foreign taxes payable on the Company’s income from its hotels in Egypt and Peru.  In the 2008 first quarter, the Company recorded a tax expense of $43,000 on pre-tax income of $133,000.  The expense in the 2008 first quarter was lower than the statutory rate because the Company expected to benefit from credits for foreign taxes paid in previous years which had been carrying forward.  Those credits more than offset the state income taxes, payable primarily on the Company’s income from Royal Sonesta Hotel New Orleans.

The Company recorded a long-term deferred tax asset in the 2009 first quarter for the future federal income tax benefit of the losses incurred.  The Company will monitor this tax asset, and provide for valuation allowances if going forward it may become uncertain whether it will actually receive a federal tax benefit for the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $28.5 million at March 31, 2009.  Company management believes these cash resources will be adequate to meet its cash requirements for 2009 and beyond.

On January 2, 2009 the Company paid a dividend on its common stock of $0.25 per share, for a total of $925,000.

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida (see Note 3).  The Company has agreed in principle to fund up to $3 million for project related costs.  Of this commitment, $842,000 was funded during the 2009 first quarter.

The Company will make contributions to its Pension Plan totaling $934,000 during the period April 2009 through January 2010.

Royal Sonesta Hotel Boston undertook a significant improvements project during the winter of 2008/2009, upgrading meeting facilities and public spaces.  Capital expenditures during the first quarter of 2009 were approximately $1,501,000 at this location.

Table of Contens

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company has agreed to loan an additional $500,000 to the owner of Sonesta Beach Resort Sharm El Sheikh, to help finance the completion of 179 additional rooms.

The Company has a mortgage loan secured by the Royal Sonesta Hotel Boston in the amount of $32.7 million at March 31, 2009 (see Note 4).  The loan matures in July 2010.  The Company has started evaluating the refinancing options available to replace this loan on or before July 2010.

Table of Contens

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at March 31, 2009.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2009	2010	Total	Fair Value
Fixed rate	$871	$31,840	$32,711	$33,372
Average interest rate	8.6%	8.6%

Table of Contens

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2009.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Table of Contens

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2009.

Table of Contens

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 12, 2009