Form 10-Q
period 2009-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2009-08-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of August 10, 2009 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — June 30, 2009 (unaudited) and December 31, 2008	1

	Condensed consolidated statements of operations — Three and six-month periods ended June 30, 2009 and 2008 (unaudited)	3

	Condensed consolidated statements of cash flows — Six-month periods ended June 30, 2009 and 2008 (unaudited)	4

	Notes to condensed consolidated financial statements — June 30, 2009 and 2008	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — June 30, 2009	11

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	17

Item 4.	Internal Controls and Procedures	18

Part II. Other Information

Item 4.	Submission of Matters to a vote of Security Holders	19

	Signature page	20

Exhibit 3.1	Certificate of Incorporation, as amended to date

Exhibit 3.2	Certificate of Incorporation, changes to Paragraph Third, Section F, Subparagraph 5, marked copy

Exhibit 10.26	Amendment to partnership agreement of SBR-Fortune Associates, LLLP, dated as of June 18, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibits 31.a, 31.b, 31.c	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certification by Company Officers required by 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 (unaudited) and December 31, 2008

	(in thousands)
	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$28,027	$37,463
Restricted cash	124	175
Accounts and notes receivable:
Trade, less allowance of $67 ($59 at December 31, 2008) fordoubtful accounts	5,071	5,407
Other, including current portion of long-term receivables andadvances	688	1,001
Total accounts and notes receivable	5,759	6,408
Inventories	587	628
Current deferred tax assets	471	462
Prepaid expenses and other current assets	2,435	2,163
Total current assets	37,403	47,299

Long-term receivables and advances	900	992

Deferred tax assets	10,177	9,049

Investment in development partnership	35,500	33,666

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,925	25,610
Furniture and equipment	32,907	30,150
Leasehold improvements	8,827	8,785
Projects in progress	--	472
	69,761	67,119
Less accumulated depreciation and amortization	34,696	32,088
Net property and equipment	35,065	35,031

Other long-term assets	958	1,003
	$120,003	$127,040

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 (unaudited) and December 31, 2008

	(in thousands)
	June 30, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,215	$1,163
Accounts payable	2,516	3,747
Advance deposits	1,281	1,281
Accrued income taxes	180	402
Accrued liabilities:
Salaries and wages	1,086	1,772
Rentals	2,670	4,787
Interest	232	244
Pension and other employee benefits	1,562	1,612
Other	1,338	862
	6,888	9,277
Total current liabilities	12,080	15,870

Long-term debt	31,215	31,839

Deferred gain	64,481	64,481

Pension liability, non-current	9,226	9,338

Other non-current liabilities	1,196	1,386

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	11,834	14,155
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(2,858)	(2,858)
Total stockholders’ equity	1,805	4,126
	$120,003	$127,040

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008
Revenues:
Rooms	$9,718	$12,304	$17,137	$21,507
Food and beverage	4,455	5,059	7,932	9,427
Management, license and service fees	1,007	1,708	2,133	4,768
Parking, telephone and other	1,317	1,351	2,398	2,518
	16,497	20,422	29,600	38,220
Other revenues from managed and affiliated properties	1,082	1,346	2,303	6,463
Total revenues	17,579	21,768	31,903	44,683

Costs and expenses:
Costs and operating expenses	7,119	8,250	13,704	15,807
Advertising and promotion	1,448	1,464	2,824	2,800
Administrative and general	3,368	3,291	6,579	6,590
Human resources	209	337	460	609
Maintenance	777	907	1,623	1,834
Rentals	1,510	1,756	3,035	3,775
Property taxes	349	375	703	745
Depreciation and amortization	1,354	1,312	2,709	3,250
	16,134	17,692	31,637	35,410
Other expenses from managed and affiliated properties	1,082	1,346	2,303	6,463
Total costs and expenses	17,216	19,038	33,940	41,873

Operating income (loss)	363	2,730	(2,037)	2,810

Other income (deductions):
Interest expense	(718)	(742)	(1,434)	(1,489)
Interest income	85	242	208	613
Foreign exchange gain (loss)	(7)	4	(18)	11
Gain (loss) on sales of assets	(4)	21	(2)	443
	(644)	(475)	(1,246)	(422)

Income (loss) before income tax provision	(281)	2,255	(3,283)	2,388
Income tax provision (benefit)	(172)	749	(962)	792
Net income (loss)	(109)	1,506	(2,321)	1,596

Retained earnings at beginning of period	11,943	11,460	14,155	15,068
Cash dividends	--	(370)	--	(4,068)
Retained earnings at end of period	$11,834	$12,596	$11,834	$12,596

Net income (loss) per share	$(0.03)	$0.41	$(0.63)	$0.43
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2009	2008
Cash provided (used) by operating activities
Net income (loss)	$(2,321)	$1,596
Adjustments to reconcile net income (loss) to net cash used
by operating activities
Depreciation and amortization of property and equipment	2,709	3,250
Other amortization	46	21
Deferred federal and state income tax provision (benefit)	(1,137)	192
Loss (gain) on sales of assets	2	(443)
Changes in assets and liabilities
Restricted cash	51	1,083
Accounts and notes receivable	646	(1,046)
Inventories	41	18
Prepaid expenses and other	(211)	(428)
Accounts payable	(307)	(1,197)
Advance deposits	--	(1,188)
Accrued income taxes	(285)	57
Accrued liabilities	(2,690)	(1,999)
Cash used by operating activities	(3,456)	(84)

Cash provided (used) by investing activities
Proceeds from sales of assets	38	766
Payments received from development partnership	--	125
Expenditures for property and equipment	(2,766)	(1,481)
Payments received on long-term receivables and advances	140	669
Investment in development partnership	(1,834)	--
New loans and advances	(60)	(62)
Cash provided (used) by investing activities	(4,482)	17

Cash used by financing activities
Repayments of long term debt	(573)	(518)
Cash dividends paid	(925)	(4,438)
Cash used by financing activities	(1,498)	(4,956)

Net decrease in cash	(9,436)	(5,023)
Cash and cash equivalents at beginning of period	37,463	32,620
Cash and cash equivalents at end of period	$28,027	$27,597

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2009 six-month period and the 2008 six-month period was approximately $1,425,000 and $1,480,000, respectively  (see Note 4, Borrowing Arrangements).  Cash paid for income taxes during the first six months of 2009 and 2008 was approximately $457,000 and $552,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Recently Issued Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events, (SFAS No. 165), effective for interim and annual reporting periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted SFAS No. 165 and it did not have an impact on the Company’s Consolidated Financial Statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009.  During this period no material subsequent events came to our attention.

2.	Long-Term Receivables and Advances

	(in thousands)
	June 30,2009	December 31,2008
Sharm El Sheikh, Egypt (a)	$1,080	$1,215
Other	240	187
Total long-term receivables	1,320	1,402
Less: current portion	420	410
Net long-term receivables	$900	$992

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

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida, which is recorded on its balance sheet at June 30, 2009 at a value of $35,500,000.  The partnership’s condensed balance sheet at June 30, 2009 is as follows (unaudited, in thousands):

at June 30, 2009

Total assets, primarily land	$110,236
Less debt and other liabilities	(64,707)
Partnership equity	$45,529

The debt of the partnership is non-recourse to the Company.  The development partnership has not commenced operations.

As part of an agreement with its partner entered into in June 2009, the Company agreed to fund up to $3 million for project related costs.  Of this commitment, $1,834,000 was funded during the first half of 2009, and this amount was added to the Company’s investment account balance reflected on its balance sheet at June 30, 2009.  Subject to certain circumstances, including a minimum price, the partners agreed to sell the property, and also reached agreement regarding distribution of proceeds should a sale of the land materialize within a certain period of time.  For full details on this agreement, we refer to our report filed on Form 8-K on June 24, 2009.

The Company continues to monitor the carrying value of its investment in this development project.

4.	Borrowing Arrangements

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at June 30, 2009 and December 31, 2008 was $32,430,000 and $33,002,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston property, which is included in fixed assets at a net book value of $20,275,000 at June 30, 2009.

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  The current portion of the principal balance at June 30, 2009 equals $1,215,000.  Management has started evaluating refinancing options available to replace this loan on or before July 2010.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Direct departmental costs
Rooms	$2,548	$2,916	$4,704	$5,379
Food and beverage	3,416	3,869	6,568	7,473
Heat, light and power	577	731	1,239	1,460
Other	578	734	1,193	1,495
	$7,119	$8,250	$13,704	$15,807

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and six-month periods ending June 30, 2009 and 2008 follows:

Three-month period ended June 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$15,486	$1,011	$16,497
Other revenues from managed and
affiliated properties	--	1,082	1,082
Total revenues	15,486	2,093	17,579
Operating income (loss) before depreciation and amortization expense	2,856	(1,139)	1,717
Depreciation and amortization	(1,290)	(64)	(1,354)
Interest income (expense), net	(714)	81	(633)
Other deductions	(4)	(7)	(11)
Segment pre-tax income (loss)	848	(1,129)	(281)

Segment assets	76,847	43,156	120,003
Segment capital additions	911	8	919

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$27,456	$2,144	$29,600
Other revenues from managed and
affiliated properties	--	2,303	2,303
Total revenues	27,456	4,447	31,903
Operating income (loss) before depreciation and amortization expense	2,832	(2,160)	672
Depreciation and amortization	(2,580)	(129)	(2,709)
Interest income (expense), net	(1,427)	201	(1,226)
Other deductions	(4)	(16)	(20)
Segment pre-tax loss	(1,179)	(2,104)	(3,283)

Segment assets	76,847	43,156	120,003
Segment capital additions	2,710	56	2,766

Three-month period ended June 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$18,712	$1,710	$20,422
Other revenues from managed and
affiliated properties	--	1,346	1,346
Total revenues	18,712	3,056	21,768
Operating income (loss) before depreciation and amortization expense	4,342	(300)	4,042
Depreciation and amortization	(1,242)	(70)	(1,312)
Interest income (expense), net	(741)	241	(500)
Other income (deductions)	(4)	29	25
Segment pre-tax income (loss)	2,355	(100)	2,255

Segment assets	75,959	45,822	121,781
Segment capital additions	862	63	925

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2008

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$33,437	$4,783	$38,220
Other revenues from managed and
affiliated properties	--	6,463	6,463
Total revenues	33,437	11,246	44,683
Operating income before depreciation and amortization expense	5,429	631	6,060
Depreciation and amortization	(2,484)	(766)	(3,250)
Interest income (expense), net	(1,487)	611	(876)
Other income (deductions)	(4)	458	454
Segment pre-tax income	1,454	934	2,388

Segment assets	75,959	45,822	121,781
Segment capital additions	1,404	77	1,481

7.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and loss per share (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Numerator:
Income (loss) from operations	$(109)	$1,506	$(2,321)	$1,596

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$(0.03)	$0.41	$(0.63)	$0.43

8.	Pension Plan

The components of the net periodic pension expense (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Six Months ended June 30
	2009	2008

Service cost	$41	$--
Interest cost	798	840
Expected return on assets	(858)	(918)
Recognized actuarial (gain) loss	101	(8)
Net expense (credit) included in the consolidated statements of operations	$82	$(86)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan, we refer to footnote 8 of the Company’s 2008 Annual Report filed on Form 10-K.

The Company expects to make contributions of $934,000 to the Plan during the period April 2009 through January 2010.

The Company does not have any other post-retirement benefit plans.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2009 COMPARED TO 2008

During the first six months of 2009 the Company recorded a net loss of $2,321,000, or $(0.63) per share, compared to net income of $1,596,000, or $0.43 per share, during the first six months of 2008.  The economic recession continued to affect the Company’s business during the first six months of 2009.  Royal Sonesta Hotel Boston reported a pre-tax loss of $1,695,000 during the first six months of 2009, compared to pre-tax income of $367,000 during the first six months of 2008.  Pre-tax income from management activities decreased from $934,000 during the 2008 period to a pre-tax loss of $2,105,000 during the 2009 period, mainly due to lower income from Sonesta Bayfront Hotel Coconut Grove, lower fee income from the Company’s operations in Egypt and lower income from Trump International Sonesta Beach Resort Sunny Isles.  The management agreement for this property was terminated effective April 1, 2008.  Interest income decreased by $405,000 to $208,000 during the first six months of 2009 compared to last year, primarily due to the lower rates of return on the Company’s cash balances.  A detailed analysis of the revenue and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2009	2008
Royal Sonesta Hotel Boston	400	$10,501	$14,329
Royal Sonesta Hotel New Orleans	500	16,955	19,108
Management and service fees and other revenues		2,144	4,783
Total revenues, excluding revenues from managed and affiliated properties		$29,600	$38,220

Total revenues during the six-month period ended June 30, 2009 were $29,600,000 compared to $38,220,000 in the same period in 2008, a decrease of approximately $8,620,000.

Royal Sonesta Hotel Boston recorded revenues of $10,501,000 during the first six months of 2009 compared to $14,329,000 during the first six months of 2008, representing a $3,828,000, or 27%, decrease.  Room revenues during the 2009 period decreased by $2,601,000 due to a 28% decrease in room revenue per available room (“REVPAR”).  Both lower occupancy levels as well as a reduction in the average daily room rates contributed to this decrease.  The decrease in room revenues was almost entirely due to a decrease in room nights from the group and convention market segment.  Business from this market segment is heavily dependent on high levels of corporate spending, which has been impacted by the ongoing economic recession.  The decrease in available group business causes in turn more competition for available transient business amongst Boston area hotels, which resulted in discounted rates.  Revenue from other sources, which are primarily from food and beverage sales and parking revenues, decreased by $1,227,000 in the first half of 2009 compared to the previous year.  This was mainly due a decrease in banquet revenues, which depends heavily on group and convention activity at the hotel.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues at Royal Sonesta Hotel New Orleans decreased by $2,153,000 to $16,955,000 during the first half of 2009 compared to last year, representing an 11% decrease.  Room revenues decreased by $1,769,000 due to a 14% decrease in REVPAR.  The hotel was able to limit the decrease in average daily room rates to a slight 2%, but occupancy declined substantially in 2009 compared to 2008.  Similar to the decline in business at Royal Sonesta Boston, the decrease in demand was primarily from the group and convention market, due to lower corporate spending.  Rooms sold in the transient segment slightly increased in 2009 compared to last year.  Revenues from other sources decreased by $384,000 in 2009 compared to 2008.  Decreases in banqueting revenues due to reduced group and convention business was partially offset by increased beverage sales.  This increase was due to the transformation of the hotel’s main lounge into the Irvin Mayfield’s Jazz Playhouse, which boosted beverage sales in this outlet.

Revenues from management activities decreased from $4,783,000 during the first six months of 2008 to $2,144,000 during the first six months of 2009, a $2,639,000 decrease.  The 2008 period included $840,000 of management income from Trump International Sonesta Beach Resort Sunny Isles.  The management agreement for this hotel was terminated by the Company effective April 1, 2008.  Management income from Sonesta Bayfront Hotel Coconut Grove decreased by $554,000 compared to 2008.  The Company is committed to an annual minimum return payment to the hotel’s owner, and the Company’s policy is to eliminate fees from its income if it does not expect to earn the annual minimum return.  As a result, the Company did not record any fee income from the Coconut Grove operations during the first six months of 2009.  Demand in Egypt has declined moderately, but did result in decreases in fee income from the Company’s managed hotels in this country by $563,000.  The decrease was mainly from lower fees earned from the Company’s resort hotels.  The remaining decrease in management income was due to lower income from the Company’s licensed hotels in St. Maarten and from lower income from the Company’s purchasing subsidiary, which provides services to Sonesta hotels and third party clients.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2009	2008
Royal Sonesta Hotel Boston	$(258)	$1,858
Royal Sonesta Hotel New Orleans	510	1,087
Operating income from hotels after management and service fees	252	2,945
Management activities and other	(2,289)	(135)
Operating income (loss)	$(2,037)	$2,810

Operating loss for the six-month period ended June 30, 2009 was $2,037,000, compared to operating income of $2,810,000 in the six-month period ended June 30, 2008, a decrease of approximately $4,847,000.

Royal Sonesta Hotel Boston reported an operating loss of $258,000 during the six-month period ended June 30, 2009 compared to operating income of $1,858,000 during the same period in 2008, a decrease of $2,116,000.  Revenues decreased by $3,828,000, and this decrease was partially offset by a decrease of $1,712,000, or 14%, in overall expenses.  Costs and operating expenses decreased by $1,257,000, or 18%, mainly due to lower payroll costs.  Helped by lower occupancies, the hotel has reduced staffing levels in all operating departments.  Employee benefit costs also decreased due to the elimination of the matching contributions to the Company’s 401(k) plan, and the elimination of any bonus payments for 2009.  The remaining decrease in expenses was due to decreases in the hotel’s overhead costs, including administrative and general expense, maintenance costs and advertising and human resources expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income at Royal Sonesta Hotel New Orleans decreased by $577,000 to $510,000 in the six-month period ended June 30, 2009 compared to last year.  Decreases in revenues of $2,153,000 were for a large part offset by a $1,576,000 decrease in expenses.  This decrease was mainly due to a $562,000 decrease in costs and operating expenses, resulting mainly from lower payroll and benefit costs, and due to a decrease in rent expense of $793,000.  The Company operates the Royal Sonesta Hotel New Orleans under a lease, which includes a rent payable to the landlord equal to 75% of net cash flow.  The rent savings was due to the lower operating profits.

The Company reported an operating loss of $2,289,000 from management activities in the first half of 2009 compared to an operating loss of $135,000 in the same period in 2008, a decrease of $2,154,000.  The Company’s loss from management activities is computed after giving effect to management and marketing fees from owned and leased hotels.  Revenues from management activities decreased by $2,639,000.  The decrease in revenues was partially offset by a decrease in expenses of $485,000, which was mainly due to lower depreciation expense.  The 2008 first quarter included accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles, following the Company’s termination of the management agreement for this hotel effective April 1, 2008.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $613,000 during the first six months of 2008 to $208,000 during the first six months of 2009, a $405,000 decrease.  The decrease was due to lower income from a loan to the owner of Sonesta Bayfront Hotel Coconut Grove, which was repaid in October 2008, and from lower income earned on the Company’s cash balances, due to the lower rates of return.

The gain on sale of assets during the first six months of 2008 was primarily from the sale of a co-op unit the Company owned in New York City.

SECOND QUARTER 2009 COMPARED TO 2008

During the second quarter of 2009, the Company recorded a net loss of $109,000, or $(0.03) per share, compared to net income of $1,506,000, or $0.41 per share, during the second quarter of 2008.  The pre-tax income during the second quarter of 2009 at Royal Sonesta Hotel Boston was $534,000 compared to $1,838,000 during the 2008 second quarter.  Demand in the Boston area during the 2009 second quarter continued to be very soft.  Income from management activities decreased by $1,031,000 on a pre-tax basis, primarily from lower fee income from Sonesta Bayfront Hotel Coconut Grove and the Company’s managed properties in Egypt.  A detailed analysis of the revenues and income by location follows.

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2009	2008
Royal Sonesta Hotel Boston	400	$7,151	$9,491
Royal Sonesta Hotel New Orleans	500	8,335	9,221
Management and service fees and other revenues		1,011	1,710
Total revenues, excluding revenues from
managed and affiliated properties		$16,497	$20,422

Total revenues for the three-month period ended June 30, 2009 were $16,497,000 compared to $20,422,000 in 2008, a decrease of approximately $3,925,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Second quarter 2009 revenues at Royal Sonesta Hotel Boston were $7,151,000 compared to $9,491,000 during the second quarter of 2008, a decrease of $2,340,000.  Room revenues declined by $1,699,000 due to a 27% decrease in room revenue per available room (“REVPAR”).  Both lower occupancy levels as well as average daily room rates achieved contributed to the REVPAR decrease.  The occupancy decrease was entirely due to lower sales from the group and convention market segment.  Transient room sales increased slightly.  Reductions in corporate spending contributed to the decrease in group and convention business.  Revenues other than rooms declined by $641,000 during the 2009 second quarter, representing a  20% decrease.  This was primarily due to lower banqueting revenues, resulting from the decline in group and convention business.

Revenues at Royal Sonesta Hotel New Orleans were $8,335,000 during the 2009 second quarter compared to $9,221,000 during the 2008 second quarter, a decrease of $886,000, or 10%.  The decrease in revenues was entirely due to a decrease in room revenues of $887,000, resulting from lower occupancies during the 2009 second quarter.  The average daily room rate during the second quarter of 2009 was virtually the same as in the 2008 quarter.  The decrease in occupancy was mainly due to lower demand from the group and convention market.  The hotel managed to maintain its average room rate during the second quarter of 2009 despite the increased competition among hotels in New Orleans.

Revenues from management activities decreased by $699,000, from $1,710,000 during the 2008 second quarter to $1,011,000 during the 2009 second quarter.  This decrease was primarily due to a decrease in management income from the Company’s operations in Egypt, which experienced a decline in business, particularly in the resort hotels. The Company also eliminated fee income from Sonesta Bayfront Hotel Coconut Grove from its 2009 second quarter revenues.  The Company is committed to a minimum annual return to the owner of the hotel, and forecasts indicate that the hotel will not produce sufficient income to provide this minimum annual return.  Income from corporate support activities decreased by $169,000 in the 2009 quarter compared to previous year, primarily due to lower income from the Company’s purchasing activities, which provides services to Sonesta and third party hotels.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2009	2008
Royal Sonesta Hotel Boston	$1,255	$2,584
Royal Sonesta Hotel New Orleans	311	516
Operating income from hotels after management and service fees	1,566	3,100
Management activities and other	(1,203)	(370)
Operating income	$363	$2,730

Operating income for the quarter ended June 30, 2009 was $363,000, compared to operating income of $2,730,000 in the quarter ended June 30, 2008, a decrease of approximately $2,367,000.

Royal Sonesta Hotel Boston reported operating income of $1,255,000 during the 2009 second quarter, a $1,329,000 decrease compared to operating income of $2,584,000 in the 2008 second quarter.  Revenue declined by $2,340,000, and this decrease was partially offset by decreases in expenses totaling $1,011,000, representing a 15% decrease in overall expenses.  The bulk of the savings came from a $741,000, or 19%, decrease in costs and operating expenses.  This resulted primarily from lower payroll and employee benefit costs, due to the lower occupancies and the Company’s decisions to eliminate contributions to 401(k) plans and bonuses for the 2009 year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income during the second quarter of 2009 at Royal Sonesta Hotel New Orleans totaled $311,000 compared to $516,000 in the 2008 second quarter, a $205,000 decrease.  Revenues declined by $886,000 in the 2009 quarter compared to last year.  This decrease in revenues was for a large part offset by a $681,000 decrease in expenses.  This decrease was primarily from lower costs and operating expenses, resulting from lower staffing costs due to the reduced occupancy levels, as well as a decrease in rent expense under the lease under which the Company operates the hotel.  Rent is based on a percentage of cash flow, and therefore rent decreased due to the lower operating profits.

The operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, rose from $370,000 in the 2008 second quarter to $1,203,000 during the 2009 second quarter.  Revenues declined by $699,000 in the second quarter of 2009 compared to last year, and expenses related to these activities increased by $134,000.  The increase in expenses was primarily due to costs incurred in connection with a management opportunity the Company pursued for a hotel in South Florida.  The Company decided in February 2009 not to pursue this management opportunity any further, but incurred additional costs during the 2009 second quarter.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $242,000 in the 2008 second quarter to $85,000 in the 2009 second quarter due to lower income from a loan to the owner of Sonesta Bayfront Hotel Coconut Grove, which loan was repaid in October 2008, and from lower income earned on the Company’s cash balances due to the lower rates of return.

FEDERAL, FOREIGN AND STATE INCOME TAXES

In the first half of 2009 the Company recorded a tax benefit of $962,000 on its pre-tax loss of $3,283,000.  The tax benefit is lower than the statutory rate, due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans and due to foreign taxes payable on the Company’s income from its hotels in Egypt and Peru.  In the first six months of 2008, the Company recorded a tax expense of $792,000 on pre-tax income of $2,388,000.  The expense in the first half of 2008 was lower than the statutory rate because the Company benefitted from credits for foreign taxes paid in previous years which had been carrying forward.  Those credits more than offset the state income taxes payable primarily on the Company’s income from Royal Sonesta Hotel New Orleans.

The Company recorded a long-term deferred tax asset in the first half of 2009 for the future federal income tax benefit of the losses incurred.  The Company will monitor this tax asset, and provide for valuation allowances if going forward it becomes uncertain as to whether it will actually receive a federal tax benefit for the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $28 million at June 30, 2009.  Company management believes these cash resources will be adequate to meet its cash requirements for 2009 and beyond.

On January 2, 2009 the Company paid a dividend on its common stock of $0.25 per share, for a total of $925,000.

The Company owns a 50% limited partnership interest in a development project in Key Biscayne, Florida (see Note 3).  During the 2009 second quarter, the Company agreed to fund up to $3 million for project related costs.  Of this commitment, $1,834,000 was funded during the first six months of 2009, and the Company expects to fund the remainder before the end of the year.

The Company will make contributions to its Pension Plan totaling $934,000 during the period April 2009 through January 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel Boston undertook a significant improvements project during the winter of 2008/2009, upgrading meeting facilities and public spaces.  Capital expenditures during the first six months of 2009 were approximately $1,651,000 at this location.

During the 2009 first quarter, the Company agreed to loan an additional $500,000 to the owner of Sonesta Beach Resort Sharm El Sheikh, to help finance the completion of 179 additional rooms.  The owner subsequently elected not to draw down on this commitment.

The Company has a mortgage loan secured by Royal Sonesta Hotel Boston in the amount of $32.4 million at June 30, 2009 (see Note 4).  The loan matures in July 2010.  The Company has started evaluating the refinancing options available to replace this loan on or before July 2010.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at June 30, 2009.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2009	2010	Total	Fair Value
Fixed rate	$590	$31,840	$32,430	$32,430
Average interest rate	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2009.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Sonesta International Hotels Corporation was held on May 13, 2009.    All nominees for directors were elected.  The results of the votes to the election of directors were as follows.

ELECTION OF COMMON STOCK DIRECTORS

DIRECTOR	VOTES RECEIVED	VOTES WITHHELD
George S. Abrams	3,256,202	283,438
Joseph L. Bower	3,358,905	180,735
Charles J. Clark	3,423,640	116,000
Clarence A. Davis	2,888,042	651,598
Irma F. Mann	3,328,127	211,513
Jacqueline Sonnabend	3,380,701	158,939
Peter J. Sonnabend	3,315,966	223,674
Stephanie Sonnabend	3,380,701	158,939
Stephen Sonnabend	3,315,966	223,674
Jean C. Tempel	3,358,905	180,735

Our stockholders also approved a proposal to amend our Certificate of Incorporation that was described in the proxy statement we distributed to our Shareholders in connection with the meeting.  As more fully described in our proxy statement, the purpose of the amendment was to substitute a “one vote per share” procedure for the cumulative voting procedure in the election of directors.  The amendment was approved by our Shareholders with 1,873,067 votes in favor (with 850,376 shares against, 2,904 abstentions and 813,293 broker non-votes).

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended June 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 13 2009