Form 10-Q
period 2009-11-13
SONESTA INTERNATIONAL HOTELS CORP
filed 2009-11-16
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of November 11, 2009 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — September 30, 2009 (unaudited) and December 31, 2008	1

	Condensed consolidated statements of operations — Three and nine-month periods ended September 30, 2009 and 2008 (unaudited)	3

	Condensed consolidated statements of cash flows — nine-month periods ended September 30, 2009 and 2008 (unaudited)	4

	Notes to condensed consolidated financial statements — September 30, 2009 and 2008	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — September 30, 2009	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	16

Item 4.	Internal Controls and Procedures	17

Part II. Other Information		18

	Signature page	19

Exhibit 3.2	Company By-laws, as amended to date

Exhibit 3.3	Company By-laws, as amended to date – marked copy

Exhibits 31.a, 31.b, 31.c	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certification by Company Officers required by 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 (unaudited) and December 31, 2008

	(in thousands)
	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$40,065	$37,463
Restricted cash	83	175
Accounts and notes receivable:
Trade, less allowance of $70 ($59 at December 31, 2008) fordoubtful accounts	4,256	5,407
Other, including current portion of long-term receivables andadvances	1,078	1,001
Total accounts and notes receivable	5,334	6,408
Inventories	558	628
Current deferred tax assets	525	462
Prepaid expenses and other current assets	926	2,163
Total current assets	47,491	47,299

Long-term receivables and advances	1,704	992

Deferred tax assets	--	9,049

Investment in development partnership	--	33,666

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,721	25,610
Furniture and equipment	33,415	30,150
Leasehold improvements	8,833	8,785
Projects in progress	--	472
	70,071	67,119
Less accumulated depreciation and amortization	36,000	32,088
Net property and equipment	34,071	35,031

Other long-term assets	941	1,003
	$84,207	$127,040

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 (unaudited) and December 31, 2008

	(in thousands)
	September 30, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,142	$1,163
Accounts payable	6,153	3,747
Advance deposits	1,263	1,281
Accrued income taxes	1,466	402
Accrued liabilities:
Salaries and wages	1,111	1,772
Rentals	2,586	4,787
Interest	230	244
Pension and other employee benefits	1,640	1,612
Other	1,376	862
	6,943	9,277
Total current liabilities	47,967	15,870

Long-term debt	--	31,839

Deferred gain	--	64,481

Pension liability, non-current	8,447	9,338

Deferred tax liabilities	1,160	--

Other non-current liabilities	1,147	1,386

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	35,515	14,155
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(2,858)	(2,858)
Total stockholders’ equity	25,486	4,126
	$84,207	$127,040

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues:
Rooms	$8,823	$9,893	$25,960	$31,400
Food and beverage	3,613	3,749	11,545	13,176
Management, license and service fees	840	1,484	2,973	6,252
Parking, telephone and other	1,241	1,272	3,639	3,790
	14,517	16,398	44,117	54,618
Other revenues from managed and
affiliated properties	1,045	1,286	3,348	7,749
Total revenues	15,562	17,684	47,465	62,367

Costs and expenses:
Costs and operating expenses	6,964	7,518	20,668	23,325
Advertising and promotion	1,331	1,427	4,155	4,227
Administrative and general	3,232	3,123	9,811	9,713
Human resources	213	320	673	929
Maintenance	828	890	2,451	2,724
Rentals	104	386	3,139	4,161
Property taxes	348	281	1,051	1,026
Depreciation and amortization	1,349	1,321	4,058	4,571
	14,369	15,266	46,006	50,676
Other expenses from managed and
affiliated properties	1,045	1,286	3,348	7,749
Total costs and expenses	15,414	16,552	49,354	58,425

Income from Management Agreement settlement, net	--	3,279	--	3,279

Operating income (loss)	148	4,411	(1,889)	7,221

Other income (deductions):
Interest expense	(718)	(744)	(2,152)	(2,233)
Interest income	124	312	332	925
Foreign exchange gain (loss)	3	(9)	(15)	2
Gain on sales of assets and dissolution of development partnership	41,876	138	41,874	581
	41,285	(303)	40,039	(725)

Income before income taxes	41,433	4,108	38,150	6,496
Income tax provision	14,054	1,316	13,092	2,108
Net income	27,379	2,792	25,058	4,388

Retained earnings at beginning of period	11,834	12,596	14,155	15,068
Dividends	(3,698)	--	(3,698)	(4,068)
Retained earnings at end of period	$35,515	$15,388	$35,515	$15,388

Net income per share	$7.41	$0.76	$6.78	$1.19
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2009	2008
Cash provided by operating activities
Net income	$25,058	$4,388
Adjustments to reconcile net income to cash provided by operatingactivities
Depreciation and amortization of property and equipment	4,058	4,571
Other amortization	58	31
Prepaid and deferred federal and state income tax provision	11,762	543
Gain on sales of assets and dissolution of partnership	(41,874)	(581)
Changes in assets and liabilities
Restricted cash	92	1,533
Accounts and notes receivable	685	(3,436)
Inventories	70	44
Prepaid expenses and other	184	(6)
Accounts payable	(368)	(1,387)
Advance deposits	(18)	(1,399)
Accrued income taxes	2,112	230
Accrued liabilities	(3,462)	(1,870)
Cash provided (used) by operating activities	(1,643)	2,661

Cash provided (used) by investing activities
Proceeds from sales of assets	258	938
Payments received from development partnership	9,412	125
Expenditures for property and equipment	(3,300)	(2,434)
Payments received on long-term receivables and advances	221	974
New loans and advances	(560)	(62)
Cash provided (used) by investing activities	6,031	(459)

Cash used by financing activities
Repayments of long-term debt	(861)	(781)
Cash dividends paid	(925)	(4,438)
Cash used by financing activities	(1,786)	(5,219)

Net increase (decrease) in cash	2,602	(3,017)
Cash and cash equivalents at beginning of period	37,463	32,620
Cash and cash equivalents at end of period	$40,065	$29,603

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2009 nine-month period and the 2008 nine-month period was approximately $2,135,000 and $2,215,000, respectively (see Note 4,  Borrowing Arrangements).  Net refunds received for income taxes in the first nine months of 2009 was approximately $765,000.  Net cash paid for income taxes in the first nine months of 2008 was approximately $1,320,000.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Long-Term Receivables and Advances

	(in thousands)
	September 30,2009	December 31,2008
Sharm El Sheikh, Egypt (a)	$1,011	$1,215
Luxor, Egypt (b)	1,363	0
Other	228	187
Total long-term receivables	2,602	1,402
Less: current portion	898	410
Net long-term receivables	$1,704	$992

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

(b)
These loans, in the original amount of $1,363,100, were made in August 2009 to the owner of Sonesta St. George Hotel Luxor and Sonesta St. George Cruise Ship, which are both managed by the Company.  The loans consisted of cash advances of $500,000, and the conversion of receivables for fees and expenses due to the Company totaling $863,100.  The Company made these loans to assist the owner with the financing of improvements to the Sonesta St. George Hotel Luxor, which included additional guest rooms and meeting/function space.  The interest rate is 5.25%, and payments of interest and principal will commence in January 2010.  The last payment is due October 2011.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment in Development Partnership

The Company was a 50% limited partner in a development partnership which owned the land and improvements formerly comprising the Sonesta Beach Resort Key Biscayne.  The Company contributed the land and improvements to the partnership in April 2005.  The Company deferred the $64,481,000 gain on the transfer due to the Company’s continuing involvement in the partnership.

The intent of the partnership was to develop a new condominium resort on the Resort site, but due to permitting issues and the deterioration of the real estate market in South Florida these plans did not materialize. The partnership sold the Resort land and improvements in September 2009 for $78 million in cash.  In connection with this sale, the Company received $12,076,000 in September 2009, consisting of repayment of advances made to the partnership during 2009 of $2,664,000 and $9,412,000 for its share of the sale proceeds.

The sale ended the Company’s continuing involvement in the resort and resulted in the Company recognizing a pre-tax gain of $41,843,000 during the 2009 third quarter.  The gain consists of the $64,481,000 previously deferred gain, plus the $9,412,000 of sale proceeds received during the third quarter of 2009, less the Company’s carrying value of its investment in the partnership (see table below).  The carrying value of the investment was adjusted by $1,616,000 during the 2009 third quarter upon final reconciliation of the property’s book and tax basis.

Reconciliation of Gain (x $1000)
Deferred gain	$64,481
Additional proceeds	9,412
Less investment	(32,050)
Gain recognized	$41,843

4.	Borrowing Arrangements

The Company’s debt consists of a first mortgage note held by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The principal balance outstanding at September 30, 2009 and December 31, 2008 was $32,142,000 and $33,002,000, respectively.  The debt is secured by a first mortgage on the Royal Sonesta Hotel Boston property, which is included in fixed assets at a net book value of $19,792,000 at September 30, 2009.

The interest rate is 8.6% for the term of the loan, and the loan matures in July 2010.  Monthly payments of interest and principal are $332,911.  Management is currently evaluating refinancing options available to replace this loan on or before July 2010.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Direct departmental costs
Rooms	$2,640	$2,740	$7,344	$8,119
Food and beverage	3,175	3,238	9,743	10,711
Heat, light and power	533	811	1,772	2,271
Other	616	729	1,809	2,224
	$6,964	$7,518	$20,668	$23,325

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2009 and 2008 follows:

Three-month period ended September 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$13,675	$842	$14,517
Other revenues from managed and
affiliated properties	--	1,045	1,045
Total revenues	13,675	1,887	15,562
Operating income before depreciation and amortization expense	2,614	(1,119)	1,495
Depreciation and amortization	(1,284)	(64)	(1,348)
Interest income (expense), net	(716)	121	(595)
Other income	--	41,881	41,881
Segment pre-tax income	614	40,819	41,433

Segment assets	39,395	44,812	84,207
Segment capital additions	527	7	534

Nine-month period ended September 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$41,131	$2,986	$44,117
Other revenues from managed and
affiliated properties	--	3,348	3,348
Total revenues	41,131	6,334	47,465
Operating income before depreciation and amortization expense	5,446	(3,277)	2,169
Depreciation and amortization	(3,863)	(195)	(4,058)
Interest income (expense), net	(2,143)	323	(1,820)
Other income (deductions)	(4)	41,863	41,859
Segment pre-tax income	(564)	38,714	38,150

Segment assets	39,395	44,812	84,207
Segment capital additions	3,237	63	3,300

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

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Numerator:
Net Income	$27,379	$2,792	$25,058	$4,388

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income per share of common stock	$7.41	$0.76	$6.78	$1.19

8.           Pension Plan

The components of the net periodic pension expense (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Nine Months ended September 30
	2009	2008

Service cost	$62	$0
Interest cost	1,197	1,237
Expected return on assets	(1,287)	(1,416)
Recognized actuarial (gain) loss	152	(36)
Net expense (credit) included in the consolidated statements of operations	$124	$(215)

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan we refer to footnote 8 of the Company’s 2008 Annual Report filed on Form 10-K.

The Company contributed $934,000 to the Plan in 2009.

The Company does not have any other post-retirement benefit plans.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS OF 2009 COMPARED TO 2008

During the first nine months of 2009 the Company recorded net income of $25,058,000, or $6.78 per share, compared to net income of $4,388,000, or $1.19 per share, during the first nine months of 2008.

During the third quarter of 2009 the Company recorded a pre-tax gain of $41,843,000 on the dissolution of a development partnership, in which the Company owned a 50% limited partnership interest.  The partnership sold its assets, comprising the former Sonesta Beach Resort Key Biscayne, during September 2009 (see Note 3, Investment in Development Partnership).  Pre-tax earnings at Royal Sonesta Hotel Boston decreased by $2,908,000 to a loss of $935,000 during the first nine months of 2009.  The Company’s loss from management activities increased, primarily due to lower management fee income from the Company’s hotels in Egypt, and from lower fee income from Sonesta BayFront Hotel Coconut Grove and Trump International Beach Resort Sunny Isles.  The management agreement for the Sunny Isles property was terminated by the Company effective April 1, 2008.  Interest income decreased by $593,000 primarily due to lower rates of return on the investment of the Company’s cash balances.  Net income during the 2008 period included pre-tax income of $3,279,000 related to the settlement of a dispute with the owner of Trump International Sonesta Beach Resort Sunny Isles.  A detailed analysis of the revenue and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2009	2008
Royal Sonesta Hotel Boston	400	$18,138	$23,434
Royal Sonesta Hotel New Orleans	500	22,994	24,911
Management and service fees and other revenues		2,985	6,273
Total revenues, excluding revenues from managed and affiliated properties		$44,117	$54,618

Total revenues for the first nine months of 2009 were $44,117,000 compared to $54,618,000 in the same period in 2008, a decrease of approximately $10,501,000.

Royal Sonesta Hotel Boston reported revenues of $18,138,000 during the first nine months of 2009 compared to $23,434,000 during the same period in 2008, representing a $5,296,000, or 23%, decrease.  Room revenues decreased by $3,819,000 due to a 24% decrease in room revenues per available room (“REVPAR”).  Occupancy levels as well as average daily room rates achieved declined during the first nine months of 2009 compared to previous year.  The decrease in room revenues was almost entirely due to a decrease in room nights from the group and convention market segment.  Business from this market segment depends heavily on high levels of corporate spending, which has been severely impacted by the ongoing economic recession.  The decrease in group and convention business affects all of the hotel’s direct competitors, which has created competition for available transient business in the City of Boston.  Room nights sold in the transient market segment actually increased slightly in the first nine months of 2009, but the hotel had to reduce its rates substantially to capture this business.  Revenue from other sources, which are primarily from food and beverage sales, decreased by $1,477,000 in the first nine months of 2009 compared to last year.  This was mainly due to a decrease in banquet revenues, which depend heavily on group and convention activity at the hotel.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel New Orleans reported a decrease in revenues of $1,917,000, or 8%, to $22,994,000 during the nine month period ending September 30, 2009.  Room revenues decreased by $1,620,000 due to a 10% REVPAR decrease.  The hotel’s average daily room rate decreased by a slight 3%, which meant that the decreased revenues were mostly the result of lower occupancy levels.  Similar to the decline in room revenues at Royal Sonesta Hotel Boston, the major reason for the decrease was a reduction in group and convention business.  Revenues from other sources decreased by $297,000, or 3%.  Decreases in banquet revenues due to reduced group and convention business was partially offset by increased beverage sales.  This increase was mainly due to the transformation of the hotel’s main lounge into the Irvin Mayfield’s Jazz Playhouse, which resulted in much higher beverage sales from this outlet.

Revenues from management activities decreased from $6,273,000 during the first nine months of 2008 to $2,985,000 during the same period in 2009.  Management income from the Company’s collection of managed hotels and cruise ships in Egypt decreased by $827,000 in the 2009 period.  Business levels in Egypt have declined only moderately.  The Company’s fee income has decreased mainly due to the fact that it will not achieve certain profit levels which it needs to achieve to earn an incentive fee in two of its managed resorts in Egypt.  Management income from Sonesta BayFront Hotel Coconut Grove decreased by $761,000 in 2009 compared to last year.  The Company is committed to an annual minimum return payment to the hotel’s owner, and the Company’s policy is to eliminate fees from its income if it does not expect to earn the annual minimum return.  As a result, the Company did not record any fee income from the Coconut Grove hotel during the first nine months of 2009.  Management income during the 2008 period included $840,000 from Trump International Sonesta Beach Resort Sunny Isles.  The management agreement for this hotel was terminated by the Company effective April 1, 2008.  The remaining decrease in management income was due to lower fee income from two hotels in St. Maarten to which the Company has licensed the use of its name, and lower income earned from corporate services, including purchasing, training and reservation services.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2009	2008
Royal Sonesta Hotel Boston	$1,222	$4,207
Royal Sonesta Hotel New Orleans	361	517
Operating income from hotels after management and service fees	1,583	4,724
Management activities and other	(3,472)	(782)
Subtotal	(1,889)	3,942
Income from Management Agreement settlement, net	--	3,279
Operating income (loss)	$(1,889)	$7,221

The operating loss for the nine-month period ended September 30, 2009 was $1,889,000, compared to operating income of $7,221,000 in the same period in 2008, a decrease of approximately $9,110,000.

Royal Sonesta Hotel Boston reported operating income of $1,222,000 during the first nine months of 2009 compared to $4,207,000 during the same period in 2008, a decrease of $2,985,000.  Revenues decreased by $5,296,000, which decrease was partially offset by a decrease in expenses of $2,311,000, or 12%.  Costs and operating expenses decreased by $1,577,000, or 14%, primarily due to lower payroll costs.  The hotel has reduced staffing levels in all operating departments, and in addition eliminated certain management positions.  Employee benefit costs also decreased due to the elimination of matching contributions to the Company’s 401(k) plan, and the elimination of bonuses for the year 2009.  Other decreases in expenses included lower administrative and general and human resources expenses, advertising and repairs and maintenance costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income at Royal Sonesta Hotel New Orleans decreased from $517,000 during the nine month period ending September 30, 2008 to $361,000 during the nine period ending September 30, 2009.  Decreases in revenues of $1,917,000 were for a large part offset by a decrease in expenses of $1,761,000.  The decrease in expenses was mainly due to lower costs and operating expenses and rent expense.  Costs and operating expenses decreased by $719,000, mainly due to lower payroll and benefits costs and lower utility costs.  Rent expense decreased by $1,102,000.  The Company operates the Royal Sonesta Hotel New Orleans under a lease, which stipulates a rent payable to the landlord equal to 75% of net cash flow.  The rent savings was due to lower operating profits, as well as an increase in capital expenditures in 2009 compared to 2008.  Capital expenditures are deductible from cash flow for rent purposes.

The Company’s loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, increased from $782,000 during the first nine months of 2008 to $3,472,000 during the first nine months of 2009.  Revenues decreased by $3,288,000 and expenses related to these management activities decreased by $598,000.  The decrease in expenses was mainly due to lower depreciation expense.  The 2008 first quarter included accelerated depreciation of an investment the Company made in Trump International Sonesta Beach Resort Sunny Isles, following the Company’s termination of the management agreement for this hotel effective April 1, 2008.

Operating income during the 2008 period included $3,279,000 resulting from the settlement of a dispute with the owner of Trump International Sonesta Beach Resort Sunny Isles.  The Company terminated the management agreement for this hotel effective April 1, 2008.  A dispute regarding a termination payment was settled during the 2008 third quarter which resulted in additional income recorded by the Company of $3,279,000.  This amount related to fees which the Company did not previously record since the hotel’s profits were insufficient to pay them and collectability was uncertain.

OTHER INCOME (DEDUCTIONS)

Interest income decreased by $593,000 to $332,000 in the nine month period ending September 30, 2009.   The decrease was mainly due to lower income earned on the investment of the Company’s cash balances, due to lower rates of return.  In addition, the 2008 period included interest earned on a loan to the owner of Sonesta BayFront Hotel Coconut Grove, which was repaid in October 2008.

During the 2009 third quarter the Company reported a gain of $41,843,000 following the dissolution of a development partnership in which the Company was a 50% limited partner.  The partnership sold the land and improvements comprising the former Sonesta Beach Resort Key Biscayne in September 2009.  For full details please see Note 3, Investment in Development Partnership.  The gain on sale of $581,000 in the nine month period ended September 30, 2008 was primarily from the sale of a non-essential asset in New York and a gain on the sale of art.

THIRD QUARTER 2009 COMPARED TO 2008

During the third quarter of 2009 the Company recorded net income of $27,379,000, or $7.41 per share, compared to net income of $2,792,000, or $0.76 per share, in the third quarter of 2008.

During the third quarter of 2009 the Company recorded a gain of $41,843,000 following the dissolution of a development partnership in which the Company was a 50% limited partner.  The partnership sold the land and improvements which comprising the former Sonesta Beach Resort Key Biscayne during the 2009 third quarter (see Note 3, Investment in Development Partnership).  Pre-tax income at Royal Sonesta Hotel Boston decreased from $1,606,000 to $760,000 in the third quarter of 2009 compared to last year.  Demand for hotels in Boston remains weak amidst the economic recession.  Pre-tax loss at Royal Sonesta Hotel New Orleans decreased from $570,000 in the 2008 third quarter to $147,000 during the 2009 third quarter.  2008 results were affected by Hurricane Gustav, which did not do any damage to the property but resulted in numerous cancellations during the month of September 2008.  Income from management activities decreased due to lower income from the Company’s hotels and ships in Egypt as well as lower management income from Sonesta BayFront Hotel Coconut Grove.  A detailed analysis of revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expense from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2009	2008
Royal Sonesta Hotel Boston	400	$7,637	$9,105
Royal Sonesta Hotel New Orleans	500	6,039	5,803
Management and service fees and other revenues		841	1,490
Total revenues, excluding revenues from managed and affiliated properties		$14,517	$16,398

Total revenues for the quarter ended September 30, 2009 were $14,517,000 compared to $16,398,000 in the quarter ended September 30, 2008, a decrease of approximately $1,881,000.

Royal Sonesta Hotel Boston reported revenues during the third quarter of 2009 of $7,637,000 compared to $9,105,000 in the 2008 third quarter, a decrease of $1,468,000, or 16%.  Room revenues decreased by $1,218,000, due to a 19% decrease in room revenues per available room (“REVPAR”).  Occupancies during the 2009 third quarter were virtually the same as during the 2008 third quarter, but the hotel had to substantially reduce its rates.  Due to reduced corporate spending, the hotel continues to fall short in room nights sold to the group and convention market segment, and has attempted to make up the lost occupancy with transient business.  Fierce competition for this business has resulted in much lower rates.  Revenues from other sources, primarily food and beverage revenues, were down by $251,000 compared to the 2008 third quarter, a 9% decrease.  Reductions in banqueting revenues caused by the loss of group and convention business were partially offset by increased revenues from the hotel’s Art Bar restaurant.

Revenues at Royal Sonesta Hotel New Orleans increased by $236,000 to $6,039,000 in the 2009 third quarter compared to last year.  Room revenue increased by $148,000 due to a 4% REVPAR increase.  The increase was entirely from increased occupancy levels.  Revenues from other sources increased by $88,000, primarily due to higher food and beverage revenues as a result of the increased occupancy levels.  Business during the month of September 2008 was affected by Hurricane Gustav, which, even though it did not do any damage to the hotel, caused numerous cancellations during that month, resulting in a loss of revenues of approximately $500,000.

Revenues from management activities decreased from $1,490,000 during the 2008 third quarter to $841,000 during the 2009 third quarter.  Management fee income from the Company’s collection of managed hotels and cruise ships in Egypt decreased by $264,000, and fee income from Sonesta BayFront Hotel Coconut Grove decreased by $207,000.  The Company is committed to an annual minimum return to the owner of the Coconut Grove hotel, and forecasts indicate that the hotel will not be able to earn sufficient income to provide this minimum annual return.  As a result, the Company eliminated fee income from its 2009 revenues.  The remaining decrease was from lower fee income from two hotels in St. Maarten, to which the Company licenses the use of its name, and from lower income from corporate support activities, including training and purchasing services.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2009	2008
Royal Sonesta Hotel Boston	$1,480	$2,349
Royal Sonesta Hotel New Orleans	(149)	(570)
Operating income from hotels after management and service fees	1,331	1,779
Management activities and other	(1,183)	(647)
Subtotal	148	1,132
Income from Management Agreement settlement, net	--	3,279
Operating income	$148	$4,411

Operating income during the quarter ended September 30, 2009 was $148,000, compared to operating income of $4,411,000 during the quarter ended September 30, 2008, a decrease of approximately $4,263,000.

Royal Sonesta Hotel Boston reported operating income of $1,480,000 during the 2009 third quarter compared to $2,349,000 during the 2008 third quarter, a decrease of $869,000.  Revenue decreases of $1,468,000 during the 2009 third quarter were partially offset by decreased expenses of $599,000.  The decrease in expenses was primarily from a $320,000 decrease in costs and operating expenses, mainly due to lower payroll and employee benefits costs.  The hotel also reported lower administrative and general and human resources expenses, and lower repairs and maintenance and sales and marketing costs.

Operating losses during the third quarter, traditionally the slowest quarter of the year, at Royal Sonesta Hotel New Orleans decreased from $570,000 in 2008 to $149,000 in 2009.  Revenues increased by $236,000 and expenses decreased by $185,000.  The decrease in expenses was primarily from decreased costs and operating expenses, due to lower payroll and benefits costs.  Increases in administrative in general expense, sales and marketing costs and real estate taxes were offset by a decrease in rent expense.

The operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, increased by $536,000 from $647,000 during the 2008 third quarter to $1,183,000 during the 2009 third quarter.  Revenue decreases from these activities of $649,000 were partially offset by a slight decrease in expenses related to these activities of $113,000.

Operating income during the 2008 period included $3,279,000 resulting from the settlement of a dispute with the owner of Trump International Sonesta Beach Resort Sunny Isles.  The Company terminated the management agreement for this hotel effective April 1, 2008.  A dispute regarding a termination payment was settled during the 2008 third quarter which resulted in additional income recorded by the Company of $3,279,000.  This amount related to fees which the Company did not previously record since the hotel’s profits were insufficient to pay them and collectability was uncertain.

OTHER INCOME (DEDUCTIONS)

During the third quarter of 2009 the Company reported a gain of $41,843,000 following the dissolution of a development partnership in which the Company owned a 50% limited interest.  The partnership sold the land and improvements formerly comprising Sonesta Beach Resort Key Biscayne during the 2009 third quarter (see Note 3, Investment in Development Partnership).  Also included in the third quarter of 2009 is a gain of approximately $34,000 on the sale of a condominium unit in Trump International Sonesta Beach Resort Sunny Isles, which the Company managed until April 1, 2008.  The gain on sale in the third quarter of 2008 was primarily from the sale of art.

Interest income decreased by $188,000 to $124,000 in the third quarter of 2009, primarily due to lower income earned on the investment of the Company’s cash balances, due to lower rates of return.  In addition, included in the 2008 third quarter was interest earned on a loan to the owner of Sonesta BayFront Hotel Coconut Grove, which was repaid in October 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the first nine months of 2009 the Company recorded a tax expense of $13,092,000 on pre-tax income of $38,150,000.  This tax expense is approximately the same as the statutory federal income tax rate.  State tax expense on income attributed to Louisiana, Florida and Massachusetts was partially offset by general business tax credits and an adjustment to the gain reported on the Key Biscayne transaction (see Note 4) which is not subject to tax.  The Company’s tax expense during the first nine months of 2008 was lower than the statutory rate because the Company benefitted from credits for foreign taxes paid in previous years which had been carrying forward.  Those credits more than offset the state income taxes due on the Company’s income from Royal Sonesta Hotel New Orleans and Royal Sonesta Hotel Boston.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $40,000,000 at September 30, 2009.  Company management believes these cash resources will be adequate to meet its cash requirements for 2009 and beyond.

In September 2009 the Company received $12,076,000 in connection with the sale by a partnership, in which the Company owned a 50% limited partnership interest, of the land and improvements formerly comprising Sonesta Beach Resort Key Biscayne.  This payment included the repayment of advances made by the Company to the partnership during 2009 of $2,664,000 and, in addition, $9,412,000 for its share of the sale proceeds of the assets (see Note 3, Investment in Development Partnership).

In September 2009, the Company declared a special dividend of $1.00 per share ($3,698,000) which was paid on November 9, 2009.  At September 30, 2009 this amount was included under accounts payable on the Company’s balance sheet.  On January 2, 2009, the Company paid a dividend on its common stock of $0.25 per share, for a total of $925,000.

The Company contributed $934,000 to its pension plan in 2009.

In August 2009, the Company loaned a total of $1,363,000 to the owner of Sonesta St. George l Luxor and Sonesta St. George Cruise Ship, which are both managed by the Company.  The loan consisted of cash advances of $500,000 and a conversion of receivables for fees and expenses due to the Company from the hotel and the ship.

The Company’s mortgage loan secured by Royal Sonesta Hotel Boston (see Note 4, Borrowing Arrangements) matures in July 2010.  As a result, the total balance at September 30, 2009 of $32,142,000 is included in current liabilities.  Company management is currently evaluating options to replace this loan on or before July 2010.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates.   The Company uses fixed rate debt to finance the ownership of one of its properties.  The table that follows summarizes the Company’s fixed rate debt obligations outstanding at September 30, 2009.  This information should be read in conjunction with Note 4—Borrowing Arrangements.

Short and Long Term Debt (in thousands) maturing in:

	YEAR
	2009	2010	Total	Fair Value
Fixed rate	$302	$31,840	$32,142	$32,142
Average interest rate	8.6%	8.6%

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2009.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 5 and 6

Not applicable during the quarter ended September 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 13, 2009