Form 10-Q
period 2010-05-14
SONESTA INTERNATIONAL HOTELS CORP
filed 2010-05-14
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of May 12, 2010 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — March 31, 2010 (unaudited) and December 31, 2009	1

	Condensed consolidated statements of operations — Three-month periods ended March 31, 2010 and 2009 (unaudited)	3

	Condensed consolidated statements of cash flows — Three-month periods ended March 31, 2010 and 2009 (unaudited)	4

	Notes to condensed consolidated financial statements — March 31, 2010 and 2009	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — March 31, 2010	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	16

Item 4.	Internal Controls and Procedures	17

Part II. Other Information

	Signature page	19

Exhibits 10.26
Amendment to partnership agreement of SBR-Fortune Associates, LLLP, dated as of June 18, 2009.  This agreement was previously filed with our report on Form 10-Q on August 13, 2009 but certain portions were omitted pursuant to a request for confidential treatment at that time.  The attached is a complete copy of the agreement.

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

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 (unaudited) and December 31, 2009

	(in thousands)
	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$26,441	$35,557
Accounts and notes receivable:
Trade, less allowance of $74 ($70 at December 31, 2009) fordoubtful accounts	5,010	5,092
Other, including current portion of long-term receivables andadvances	1,558	1,242
Total accounts and notes receivable	6,568	6,334
Inventories	603	623
Current deferred tax assets	553	476
Prepaid expenses and other current assets	1,365	1,242
Total current assets	35,530	44,232

Restricted cash	5,000	--

Long-term receivables and advances	1,529	1,354

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	25,721	25,721
Furniture and equipment	31,459	30,859
Leasehold improvements	9,122	9,109
Projects in progress	--	64
	68,404	67,855
Less accumulated depreciation and amortization	34,927	33,585
Net property and equipment	33,477	34,270

Other long-term assets	1,352	875
	$76,888	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 (unaudited) and December 31, 2009

	(in thousands)
	March 31, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$536	$594
Accounts payable	2,866	2,887
Advance deposits	1,292	1,103
Accrued income taxes	562	327
Accrued liabilities:
Salaries and wages	1,169	1,278
Rentals	1,023	3,741
Interest	176	236
Pension and other employee benefits	2,463	2,064
Interest rate swap	742	--
Other	1,400	1,028
	6,973	8,347
Total current liabilities	12,229	13,258

Long-term debt	31,464	31,245

Pension liability, non-current	6,195	6,554

Other non-current liabilities	992	1,082

Deferred tax liabilities	1,017	1,939

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	34,542	35,734
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(2,380)	(1,910)
Total stockholders’ equity	24,991	26,653
	$76,888	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31

	2010	2009
Revenues:
Rooms	$8,190	$7,419
Food and beverage	4,114	3,477
Management, license and service fees	1,399	1,126
Parking, telephone and other	1,059	1,081
	14,762	13,103
Other revenues from managed and affiliated properties	1,370	1,221
Total revenues	16,132	14,324

Costs and expenses:
Costs and operating expenses	7,313	6,585
Advertising and promotion	1,562	1,376
Administrative and general	3,075	3,211
Human resources	280	251
Maintenance	878	846
Rentals	1,145	1,525
Property taxes	280	354
Depreciation and amortization	1,380	1,355
	15,913	15,503
Other expenses from managed and affiliated properties	1,370	1,221
Total costs and expenses	17,283	16,724

Operating loss	(1,151)	(2,400)

Other income (deductions):
Interest expense	(567)	(716)
Interest income	60	123
Foreign exchange loss	(5)	(11)
Gain (loss) on sales of assets	(4)	2
	(516)	(602)

Loss before income tax benefit	(1,667)	(3,002)
Income tax benefit	(475)	(790)
Net loss	(1,192)	(2,212)

Cash dividends	--	--
Retained earnings at beginning of period	35,734	14,155
Retained earnings at end of period	$34,542	$11,943

Net loss per share of common stock	$(0.32)	$(0.60)

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2010	2009
Cash used for operating activities
Net loss	$(1,192)	$(2,212)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization of property and equipment	1,380	1,355
Other amortization	35	23
Deferred federal and state tax benefit	(726)	(934)
Loss (gain) on sales of assets	4	(2)

Changes in assets and liabilities
Restricted cash	--	158
Accounts and notes receivable	33	613
Inventories	20	78
Prepaid expenses and other	(39)	(160)
Accounts payable	(21)	(186)
Advance deposits	189	286
Federal, foreign and state income taxes	200	118
Accrued liabilities	(2,565)	(4,292)
Cash used for operating activities	(2,682)	(5,155)

Cash used for investing activities
Expenditures for property and equipment	(585)	(1,847)
Payments received on long-term receivables and advances	340	69
Investment in development partnership	--	(842)
Proceeds from sales of assets	7	33
New loans and advances	(958)	(36)
Cash used for investing activities	(1,196)	(2,623)
Cash used for financing activities
Proceeds from issuance of long-term debt	32,000	--
Cost of financing	(399)	--
Payments on refinancing of long-term debt	(31,644)	--
Restricted cash	(5,000)	--
Scheduled payments on long term debt	(195)	(291)
Cash dividends paid	--	(925)
Cash used for financing activities	(5,238)	(1,216)

Net decrease in cash	(9,116)	(8,994)
Cash and cash equivalents at beginning of period	35,557	37,463
Cash and cash equivalents at end of period	$26,441	$28,469

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2010 three-month period and the 2009 three-month period was approximately $603,000 and $708,000, respectively.   Cash paid for income taxes in the first quarter of 2010 and 2009 was approximately $51,000 and $23,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after March 31, 2010 through the date this report was filed.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Long-Term Receivables and Advances

	(in thousands)
	March 31,2010	December 31,2009
Sharm El Sheikh, Egypt (a)	$869	$940
Sharm El Sheikh, Egypt (b)	475	--
Luxor, Egypt (c)	1,089	1,311
St. Maarten, Netherlands Antilles (d)	284	--
Other	199	215
Total long-term receivables and advances	2,916	2,466
Less: current portion	1,387	1,112
Net long-term receivables and advances	$1,529	$1,354

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

(b)
This loan, in the original amount of $500,000, was made in January 2010 to the owner of Sonesta Beach Resort Sharm El Sheikh.  The interest rate is 5.25%, and the loan has a three year term.  Monthly payments of principal and interest of $15,075 commenced in February 2010.

(c)
These loans, in the original amount of $1,363,000, were made in August 2009 to the owner of Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise Ship, which are both managed by the Company.  The loans consist of cash advances of $500,000, and the conversion of receivables for fees and expenses due to the Company totaling $863,000.  The Company made these loans to assist the owner with the financing of improvements to the Sonesta St. George Hotel Luxor, which included additional guest rooms and meeting/function space.  The interest rate is 5.25%, and monthly payments of interest and principal commenced in November 2009.  The last payment is due October 2011.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)
In February 2010, the Company agreed to loan up to $1,000,000 to the owners of two hotels in St. Maarten, to which the Company licenses the use of its name.  At the same time, the license agreements for these hotels were extended until December 2019, with a mutual cancellation option beginning in May 2015.  The proceeds will be used to fund improvements at both of the properties.  The Company expects to fund the entire loan amount in 2010.  The loans shall be repaid in 10 annual payments of $100,000, the first of which will be due on March 31, 2011.  Interest is due quarterly and will be based on LIBOR plus a surcharge based on increases in room revenues from year to year.  The maximum surcharge is 1.5% per annum.  The Company is accounting for this loan using an effective interest rate of 6% and has discounted the loan accordingly.  The discount has been recorded as an other long-term asset and is amortized over the remaining term of the license agreements.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note payable by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The mortgage loan was refinanced in February 2010.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The new loan, which will mature March 1, 2015, has a variable rate based on LIBOR, but the Company has entered into an interest swap agreement that provides for a 6.4% fixed interest rate for the term of the loan.  Payments of interest and principal, based on a 25 year amortization period, will be approximately $650,000 per quarter.

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $19,012,000 at March 31, 2010.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000.  This cash collateral account will be released over a two year period provided the Hotel achieves certain debt service coverage ratios.  The loan is subject to a maximum loan to value ratio, and to minimum debt service coverage ratios, which will be tested quarterly based on trailing twelve month earnings of the Hotel.

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2010	2009
Direct departmental costs
Rooms	$2,435	$2,156
Food and beverage	3,610	3,152
Heat, light and power	618	662
Other	650	615
	$7,313	$6,585

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month periods ending March 31, 2010 and 2009 follows:

Quarter ended March 31, 2010
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$13,359	$1,403	$14,762
Other revenues from managed and
affiliated properties	--	1,370	1,370
Total revenues	13,359	2,773	16,132
Operating income (loss) before depreciation and amortization expense	1,044	(815)	229
Depreciation and amortization	(1,313)	(67)	(1,380)
Interest income (expense), net	(564)	57	(507)
Other deductions	--	(9)	(9)
Segment pre-tax loss	(833)	(834)	(1,667)

Segment assets	42,996	33,892	76,888
Segment capital additions	509	76	585

Quarter ended March 31, 2009
	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$11,970	$1,133	$13,103
Other revenues from managed and
affiliated properties	--	1,221	1,221
Total revenues	11,970	2,354	14,324
Operating loss before depreciation and amortization expense	(24)	(1,021)	(1,045)
Depreciation and amortization	(1,290)	(65)	(1,355)
Interest income (expense), net	(713)	120	(593)
Other deductions	--	(9)	(9)
Segment pre-tax loss	(2,027)	(975)	(3,002)

Segment assets	74,111	45,418	119,529
Segment capital additions	1,799	48	1,847

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)
	Three Months ended March 31
	2010	2009

Net Loss	$(1,192)	$(2,212)

Unrealized loss on interest rate swap, net of tax of $272	$(470)	$--

Comprehensive loss	$(1,662)	$(2,212)

7.	Earnings (Loss) per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic income or losses per share of common stock (in thousands except for per share data):

	Three months ended March 31
	2010	2009
Numerator:
Loss from operations	$(1,192)	$(2,212)

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Loss per share of common stock	$(0.32)	$(0.60)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Three Months ended March 31
	2010	2009

Service cost	$--	$21
Interest cost	405	408
Expected return on assets	(414)	(429)
Recognized actuarial loss	41	23
Net expense included in the consolidated statements of operations	$32	$23

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

The Company currently plans to make quarterly contributions of approximately $391,000 to the Pension Plan on April 15, July 15 and October 15, 2010, and on January 15, 2011.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

9.	Derivative Financial Instruments

In February 2010, the Company refinanced an existing mortgage loan with a new loan, which has a variable rate based on LIBOR (see note 3 – Borrowing arrangements).  The Company entered into an interest rate swap agreement to manage the interest rate risk associated with this loan.  The critical terms of the swap agreement match the critical terms of the mortgage loan.  Therefore, the Company designated the interest rate swap as a cash flow hedge of the variable rate borrowings.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  The counterparty to the Company’s swap agreement is a financial institution with investment grade credit ratings.  Prior to 2010 the Company did not engage in any derivative activities.

Cash Flow Hedging Strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt).  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period.

The interest rate swap agreement the Company entered into manages the interest rate risk on its mortgage loan described in note 3.  The forward-starting interest rate swap with a notional amount of $32,000,000 converts the variable rate of LIBOR plus 3.35% on the $32,000,000 principal amount of the loan to a fixed rate of 6.4% for the 5 year term of the loan.

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in income unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a $(742,000) liability as of March 31, 2010.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at March 31, 2010 is as follows:

(in thousands)
Liability Derivatives
2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$742
Total derivatives designated as hedging instruments	$742

Derivatives not designated as hedging instruments:	$--

Total derivatives	$742

The effect of derivative instruments on the statement of operations for the three month period ended March 31, 2010 is as follows (in thousands):

	Pre-tax Loss Recognized in OCI on Derivative (Effective Portion)		Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2010	Location of Amount Reclassified from Accumulated OCI into Income	2010

Interest rate swap	$(742)	Interest expense	$--
			__
Total	$(742)	Total	$--

10.	Fair Value Measurements

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 9). The Company determines the fair value of the swap contract based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assets (liabilities) measured at fair value on a recurring basis at March 31, 2010, was as follows (in thousands):

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Interest rate swap	$--	$(742)	$--	$(742)

The remainder of the assets and liabilities held by the Company at March 31, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by diverse nature of the Company’s customer base.  The carrying value of the Company’s term mortgage loan approximates its fair value due to its variable interest rate and proximity to the refinancing.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2010 COMPARED TO 2009

In the first quarter of 2010 the Company recorded a net loss of $1,192,000, or $(0.32) per share, compared to a net loss of $2,212,000, or $(0.60) per share, during the first quarter of 2009.

Business levels at the Company’s owned and leased hotels improved during the first quarter of 2010 compared to the same quarter in 2009.  Operating losses at Royal Sonesta Hotel Boston decreased from $1,513,000 in the first quarter of 2009 to $1,405,000 in the 2010 first quarter, a decrease of $108,000.  Royal Sonesta New Orleans recorded operating income of $1,137,000 in the 2010 first quarter compared to $199,000 last year, representing an increase of $938,000.  This increase was the result of a 12% revenue increase, and lower rent expense.  Operating losses from management activities decreased by $270,000 to $883,000 in the 2010 first quarter, due to increased management income from the Company’s hotels and ships in Egypt as well as increased franchise income.  Interest expense decreased following the refinancing of the mortgage loan secured by Royal Sonesta Hotel Boston in February 2010.  A detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2010	2009
Royal Sonesta Hotel Boston	400	$3,728	$3,350
Royal Sonesta Hotel New Orleans	500	9,631	8,620
Management and service fees and other revenues		1,403	1,133
Total revenues, excluding other revenues frommanaged and affiliated properties		$14,762	$13,103

Total revenues for the quarter ended March 31, 2010 were $14,762,000 compared to $13,103,000 in the 2009 quarter, an increase of $1,659,000.

Royal Sonesta Hotel Boston recorded first quarter 2010 revenues of $3,728,000 compared to first quarter 2009 revenues of $3,350,000, representing a $378,000, or 11%, increase.  Room revenues during the 2010 first quarter increased by $276,000, due to a 14% increase in room revenue per available room (“REVPAR”).  The hotel’s occupancy during the first quarter of 2010 surpassed last year’s by 10 percentage points.  However, the average daily rate decreased by 9%, which reflected the continuing competitive market in the 2010 first quarter due to the economic recession.  Increases in rooms revenues were primarily from the transient market segment.  The remaining increase in revenues of $102,000 was primarily from increased parking revenues and increased food and beverage revenues from the hotel’s ArtBar restaurant and banqueting department, due to the higher occupancy levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel New Orleans recorded first quarter 2010 revenues of $9,631,000 compared to $8,620,000 during the first quarter of 2009, representing a $1,011,000, or 12%, increase.  Room revenues increased by $495,000 due to a 9% REVPAR increase.  The hotel’s occupancy during the 2010 first quarter improved by 7.5 percentage points compared to last year due to improved business from both the transient and group and convention market segments.  The hotel’s average daily rate was down by a modest 3% due to a decrease in average daily rates from the group and convention market segment.  The remaining increase in revenues of $516,000 was almost entirely due to increased food and beverage revenues.  The increased occupancy levels improved restaurant and banqueting business.  In addition, the hotel recorded increased beverage revenues due to higher beverage sales from the hotel’s main lounge, which was converted into Irvin Mayfield’s Jazz Playhouse in late March 2009.  In addition, the hotel generated revenues from a newly created PJ’s coffee shop in the hotel’s lobby.  This new coffee shop outlet opened in December 2009.

Revenues from management activities increased from $1,133,000 in the 2009 first quarter to $1,403,000 during the 2010 first quarter, an increase of $270,000.  This was mainly due to a $130,000 increase in management income from the Company’s collection of hotels and cruise ships in Egypt, and a $105,000 increase in franchise income.  The franchise income included fees from Sonesta Hotel Orlando Downtown, which was reflagged as a Sonesta hotel in January 2010.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2010	2009
Royal Sonesta Hotel Boston	$(1,405)	$(1,513)
Royal Sonesta Hotel New Orleans	1,137	199
Operating loss from hotels after management and service fees	(268)	(1,314)
Management activities and other	(883)	(1,086)
Operating loss	$(1,151)	$(2,400)

Operating loss for the three-month period ended March 31, 2010 decreased by $1,249,000 to $1,151,000.

Operating losses at Royal Sonesta Hotel Boston during the traditionally slow first quarter decreased from $1,513,000 in 2009 to $1,405,000 in 2010.  Increases in revenues of $378,000 were partially offset by increased expenses of $270,000.  This expense increase was primarily due to a $333,000 increase in costs and operating expenses, representing a 13% increase.  During the 2010 first quarter, the hotel’s occupancy levels exceeded the same period in 2009 by 10 percentage points, which resulted in higher payroll expenses and increased costs for supplies.

Operating income from Royal Sonesta Hotel New Orleans increased from $199,000 during the 2009 first quarter to $1,137,000 during the 2010 first quarter, a $938,000 increase.  Revenue increases of $1,011,000 were partially offset by a very modest $73,000 increase in expenses.  Costs and operating expenses increased by $357,000, or 9%, due to higher payroll and other expenses resulting from the increase in occupancy levels during the 2010 quarter compared to 2009.  Rent expense decreased by $389,000 in the 2010 quarter compared to last year, despite an increase in operating profits.  The Company operates the Royal Sonesta New Orleans under a lease, and rent is equal to 75% of net cash flow achieved.  Capital expenditures are deducted from net cash flow for rent purposes, and in 2010 the Company expects to substantially increase capital expenditures compared to 2009, mainly due to the planned addition of a signature restaurant to the hotel.  The increased capital expenditures will result in lower rent expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company’s operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $1,086,000 during the 2009 first quarter to $883,000 during the 2010 first quarter, a decrease of $203,000.  Increases in management income of $270,000 were partially offset by a $67,000 increase in expenses related to these activities.  Increases in corporate sales and marketing expenses were partially offset by a decrease in administrative and general expense.  The decrease in administrative and general expense was mainly due to a non-recurring $150,000 expense during the 2009 first quarter related to costs incurred for a hotel project in Miami.  The Company started work on this project during 2008 but decided in February 2009 not to pursue this opportunity.

OTHER INCOME (DEDUCTIONS)

Interest income decreased from $123,000 in the 2009 first quarter to $60,000 in the 2010 first quarter.   The decrease was due to lower short-term investment income earned on the Company’s cash balances, due to the lower rates of return.

Interest expense decreased from $716,000 in the 2009 quarter to $567,000 in the 2010 first quarter.  This was the result of the refinancing in February 2010 of the mortgage loan secured by Royal Sonesta Hotel Boston.  The interest rate on the new loan is 6.4% compared to 8.6% on the loan which was repaid (see Note 3 – Borrowing Arrangements).

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the 2010 first quarter the Company recorded a tax benefit of $475,000 on its pre-tax loss of $1,667,000.  The tax benefit is lower than the statutory rate due to state taxes provided on income from Royal Sonesta Hotel New Orleans.

In the 2009 first quarter the Company recorded a tax benefit of $790,000 on its pre-tax loss of $3,002,000.  The tax benefit is lower than the statutory rate, due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans and due to foreign taxes provided on the Company’s income from its hotels in Egypt and Peru.

The Company recorded long-term deferred tax assets in the 2010 first quarter for the future federal and state income tax benefits of the losses incurred.  The Company will monitor these tax assets, and provide for valuation allowances if going forward it becomes uncertain whether it will actually receive federal and state tax benefits for these losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $26.4 million at March 31, 2010.  Company management believes these cash resources will be adequate to meet its cash requirements for 2010 and beyond.

In February 2010, the Company refinanced the mortgage loan on Royal Sonesta Hotel Boston.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The interest rate on the new 5 year loan is a variable rate based on LIBOR, but the Company has entered into an interest rate swap agreement that provides for a 6.4% interest rate for the term of the loan.  The previous loan carried an 8.6% interest rate.  Payments of interest and principal on the new loan, based on a 25 year amortization period, will be approximately $650,000 per quarter.  The payments on the previous loan totaled $999,000 per quarter.  In addition to a first mortgage on the Royal Sonesta Hotel Boston property and a $5,000,000 parent company guarantee, the Company also provided a $5,000,000 cash collateral account as additional security for the loan.  This amount is included in restricted cash on the Company’s balance sheet at March 31, 2010.  The cash collateral account will be released over a 2 year period provided the hotel achieves certain debt service coverage ratios.  The loan is subject to a maximum loan to value ratio, and to minimum debt service coverage ratios, which will be tested quarterly.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

In connection with the extension of the license agreements for two hotels in St. Maarten through December 2019 (subject to a mutual cancellation option beginning in May 2015), the Company agreed to loan the owners of these hotels up to $1 million for improvements to the properties.  The Company expects to fund these amounts during 2010.

In January 2010 the Company made a $500,000 loan to the owner of Sonesta Beach Resort Sharm El Sheikh.  The proceeds of this loan were used to complete Le Royale Sharm El Sheikh, a Sonesta Collection luxury resort.  This 165 room boutique property was built adjacent to the Sonesta Beach Resort property, and is managed by the Company.

 PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2010.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 13, 2010