Form 10-Q
period 2010-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2010-08-13
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of August 12, 2010 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed consolidated statements of operations — Three and six-month periods ended June 30, 2010 and 2009 (unaudited)	3

	Condensed consolidated statements of cash flows —Six-month periods ended June 30, 2010 and 2009 (unaudited)	4

	Notes to condensed consolidated financial statements — June 30, 2010 and 2009	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — June 30, 2010	13

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

Item 4.	Internal Controls and Procedures	20

Part II. Other Information

	Signature page	22

Exhibit 10.36	Agreement of Purchase and Sale between Sonesta Coconut Grove, Inc., and Mutiny on the Park, Ltd., dated July 1, 2010.

Exhibit 10.37	Amended and restated promissory note from Sonesta Coconut Grove, Inc., in favor of Ocean Bank, dated July 1, 2010 in the amount of $6,500,000.

Exhibit 10.38
Assignment and assumption agreement and modification of mortgage and other loan documents, dated July 1, 2010, by and between Ocean Bank, Sonesta Coconut Grove, Inc., Mutiny on the Park, Ltd. and Ricardo Dunin.

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

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 (unaudited) and December 31, 2009

	(in thousands)
	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$27,419	$35,557
Restricted cash	2,500	--
Accounts and notes receivable:
Trade, less allowance of $78 ($70 at December 31, 2009) fordoubtful accounts	5,689	5,092
Other, including current portion of long-term receivables andadvances	1,735	1,242
Total accounts and notes receivable	7,424	6,334
Inventories	616	623
Current deferred tax assets	606	476
Prepaid expenses and other current assets	1,264	1,242
Total current assets	39,829	44,232

Restricted cash	2,500	--

Long-term receivables and advances	1,724	1,354

Property and equipment, at cost:
Land and land improvements	2,102	2,102
Buildings	26,110	25,721
Furniture and equipment	30,816	30,859
Leasehold improvements	9,141	9,109
Projects in progress	13	64
	68,182	67,855
Less accumulated depreciation and amortization	35,244	33,585
Net property and equipment	32,938	34,270

Other long-term assets	1,322	875
	$78,313	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 (unaudited) and December 31, 2009

	(in thousands)
	June 30, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$545	$594
Accounts payable	3,049	2,887
Advance deposits	1,046	1,103
Accrued income taxes	349	327
Accrued liabilities:
Salaries and wages	1,727	1,278
Rentals	2,680	3,741
Interest	170	236
Pension and other employee benefits	1,670	2,064
Interest rate swap	1,688	--
Other	1,162	1,028
	9,097	8,347
Total current liabilities	14,086	13,258

Long-term debt	31,321	31,245

Pension liability, non-current	6,018	6,554

Other non-current liabilities	895	1,082

Deferred tax liabilities	942	1,939

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	35,199	35,734
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(2,977)	(1,910)
Total stockholders’ equity	25,051	26,653
	$78,313	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009
Revenues:
Rooms	$11,545	$9,718	$19,735	$17,137
Food and beverage	5,018	4,455	9,132	7,932
Management, license and service fees	1,413	1,007	2,812	2,133
Parking, telephone and other	1,163	1,317	2,222	2,398
	19,139	16,497	33,901	29,600
Other revenues from managed and affiliated properties	1,319	1,082	2,689	2,303
Total revenues	20,458	17,579	36,590	31,903

Costs and expenses:
Costs and operating expenses	8,142	7,119	15,455	13,704
Advertising and promotion	1,717	1,448	3,279	2,824
Administrative and general	3,147	3,368	6,222	6,579
Human resources	285	209	565	460
Maintenance	867	777	1,745	1,623
Rentals	1,831	1,510	2,976	3,035
Property taxes	343	349	623	703
Depreciation and amortization	1,222	1,354	2,602	2,709
	17,554	16,134	33,467	31,637
Other expenses from managed and affiliated properties	1,319	1,082	2,689	2,303
Total costs and expenses	18,873	17,216	36,156	33,940

Operating income (loss)	1,585	363	434	(2,037)

Other income (deductions):
Interest expense	(538)	(718)	(1,105)	(1,434)
Interest income	65	85	125	208
Foreign exchange loss	(7)	(7)	(12)	(18)
Loss on sales of assets	(56)	(4)	(60)	(2)
	(536)	(644)	(1,052)	(1,246)

Income (loss) before income tax provision (benefit)	1,049	(281)	(618)	(3,283)
Income tax provision (benefit)	392	(172)	(83)	(962)
Net income (loss)	657	(109)	(535)	(2,321)

Retained earnings at beginning of period	34,542	11,943	35,734	14,155
Retained earnings at end of period	$35,199	$11,834	$35,199	$11,834

Net income (loss) per share of common stock	$0.18	$(0.03)	$(0.14)	$(0.63)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2010	2009
Cash used for operating activities
Net loss	$(535)	$(2,321)
Adjustments to reconcile net loss to net cash used
for operating activities
Depreciation and amortization of property and equipment	2,602	2,709
Other amortization	70	46
Deferred federal and state income tax provision benefit	(506)	(1,137)
Loss on sales of assets	60	2
Changes in assets and liabilities
Restricted cash	--	51
Accounts and notes receivable	(672)	646
Inventories	7	41
Prepaid expenses and other	43	(211)
Accounts payable	162	(307)
Advance deposits	(57)	--
Accrued income taxes	(15)	(285)
Accrued liabilities	(1,661)	(2,690)
Cash used for operating activities	(502)	(3,456)

Cash used for investing activities
Proceeds from sales of assets, net	383	38
Expenditures for property and equipment	(1,688)	(2,766)
Payments received on long-term receivables and advances	620	140
Investment in development partnership	--	(1,834)
New loans and advances	(1,579)	(60)
Cash used for investing activities	(2,264)	(4,482)

Cash used for financing activities
Proceeds from issuance of long-term debt	32,000	--
Cost of financing	(399)	--
Payments on refinancing of long-term debt	(31,644)	--
Restricted cash	(5,000)	--
Scheduled payments on long term debt	(329)	(573)
Cash dividends paid	--	(925)
Cash used for financing activities	(5,372)	(1,498)

Net decrease in cash	(8,138)	(9,436)
Cash and cash equivalents at beginning of period	35,557	37,463
Cash and cash equivalents at end of period	$27,419	$28,027

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2010 six-month period and the 2009 six-month period was approximately $1,127,000 and $1,425,000, respectively  (see Note 3, Borrowing Arrangements).  Cash paid for income taxes during the first six months of 2010 and 2009 was approximately $437,000 and $457,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after June 30, 2010 through the date this report was filed.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Long-Term Receivables and Advances

	(in thousands)
	June 30,2010	December 31,2009
Sharm El Sheikh, Egypt (a)	$796	$940
Sharm El Sheikh, Egypt (b)	436	--
Luxor, Egypt (c)	990	1,311
St. Maarten, Netherlands Antilles (d)	517	--
New Orleans, Louisiana (e)	388	--
Other	140	215
Total long-term receivables and advances	3,267	2,466
Less: current portion	1,543	1,112
Net long-term receivables and advances	$1,724	$1,354

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

(b)
This loan, in the original amount of $500,000, was made in January 2010 to the owner of Sonesta Beach Resort Sharm El Sheikh.  The interest rate is 5.25%, and the loan has a three-year term.  Monthly payments of principal and interest of $15,075 commenced in February 2010.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(e)
This loan, in the original amount of $394,000, was made in connection with the sale by the Company in May 2010 of a laundry facility in New Orleans, Louisiana.  This loan will be repaid in 60 monthly installments, together with interest at 5%.  Loan repayments commenced in June 2010.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable.

3.	Borrowing Arrangements

Long-Term Debt

The Company’s long-term debt consists of a first mortgage note payable by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., which are the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The mortgage loan was refinanced in February 2010.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The new loan, which will mature March 1, 2015, has a variable rate based on LIBOR, but the Company has entered into an interest swap agreement that provides for a 6.4% fixed interest rate for the term of the loan.  Payments of interest and principal, based on a 25-year amortization period, will be approximately $650,000 per quarter.

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $18,967,000 at June 30, 2010.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000.  This cash collateral account will be released over a two-year period provided the Hotel achieves a debt service coverage ratio of 1.50 to 1 for eight consecutive quarters starting with the first quarter of 2010.  For the trailing 12-month period ending June 30, 2010 the actual debt service coverage ratio was 1.76 to 1.  The Company expects to achieve the required debt service ratio for the year remainder of 2010, and receive back 50% of the cash collateral in early 2011.  The loan is subject to a maximum loan-to-value ratio of 65%.  Based on an appraisal completed in January 2010, the loan to value ratio based on the “as is” market value of the hotel equaled 46%.  The loan is also subject to a minimum debt service coverage ratio of 1.25 to 1.  If the hotel fails to achieve this ratio, additional principal payments are required.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Direct departmental costs
Rooms	$2,946	$2,548	$5,381	$4,704
Food and beverage	4,009	3,416	7,619	6,568
Heat, light and power	544	577	1,162	1,239
Other	643	578	1,293	1,193
	$8,142	$7,119	$15,455	$13,704

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.

5.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and six-month periods ending June 30, 2010 and 2009 follows:

Three-month period ended June 30, 2010

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$17,722	$1,417	$19,139
Other revenues from managed and
affiliated properties	--	1,319	1,319
Total revenues	17,722	2,736	20,458
Operating income (loss) before depreciation and amortization expense	3,434	(627)	2,807
Depreciation and amortization	(1,155)	(67)	(1,222)
Interest income (expense), net	(534)	61	(473)
Other deductions	(57)	(6)	(63)
Segment pre-tax income (loss)	1,688	(639)	1,049

Segment assets	44,633	33,680	78,313
Segment capital additions	1,053	50	1,103

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2010

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$31,081	$2,820	$33,901
Other revenues from managed and
affiliated properties	--	2,689	2,689
Total revenues	31,081	5,509	36,590
Operating income (loss) before depreciation and amortization expense	4,478	(1,442)	3,036
Depreciation and amortization	(2,468)	(134)	(2,602)
Interest income (expense), net	(1,098)	118	(980)
Other deductions	(57)	(15)	(72)
Segment pre-tax income (loss)	855	(1,473)	(618)

Segment assets	44,633	33,680	78,313
Segment capital additions	1,562	126	1,688

Three-month period ended June 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$15,486	$1,011	$16,497
Other revenues from managed and
affiliated properties	--	1,082	1,082
Total revenues	15,486	2,093	17,579
Operating income (loss) before depreciation and amortization expense	2,856	(1,139)	1,717
Depreciation and amortization	(1,290)	(64)	(1,354)
Interest income (expense), net	(714)	81	(633)
Other deductions	(4)	(7)	(11)
Segment pre-tax income (loss)	848	(1,129)	(281)

Segment assets	76,847	43,156	120,003
Segment capital additions	911	8	919

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$27,456	$2,144	$29,600
Other revenues from managed and
affiliated properties	--	2,303	2,303
Total revenues	27,456	4,447	31,903
Operating income (loss) before depreciation and amortization expense	2,832	(2,160)	672
Depreciation and amortization	(2,580)	(129)	(2,709)
Interest income (expense), net	(1,427)	201	(1,226)
Other deductions	(4)	(16)	(20)
Segment pre-tax loss	(1,179)	(2,104)	(3,283)

Segment assets	76,847	43,156	120,003
Segment capital additions	2,710	56	2,766

6.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)		(in thousands)
	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Net income (loss)	$657	$(109)	$(535)	$(2,321)

Unrealized loss on interest rate swap, net of tax	(597)	--	(1,067)	--

Comprehensive income (loss)	$60	$(109)	$(1,602)	$(2,321)

7.	Earnings (Loss) per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and loss per share (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Numerator:
Income (loss) from operations	$657	$(109)	$(535)	$(2,321)

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.18	$(0.03)	$(0.14)	$(0.63)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Six Months ended June 30
	2010	2009

Service cost	$--	$41
Interest cost	995	798
Expected return on assets	(1,045)	(858)
Recognized actuarial loss	99	101
Net expense included in the consolidated statements of operations	$49	$82

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan, and the Company’s 401(k) savings plan, we refer to footnote 8 of the Company’s 2009 Annual Report filed on Form 10-K.

The Company contributed $977,000 to the Pension Plan during the first six months of 2010.  The Company will make quarterly contributions of approximately $260,000 to the Pension Plan on July 15 and October 15, 2010, and on January 15, 2011.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

9.	Derivative Financial Instruments

In February 2010, the Company refinanced an existing mortgage loan with a new loan, which has a variable rate based on LIBOR (see note 3 – Borrowing arrangements).  The Company entered into an interest rate swap agreement to manage the interest rate risk associated with this loan.  The critical terms of the swap agreement match the critical terms of the mortgage loan.  Therefore, the Company designated the interest rate swap as a cash flow hedge of the variable rate borrowings.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  The counterparty to the Company’s swap agreement is a financial institution with investment-grade credit ratings.  Prior to 2010 the Company did not engage in any derivative activities.

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

The interest rate swap agreement the Company entered into manages the interest rate risk on its mortgage loan described in note 3, Borrowing Arrangements.  The forward-starting interest rate swap with a notional amount of $32,000,000 converts the variable rate of LIBOR plus 3.35% on the $32,000,000 principal amount of the loan to a fixed rate of 6.4% for the 5-year term of the loan.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in the statement of operations unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a $(1,688,000) liability as of June 30, 2010.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at June 30, 2010 is as follows:

(in thousands)
Liability Derivatives
2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$1,688
Total derivatives designated as hedging instruments	$1,688

Derivatives not designated as hedging instruments:	$--

Total derivatives	$1,688

The effect of derivative instruments on other comprehensive income (OCI) and the statement of operations for the six-month period ended June 30, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Pre-tax Loss Recognized in OCI on Derivative (Effective Portion) 2010	Location of Amount Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI into Income 2010

Interest rate swap	$(1,688)	Interest expense	$--

Total	$(1,688)	Total	$--

10.	Fair Value Measurements

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

As of June 30, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 9). The Company determines the fair value of the swap contract based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assets (liabilities) measured at fair value on a recurring basis at June 30, 2010, was as follows (in thousands):

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Interest rate swap	$--	$(1,688)	$--	$(1,688)

The remainder of the assets and liabilities held by the Company at June 30, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the diverse nature of the Company’s customer base.  The carrying value of the Company’s term mortgage loan approximates its fair value due to its variable interest rate and proximity to the refinancing.

11.	Subsequent Events

On July 1, 2010, the Company closed its purchase of Sonesta Bayfront Hotel Coconut Grove.  The Hotel has been operated by the Company under a management agreement since its opening in April 2002.  Sonesta Bayfront Hotel Coconut Grove is a condominium hotel.  The Company acquired the “Hotel Lot”, which includes the restaurant, meeting rooms and other hotel facilities, the Hotel’s working capital, and the right to operate the Hotel.

The Company assumed a $6,500,000 first mortgage loan, and paid cash of approximately $1,484,000, which included closing costs and legal fees of approximately $135,000.  The Company also agreed to pay the Seller a share of net cash flow, as defined, for a period of 11 years starting January 1, 2010, and recorded a $130,000 liability for the fair value of same.  The result is a total purchase price of $7,979,000.  The loan, which will mature in October 2015, has a 6.25% fixed interest rate.  Payments of interest and principal, based on a 25-year amortization period, are $43,247 per month.  The loan is secured by a first mortgage on the property acquired.  As additional security, the Company funded a cash collateral account in the amount of $257,000 (6 months of debt service payments) which will be released if the hotel achieves a certain debt service coverage ratio.  The Company also provided a parent company guaranty of $4 million to the mortgage lender.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2010 COMPARED TO 2009

During the first six months of 2010 the Company recorded a net loss of $535,000, or $(0.14) per share, compared to a net loss of $2,321,000, or $(0.63) per share, during the first six months of 2009.

Business levels at the Company’s owned hotel in Boston and leased hotel in New Orleans improved substantially during the first six months of 2010 compared to 2009.  Pre-tax losses at Royal Sonesta Boston decreased by $963,000, resulting from a 13% increase in gross revenues, and due to lower interest expense on the hotel’s mortgage debt.  Pre-tax income at Royal Sonesta New Orleans increased by $1,069,000 in the first six months of 2010 compared to previous year.  Revenues at the New Orleans hotel also increased by 13% over 2009.  Operating losses from management activities decreased by $710,000 primarily due to increased fee income.  A detailed analysis of the revenues and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2010	2009
Royal Sonesta Hotel Boston	400	$11,885	$10,501
Royal Sonesta Hotel New Orleans	500	19,196	16,955
Management and service fees and other revenues		2,820	2,144
Total revenues, excluding revenues frommanaged and affiliated properties		$33,901	$29,600

Total revenues during the six-month period ended June 30, 2010 were $33,901,000 compared to $29,600,000 in the same period in 2009, an increase of $4,301,000.

Royal Sonesta Hotel Boston recorded revenues during the first six months of 2010 of $11,885,000 compared to $10,501,000 during the first six months of 2009, representing a $1,384,000, or 13%, increase.  Room revenues increased by $1,112,000 due to a 17% increase in room revenue per available room (“REVPAR”).  The average daily rate during the first six months of 2010 was virtually the same as in 2009, but the hotel’s occupancy increased by approximately ten percentage points.  The increases in room revenues were both from the transient and group market segments.  Room nights sold to groups during the first six months in 2010 increased 23% compared to the previous year.  The increase in group business was primarily during the second quarter of 2010, signaling an increase in corporate spending on lodging.  The remaining revenue increase of $272,000 was primarily from increased food and beverage revenues from the hotel’s ArtBar restaurant due to the higher occupancy levels and from increased banquet revenues, resulting from the increased group and convention business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues during the first six months of 2010 at Royal Sonesta Hotel New Orleans were $19,196,000 compared to $16,955,000 during the first six months of 2009, representing a $2,241,000, or 13%, increase.  Room revenues increased by $1,487,000, due to a 14% REVPAR increase.  The improved rooms business was primarily from an increase in occupancy levels of nine percentage points during the first half of 2010.  The hotel’s average daily rate increased by a modest 1%.  Improved demand from both the transient and group and convention market segment attributed to the increase in occupancy levels.  The remaining revenue increase of $754,000 was entirely due to increased food and beverage revenues.  The hotel’s Desire restaurant increased revenues by 16% due to the increase in occupancy levels.  In addition, the hotel recorded increased revenues from its main lounge, which was converted into Irvin Mayfield’s Jazz Playhouse in late March 2009, and from revenues generated from a newly created PJ’s Coffee Shop in the hotel lobby.  This new outlet opened in December 2009.

Revenues from management activities increased from $2,144,000 in the first six months of 2009 to $2,820,000 during the first six months of 2010, a $676,000 increase.  The increase resulted from higher management fee income from the Company’s collection of hotels and cruise ships in Egypt, increased management fees from Sonesta Bayfront Hotel Coconut Grove and from increased franchise income.  The increase in franchise income included higher fee income from the Company’s overseas franchised properties, as well as fee income from Sonesta Hotel Orlando Downtown, which was reflagged as a Sonesta hotel in January 2010.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2010	2009
Royal Sonesta Hotel Boston	$373	$(258)
Royal Sonesta Hotel New Orleans	1,640	510
Operating income from hotels after management and service fees	2,013	252
Management activities and other	(1,579)	(2,289)
Operating income (loss)	$434	$(2,037)

Operating income for the six-month period ended June 30, 2010 was $434,000, compared to an operating loss of $2,037,000 in the six-month period ended June 30, 2009, an increase of $2,471,000.

Royal Sonesta Hotel Boston reported operating income of $373,000 in the six-month period ending June 30, 2010, a $631,000 improvement compared to the operating loss reported in the same period of 2009 of $258,000.  Increases in revenues of $1,384,000 were partially offset by a $753,000 increase in expenses, representing a 7% increase.  The increase in expenses was entirely due to a $748,000 increase in costs and operating expenses, resulting from higher payroll and employee benefit costs, as well as an increase in food and beverage cost of sales and operating supplies.  During the first six months of 2010 the hotel operated at occupancy levels approximately ten percentage points higher than during the first six months of 2009, which required higher staffing levels.  In addition, after a payroll and benefits freeze in 2009, the Company partially reinstated 401(k) plan benefits and granted modest increases to its employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income from Royal Sonesta Hotel New Orleans during the first six months of 2010 was $1,640,000, compared to $510,000 during the first six months of 2009, an increase of $1,130,000.  Revenues during the 2010 period increased by $2,241,000 compared to previous year, which increase was partially offset by an increase in expenses of $1,111,000.  Royal Sonesta New Orleans also operated at higher occupancy levels during the first six months of 2010 (approximately nine percentage points higher) which increased operating expenses by $884,000.  Food and beverage cost of sales increased by $237,000 due to higher revenues, and payroll and employee benefits costs increased due to the higher occupancy levels and increase in food and beverage covers served.  Music and entertainment expenses also increased due to the addition of Irvin Mayfield’s Jazz Playhouse.  Modest increases in advertising, maintenance and administrative and general expense were partially offset by decreases in depreciation expense and rent expense.  Rent expense decreased by $76,000 despite the increase in operating profits.  The Company operates the Royal Sonesta New Orleans under a lease, and rent is equal to 75% of net cash flow achieved.  Capital expenditures are deducted from cash flow for rent purposes, and in 2010 the Company expects to have higher capital expenditures compared to 2009, mainly due to the planned addition of a signature restaurant, which is scheduled to open in 2011.  The increased capital expenditures will result in lower rent expense.

Operating losses from the Company’s management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $2,289,000 in the first six months of 2009 to $1,579,000 in the same period in 2010, a decrease of $710,000.  Revenues from management activities increased by $676,000, and expenses related to these activities decreased by $34,000.  Increases in corporate sales and marketing expenses of $379,000 were more than offset by a decrease in administrative and general expenses of $465,000.  The decrease was primarily from nonrecurring expenses included in the 2009 period totaling $407,000.  These nonrecurring expenses included costs incurred for a hotel project in Miami in 2009 of approximately $192,000.  The Company started work on this project during 2008 but decided in early 2009 not to further pursue this opportunity.  In addition, the Company contributed $215,000 to operating losses of Sonesta Bayfront Hotel Coconut Grove during the first six months of 2009.  Based on the management agreement for the property, the Company guaranteed certain minimum returns to the hotel’s owner.

OTHER INCOME (DEDUCTIONS)

Interest expense during the first half of 2010 decreased by $329,000 compared to 2009.  In February 2010, the Company refinanced the mortgage loan secured by Royal Sonesta Hotel Boston.  The interest rate on the new loan is 6.4% compared to 8.6% on the loan which was repaid (see Note 3 – Borrowing Arrangements).

Interest income decreased by $83,000 to $125,000 in the six month period ending June 30, 2010.  Short term investment income on the Company’s cash balances decreased due to the lower rates of return on these investments.  This decrease was partially offset by interest income on new loans made to the owners of Sonesta Hotels in St. Maarten, Netherlands Antilles and Luxor, Egypt.

The 2010 loss on sale of assets was primarily from a $56,000 loss in connection with the sale of assets related to a laundry facility in New Orleans.  The sale price of the assets (primarily laundry equipment) was $394,000, which was financed by the Company and will be paid, with interest at 5%, over a 5-year period.

SECOND QUARTER 2010 COMPARED TO 2009

During the second quarter of 2010, the Company recorded net income of $657,000, or $0.18 per share, compared to a net loss of $109,000, or $(0.03) per share, during the second quarter of 2009.

Pre-tax income at Royal Sonesta Boston increased by $707,000 in the 2010 second quarter compared to last year.  Demand in the Boston market, especially from the group and convention segment, improved substantially in 2010 compared to 2009.  Royal Sonesta Hotel New Orleans increased pre-tax income by $132,000 compared to the 2009 second quarter.  Operating losses from management activities decreased by $507,000 due to higher fee income reported in the 2010 second quarter.  A detailed analysis of the revenues and income by location follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

REVENUES

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2010	2009
Royal Sonesta Hotel Boston	400	$8,157	$7,151
Royal Sonesta Hotel New Orleans	500	9,565	8,335
Management and service fees and other revenues		1,417	1,011
Total revenues, excluding revenues from
managed and affiliated properties		$19,139	$16,497

Total revenues for the three-month period ended June 30, 2010 were $19,139,000 compared to $16,497,000 in the same period 2009, an increase of $2,642,000.

Revenues during the second quarter of 2010 at Royal Sonesta Hotel Boston were $8,157,000, a $1,006,000, or 14%, increase over 2009 second quarter revenues of $7,151,000.  Room revenues increased by $836,000 and revenues from other sources rose $170,000.  Room revenue increases of $836,000 resulted from an 18% increase in room revenue per available room (“REVPAR”).  During the second quarter of 2010, occupancy levels exceeded the same quarter in 2009 by ten percentage points and, in addition, the hotel increased its average daily rate by 4%.  Demand during the second quarter of 2010 was much stronger than last year, particularly from the group and convention market segment.  Group rooms sold increased almost 30% compared to last year.  The remaining revenue increase of $170,000 during the 2010 second quarter was almost entirely due to higher food and beverage revenues.  Revenues from the hotel’s ArtBar restaurant and banqueting revenues both increased due to the increased occupancy levels.

Royal Sonesta Hotel New Orleans increased revenues by $1,230,000, or 15%, to $9,565,000 in the second quarter of 2010 compared to the same quarter last year.  Room revenues increased by $992,000 due to a 19% REVPAR increase.  Occupancy during the 2010 second quarter increased by ten percentage points compared to the 2009 quarter, and in addition the average daily rate improved by 4%.  Strong demand from both the transient market segment and the group and convention market segment attributed to the sharp increase in room revenues.  The remaining revenue increase of $238,000 was entirely due an increase in food and beverage revenues.  Revenues from the hotel’s Desire restaurant increased as a result of the higher occupancy levels.  In addition, the hotel generated revenues from the newly created P.J.’s Coffee Shop in the hotel’s lobby, which opened in December 2009.

Revenues from management activities increased by $406,000 to $1,417,000 in the 2010 second quarter.  This increase was primarily from increased fee income from Sonesta Bayfront Hotel Coconut Grove, additional management fee income from the Company’s managed hotels and cruise ships in Egypt, and from an increase in franchise fees.  The additional franchise income was primarily from new hotels under franchise agreements in South America, and franchise fees received from Sonesta Hotel Orlando Downtown, which was reflagged as a Sonesta hotel in January 2010.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2010	2009
Royal Sonesta Hotel Boston	$1,778	$1,255
Royal Sonesta Hotel New Orleans	503	311
Operating income from hotels after management and service fees	2,281	1,566
Management activities and other	(696)	(1,203)
Operating income	$1,585	$363

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income for the quarter ended June 30, 2010 was $1,585,000, compared to operating income of $363,000 in the quarter ended June 30, 2009, an increase of $1,222,000.

Royal Sonesta Hotel Boston reported operating income of $1,778,000 in the 2010 second quarter compared to $1,255,000 in the 2009 second quarter, representing a $523,000 increase.  Revenue increases of $1,006,000 were partially offset by an increase in expenses of $483,000.  The increase in expenses was almost entirely due to a $414,000 increase in costs and operating expenses.  The hotel experienced higher payroll and employee benefit costs, and increased costs of supplies due to the higher occupancy levels in the 2010 second quarter compared to 2009.  Occupancy in the 2010 quarter exceeded last year by ten percentage points.

Operating income at Royal Sonesta New Orleans increased from $311,000 in the 2009 second quarter to $503,000 during the 2010 second quarter, an increase of $192,000.  Increased revenues of $1,230,000 were for a large part offset by increased expenses of $1,038,000.  The increase in expenses was primarily due to a $526,000 increase in costs and operating expenses and a $313,000 increase in rent expense.  In addition, the hotel experienced an increase in advertising, maintenance and administrative and general expenses.  The increase in costs and operating expenses was mainly due to higher payroll and employee benefits costs due to the higher occupancies in the 2010 quarter compared to the previous years (occupancies rose by ten percentage points).  In addition, increased food and beverage revenues resulted in higher costs of sales.  The increase in rent expense was due to higher operating profits achieved during the 2010 second quarter.  The Company operates Royal Sonesta Hotel New Orleans under a lease and rent is equal to 75% of net cash flow achieved.

The Company’s operating loss from management activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $1,203,000 in the 2009 second quarter to $696,000 in the 2010 second quarter, a $507,000 improvement.  Revenues increased by $406,000, and corporate expenses related to these activities decreased by $101,000.  The decrease in corporate costs was mainly due to a $351,000 decrease in administrative and general expenses, which was partially offset by increases in corporate sales and marketing expenses and human resources expense.  The decrease in administrative and general expenses was mainly due to the fact that the 2009 quarter included a $215,000 expense related to Sonesta Bayfront Hotel Coconut Grove.  Under the management contract for this hotel, the Company was committed to fund certain minimum returns if the hotel’s profits were insufficient to pay the owner same.

OTHER INCOME (DEDUCTIONS)

Interest expense decreased by $180,000 to $538,000 in the 2010 second quarter compared to last year.  In February 2010, the Company refinanced a mortgage loan secured by Royal Sonesta Hotel Boston.  The interest rate on the new loan is 6.4% compared to 8.6% on the loan that was repaid (see Note 3 – Borrowing Arrangements).

Interest income decreased by $20,000 to $65,000 in the 2010 second quarter compared to previous year.  Decreases in short term investment income on the Company’s cash balances due to lower rates of returns were partially offset by interest earned on loans made to the owners of two franchised hotels in St. Maarten and to the owner of a managed hotel in Luxor, Egypt.

The loss on sales of assets was primarily from a $56,000 loss in connection with the sale of assets related to a laundry facility in New Orleans.  The sale price of the assets (primarily laundry equipment) was $394,000, which was financed by the Company and will be paid, with interest at 5%, over a 5-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a tax benefit of $83,000 on its pre-tax loss of $618,000 during the first six months of 2010.  The benefit was lower than the statutory rate because of state income taxes payable primarily on the Company’s income from Royal Sonesta Hotel New Orleans.

The tax benefit during the first six months of 2009 was lower than the statutory rate, due to state taxes payable on the Company’s income from Royal Sonesta Hotel New Orleans, and due to foreign taxes payable on the Company’s income from its hotels in Egypt and Peru.

The Company recorded long-term deferred tax assets in the first half of 2010 and 2009 for the future federal income tax benefit of the losses incurred.  The Company will monitor these tax assets, and provide for valuation allowances if going forward it becomes uncertain as to whether it will actually receive a federal tax benefit for the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $27.4 million at June 30, 2010.  Company management believes these cash resources will be adequate to meet its cash requirements for 2010 and beyond.

The Company contributed $977,000 to its Pension Plan during the first half of 2010, and will make quarterly contributions of $260,000 each on July 15 and October 15, 2010, and on January 15, 2011.

In July 2010, the Company paid cash of approximately $1,436,000 in connection with the purchase of Sonesta Bayfront Hotel Coconut Grove.  The hotel has been operated by the Company under a management agreement since its opening in April 2002 (see Note 11 – Subsequent events).

In February 2010, the Company refinanced the mortgage loan on Royal Sonesta Hotel Boston.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The interest rate on the new 5-year loan is a variable rate based on LIBOR, but the Company has entered into an interest rate swap agreement that provides for a 6.4% interest rate for the term of the loan.  The previous loan carried an 8.6% interest rate.  Payments of interest and principal on the new loan, based on a 25-year amortization period, will be approximately $650,000 per quarter.  The payments on the previous loan totaled $999,000 per quarter.  In addition to a first mortgage on the Royal Sonesta Hotel Boston property and a $5,000,000 parent company guarantee, the Company also provided a $5,000,000 cash collateral account as additional security for the loan.  This amount is included in restricted cash on the Company’s balance sheet at June 30, 2010.  The cash collateral account will be released over a 2-year period provided the hotel achieves certain debt service coverage ratios.  The Company expects to achieve the required debt service coverage ratio for the year 2010, and expects to receive back 50% of the cash collateral in early 2011.  The loan is subject to a maximum loan-to-value ratio, and to minimum debt service coverage ratios, which is being tested quarterly.

In connection with the extension of the license agreements for two hotels in St. Maarten through December 2019 (subject to a mutual cancellation option beginning in May 2015), the Company agreed to loan the owners of these hotels up to $1 million for improvements to the properties.  The Company has funded $685,000 as of June 30, 2010 and expects to fund the balance during the remainder of 2010.

In January 2010, the Company made a $500,000 loan to the owner of Sonesta Beach Resort Sharm El Sheikh.  The proceeds of this loan were used to complete Le Royale Sharm El Sheikh, a Sonesta Collection luxury resort.  This 165-room boutique property was built adjacent to the Sonesta Beach Resort property, and is managed by the Company.

 PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2010.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended June 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 13, 2010