Form 10-Q
period 2010-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2010-11-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Shares of Common Stock Outstanding
As of November 12, 2010 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed consolidated statements of operations — Three and nine-month periods ended September 30, 2010 and 2009 (unaudited)	3

	Condensed consolidated statements of cash flows — nine-month periods ended September 30, 2010 and 2009 (unaudited)	4

	Notes to condensed consolidated financial statements — September 30, 2010 and 2009	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — September 30, 2010	16

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	24

Item 4.	Internal Controls and Procedures	25

Part II. Other Information		26

	Signature page	27

Exhibits 31.a, 31.b, 31.c	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certification by Company Officers required by 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 (unaudited) and December 31, 2009

	(in thousands)
	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$24,824	$35,557
Restricted cash	2,500	--
Accounts and notes receivable:
Trade, less allowance of $109 ($70 at December 31, 2009) for doubtful accounts	6,603	5,092
Other, including current portion of long-term receivables and advances	2,005	1,242
Total accounts and notes receivable	8,608	6,334
Inventories	819	623
Current deferred tax assets	639	476
Prepaid expenses and other current assets	1,704	1,242
Total current assets	39,094	44,232

Restricted cash	2,757	--

Long-term receivables and advances	1,590	1,354

Property and equipment, at cost:
Land and land improvements	3,202	2,102
Buildings	29,668	25,721
Furniture and equipment	32,310	30,859
Leasehold improvements	9,255	9,109
Projects in progress	51	64
	74,486	67,855
Less accumulated depreciation and amortization	36,643	33,585
Net property and equipment	37,843	34,270

Other long-term assets	3,806	875
	$85,090	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 (unaudited) and December 31, 2009

	(in thousands)
	September 30, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$665	$594
Accounts payable	2,549	2,887
Advance deposits	1,280	1,103
Accrued income taxes	365	327
Accrued liabilities:
Salaries and wages	2,132	1,278
Rentals	3,159	3,741
Interest	203	236
Pension and other employee benefits	1,326	2,064
Interest rate swap	2,437	--
Other	1,668	1,028
	10,925	8,347
Total current liabilities	15,784	13,258

Long-term debt	37,550	31,245

Pension liability, non-current	6,033	6,554

Other non-current liabilities	1,183	1,082

Deferred tax liabilities	551	1,939

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	34,610	35,734
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(3,450)	(1,910)
Total stockholders’ equity	23,989	26,653
	$85,090	$80,731

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues:
Rooms	$11,096	$8,823	$30,831	$25,960
Food and beverage	4,495	3,613	13,627	11,545
Management, license and service fees	998	840	3,810	2,973
Parking, telephone and other	1,148	1,241	3,370	3,639
	17,737	14,517	51,638	44,117
Other revenues from managed and
affiliated properties	330	1,045	3,019	3,348
Total revenues	18,067	15,562	54,657	47,465

Costs and expenses:
Costs and operating expenses	8,825	6,964	24,280	20,668
Advertising and promotion	2,021	1,331	5,300	4,155
Administrative and general	3,344	3,232	9,566	9,811
Human resources	328	213	893	673
Maintenance	916	828	2,661	2,451
Rentals	918	104	3,894	3,139
Property taxes	374	348	997	1,051
Depreciation and amortization	1,454	1,349	4,056	4,058
	18,180	14,369	51,647	46,006
Other expenses from managed and
affiliated properties	330	1,045	3,019	3,348
Total costs and expenses	18,510	15,414	54,666	49,354

Operating income (loss)	(443)	148	(9)	(1,889)

Other income (deductions):
Interest expense	(645)	(718)	(1,750)	(2,152)
Interest income	70	124	195	332
Foreign exchange gain (loss)	6	3	(6)	(15)
Gain (loss) on sales of assets and dissolution of development partnership	--	41,876	(60)	41,874
	(569)	41,285	(1,621)	40,039

Income (loss) before income taxes	(1,012)	41,433	(1,630)	38,150
Income tax provision (benefit)	(423)	14,054	(506)	13,092
Net income (loss)	(589)	27,379	(1,124)	25,058

Retained earnings at beginning of period	35,199	11,834	35,734	14,155
Dividends	--	(3,698)	--	(3,698)
Retained earnings at end of period	$34,610	$35,515	$34,610	$35,515

Net income (loss) per share	$(0.16)	$7.41	$(0.30)	$6.78
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2010	2009
Cash used by operating activities
Net income (loss)	$(1,124)	$25,058
Adjustments to reconcile net income (loss) to cash used by operating activities
Depreciation and amortization	4,056	4,058
Other amortization	79	58
Prepaid and deferred income tax provision (benefit)	(574)	11,762
Loss (gain) on sales of assets and dissolution of partnership	60	(41,874)
Changes in assets and liabilities
Restricted cash	--	92
Accounts and notes receivable	(1,286)	685
Inventories	(9)	70
Prepaid expenses and other	372	184
Accounts payable	(1,320)	(368)
Advance deposits	29	(18)
Accrued income taxes	(380)	2,112
Accrued liabilities	(1,182)	(3,462)
Cash used by operating activities	(1,279)	(1,643)

Cash provided (used) by investing activities
Cash paid to purchase hotel, net of cash acquired	(545)	--
Proceeds from sales of assets	383	258
Payments received from development partnership	--	9,412
Expenditures for property and equipment	(2,601)	(3,300)
Payments received on long-term receivables and advances	819	221
New loans and advances	(1,730)	(560)
Cash provided (used) by investing activities	(3,674)	6,031

Cash used by financing activities
Proceeds from issuance of long-term debt	32,000	--
Cost of financing	(399)	--
Payment on refinancing of long-term debt	(31,644)	--
Restricted cash	(5,257)	--
Scheduled payments of long-term debt	(480)	(861)
Cash dividends paid	--	(925)
Cash used by financing activities	(5,780)	(1,786)

Net increase (decrease) in cash	(10,733)	2,602
Cash and cash equivalents at beginning of period	35,557	37,463
Cash and cash equivalents at end of period	$24,824	$40,065

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Interest and Income Taxes Paid, and Assets Acquired
Cash paid for interest in the 2010 nine-month period and the 2009 nine-month period was approximately $1,719,000 and $2,135,000, respectively (see Note 4,  Borrowing Arrangements).  Net cash paid for income taxes in the first nine months of 2010 was approximately $464,000.  Net cash received from income taxes in the first nine months of 2009 was approximately $765,000.

A subsidiary of the Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 (see Note 2).  The amount of cash acquired in the transaction was $804,000, and cash paid at closing was $1,349,000.  The total assets and liabilities assumed were as follows:

Fair value of assets acquired:
Accounts receivable	$468
Other current assets	660
Land, property, furniture and equipment	5,385
Other long term assets	2,564
Cash acquired	804
Total assets acquired	9,881
Cash paid at closing	(1,349)
Liabilities assumed	$8,532

Liabilities assumed consist of:
Debt assumed	$6,500
Accounts payable and advance deposits	858
Other current liabilities	838
Non current liabilities	336
Total liabilities assumed	$8,532

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after September 30, 2010 through the date this report was filed.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Purchase of Sonesta Bayfront Hotel Coconut Grove

On July 1, 2010, the Company closed its purchase of Sonesta Bayfront Hotel Coconut Grove.  The Hotel had been operated by the Company under a management agreement since its opening in April 2002.  Sonesta Bayfront Hotel Coconut Grove is a condominium hotel.  Owners of condominium units in the hotel have the option to place their unit in a rental program, and receive rent based on a percentage of room revenues achieved.  The Company acquired the “Hotel Lot”, which includes the restaurant, meeting rooms and other hotel facilities, the Hotel’s working capital, and the right to operate the rental program pursuant to lease agreements with unit owners.  Based on historical cash flow achieved, particularly in 2007 and 2008, the Company believes the hotel represents a good investment.  In addition, financing for the acquisition was available on reasonable terms, and the Company’s management agreement would otherwise have expired in 2017.

The purchase price of $8,185,000 included the assumption of a $6,500,000 first mortgage loan, and cash paid at closing of $1,349,000.  The Company also agreed to pay the Seller a share of net cash flow, as defined, for a period of 11 years starting January 1, 2010, and recorded a $336,000 liability for the estimated fair value of this obligation.  Legal fees and loan costs incurred in connection with this transaction totaling $137,000 were expensed during the 2010 third quarter.  Details on the mortgage loan are included in Note 4 – Borrowing Arrangements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition was accounted for as a business combination using the acquisition method. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The allocation of the purchase price to the underlying assets acquired and liabilities assumed is as follows (in thousands):

Cash paid at closing	$1,349
Debt assumed	6,500
Present value of estimated future profit participation payments to Seller	336
Total purchase price	8,185

Allocated as:
Cash	804
Accounts receivable	468
Inventories	192
Prepaid expenses and other current assets	468
Land	1,100
Property	3,285
Furniture, fixtures and equipment	1,000
Other long-term assets	2,564
Accounts payable	(709)
Advance deposits	(149)
Other accrued liabilities	(838)
Total	$8,185

The estimated values of current assets and liabilities were based on their historical carrying values on the date of acquisition due to their short-term nature. The fair value of furniture and equipment was estimated based on its historical cost and estimated remaining useful life.

The other long-term assets represents the fair value of the lease agreements with the unit owners which the Company acquired in the transaction.  The Company determined the estimated fair value of the land, property and other long-term asset after review and consideration of relevant information including discounted cash flow analyses, market data and third party and management’s estimates.

The property, furniture and equipment acquired will be amortized over periods ranging from five to fifteen years.  The other long-term assets will be amortized over a period of fifteen years.  The Company estimates that annual amortization expense for the other long-term asset will be approximately $171,000 per year.

The results of operations of Sonesta Bayfront Hotel Coconut Grove have been included in the Company’s consolidated statement of operations since the July 1 acquisition date. Since the acquisition date, the hotel has reported approximately $1,414,000 in revenue and a pre-tax loss of approximately $716,000.  The loss is in line with the Company’s expectations.  The third quarter is traditionally the slowest quarter of the year for hotels in South Florida.

The following unaudited proforma condensed financial information gives effect to our acquisition of the Sonesta Bayfront Hotel Coconut Grove as if it had occurred on January 1 of each period presented. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the acquisition occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
	For the nine months ended September 30, 2010				For the nine months ended September 30, 2009
	Sonesta	Sonesta Bayfront Hotel	Pro Forma Adjustments	Pro Forma as Adjusted	Sonesta	Sonesta Bayfront Hotel	Pro Forma Adjustments	Pro Forma as Adjusted
Revenues	$51,638	$5,750	$(255)	$57,133	$44,117	$7,154	$--	$51,271
Other revenues from managed hotels	3,019	--	(2,241)	778	3,348	--	(3,123)	225
Total Revenues	54,657	5,750	(2,496)	57,911	47,465	7,154	(3,123)	51,496
Net Income (loss)	$(1,124)	$396	$(797)	$(1,525)	$25,058	$374	$(603)	$24,829

The pro forma adjustments include depreciation and amortization expense for the acquired assets of approximately $138,000 per quarter and interest expense for the amounts borrowed to finance the acquisition of approximately $104,000 per quarter.  In addition, adjustments were made for “other revenues from managed hotels” of $2,241,000 in 2010 and $3,123,000 in 2009, management fee income earned during the first six months of 2010 ($255,000), and for income taxes.

3.	Long-Term Receivables and Advances

	(in thousands)
	September 30,2010	December 31,2009
Sharm El Sheikh, Egypt (a)	$722	$940
Sharm El Sheikh, Egypt (b)	396	--
Luxor, Egypt (c)	855	1,311
St. Maarten, Netherlands Antilles (d)	680	--
New Orleans, Louisiana (e)	371	--
Other	209	215
Total long-term receivables and advances	3,233	2,466
Less: current portion	1,643	1,112
Net long-term receivables and advances	$1,590	$1,354

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

(d)
In February 2010, the Company agreed to loan up to $1,000,000 to the owners of two hotels in St. Maarten, to which the Company licenses the use of its name.  At the same time, the license agreements for these hotels were extended until December 2019, with a mutual cancellation option beginning in May 2015.  The proceeds are being used to fund improvements at both of the properties.  The Company expects to fund the entire loan amount in 2010.  The loans shall be repaid in 10 annual payments of $100,000, the first of which will be due on March 31, 2011.  Interest is due quarterly and will be based on LIBOR plus a surcharge based on increases in room revenues from year to year.  The maximum surcharge is 1.5% per annum.  The Company is accounting for this loan using an effective interest rate of 6% and has discounted the loan accordingly.  The discount has been recorded as an other long-term asset and is being amortized over the remaining term of the license agreements.

(e)
This loan, in the original amount of $394,000, was made in connection with the sale by the Company in May 2010 of a laundry facility in New Orleans, Louisiana.  This loan will be repaid in 60 monthly installments, together with interest at 5%.  Loan repayments commenced in June 2010.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable.

4.	Borrowing Arrangements

Long-Term Debt

	(in thousands)
	September 30,2010	December 31,2009
Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc.:
First mortgage note (a)	$31,732	$31,839

Sonesta of Coconut Grove, Inc.:
First mortgage note (b)	6,483	--

Subtotal	38,215	31,839
Less: current portion	665	594
Total long-term debt	$37,550	$31,245

(a)  This first mortgage note is payable by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., the Company’s subsidiaries that own and operate the Royal Sonesta Hotel Boston.  The mortgage loan was refinanced in February 2010.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The new loan, which will mature March 1, 2015, has a variable rate based on LIBOR, but the Company has entered into an interest swap agreement that provides for a 6.4% fixed interest rate for the term of the loan.  Payments of interest and principal, based on a 25-year amortization period, are approximately $650,000 per quarter.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $18,767,000 at September 30, 2010.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000.  This cash collateral account will be released over a two-year period provided the Hotel achieves a debt service coverage ratio of no less than 1.50 to 1 for eight consecutive quarters starting with the first quarter of 2010.  For the trailing 12-month period ending September 30, 2010 the actual debt service coverage ratio was 1.79 to 1.  The Company expects to achieve the required debt service ratio for the remainder of 2010, and receive back 50% of the cash collateral in early 2011.  The loan is subject to a maximum loan-to-value ratio of 65%.  Based on an appraisal completed in January 2010, the loan to value ratio based on the “as is” market value of the hotel equaled 46%.  The loan is also subject to a minimum debt service coverage ratio of 1.25 to 1.  If the hotel fails to achieve this ratio, additional principal payments are required.

(b)  This first mortgage note is payable by Sonesta Coconut Grove, Inc. the Company’s subsidiary that acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 (see Note 2).  This loan, which will mature in October 2015, has a 6.25% fixed interest rate.  Payments of interest and principal, based on a 25-year amortization period, are $43,247 per month.  The principal amount due on the maturity date in October 2015 will be $5,838,000.  The loan is secured by a first mortgage on the Sonesta Bayfront Hotel property which is included in fixed assets at a net book value of $5,306,000.  As additional security, the Company funded a cash collateral account in the amount of $257,000 (6 months of debt service payments) which will be released if the hotel achieves an annual debt service coverage ratio of 1.20 to 1.  The Company doesn’t expect the Hotel to achieve this in 2010.  The Company also provides a parent company guaranty of $4 million to the lender.

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Direct departmental costs
Rooms	$3,294	$2,640	$8,675	$7,344
Food and beverage	4,213	3,175	11,832	9,743
Heat, light and power	640	533	1,933	1,772
Other	678	616	1,840	1,809
	$8,825	$6,964	$24,280	$20,668

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs. The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 (see Note 2).  Included above are third quarter cost and operating expenses from this hotel of $750,000.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Segment Information

Segment information for the Company’s two reportable segments, Owned & Leased Hotels and Management Activities, for the three-month and nine-month periods ending September 30, 2010 and 2009 follows:

Three-month period ended September 30, 2010

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$16,737	$1,000	$17,737
Other revenues from managed and
affiliated properties	--	330	330
Total revenues	16,737	1,330	18,067
Operating income (loss) before depreciation and amortization expense	2,037	(1,026)	1,011
Depreciation and amortization	(1,387)	(67)	(1,454)
Interest income (expense), net	(638)	63	(575)
Other income	1	5	6
Segment pre-tax income (loss)	13	(1,025)	(1,012)

Segment assets	54,643	30,447	85,090
Segment capital additions	903	10	913
Hotel acquisition (see Note 2)	8,185	--	8,185

Nine-month period ended September 30, 2010

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$47,818	$3,820	$51,638
Other revenues from managed and
affiliated properties	--	3,019	3,019
Total revenues	47,818	6,839	54,657
Operating income (loss) before depreciation and amortization expense	6,515	(2,468)	4,047
Depreciation and amortization	(3,855)	(201)	(4,056)
Interest income (expense), net	(1,736)	181	(1,555)
Other deductions	(56)	(10)	(66)
Segment pre-tax income (loss)	868	(2,498)	(1,630)

Segment assets	54,643	30,447	85,090
Segment capital additions	2,465	136	2,601
Hotel acquisition (see Note 2)	8,185	--	8,185

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-month period ended September 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$13,675	$842	$14,517
Other revenues from managed and
affiliated properties	--	1,045	1,045
Total revenues	13,675	1,887	15,562
Operating income (loss) before depreciation and amortization expense	2,614	(1,119)	1,495
Depreciation and amortization	(1,284)	(64)	(1,348)
Interest income (expense), net	(716)	121	(595)
Other income	--	41,881	41,881
Segment pre-tax income	614	40,819	41,433

Segment assets	39,395	44,812	84,207
Segment capital additions	527	7	534

Nine-month period ended September 30, 2009

	(in thousands)
	Owned & Leased Hotels	Management Activities	Consolidated

Revenues	$41,131	$2,986	$44,117
Other revenues from managed and
affiliated properties	--	3,348	3,348
Total revenues	41,131	6,334	47,465
Operating income (loss) before depreciation and amortization expense	5,446	(3,277)	2,169
Depreciation and amortization	(3,863)	(195)	(4,058)
Interest income (expense), net	(2,143)	323	(1,820)
Other income (deductions)	(4)	41,863	41,859
Segment pre-tax income (loss)	(564)	38,714	38,150

Segment assets	39,395	44,812	84,207
Segment capital additions	3,237	63	3,300

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)		(in thousands)
	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009

Net income (loss)	$(589)	$27,379	$(1,124)	$25,058

Unrealized loss on interest rate swap, net of tax	(473)	--	(1,540)	--

Comprehensive income (loss)	$(1,062)	$27,379	$(2,664)	$25,058

8.	Earnings per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(589)	$27,379	$(1,124)	$25,058

Denominator:
Weighted average number of
shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$(0.16)	$7.41	$(0.30)	$6.78

9.           Pension Plan

The components of the net periodic pension expense (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Nine Months ended September 30
	2010	2009

Service cost	$--	$62
Interest cost	1,297	1,197
Expected return on assets	(1,362)	(1,287)
Recognized actuarial loss	130	152
Net expense included in the consolidated statements of operations	$65	$124

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan we refer to footnote 8 of the Company’s 2009 Annual Report filed on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company contributed $1,237,000 to the Plan in the first nine months of 2010.  The Company will make quarterly contributions of approximately $260,000 on October 15, 2010 and on January 15, 2011.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

10.	Derivative Financial Instruments

In February 2010, the Company refinanced an existing mortgage loan with a new loan, which has a variable rate based on LIBOR (see note 4 – Borrowing arrangements).  The Company entered into an interest rate swap agreement to manage the interest rate risk associated with this loan.  The critical terms of the swap agreement match the critical terms of the mortgage loan.  Therefore, the Company designated the interest rate swap as a cash flow hedge of the variable rate borrowings.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  The counterparty to the Company’s swap agreement is a financial institution with investment-grade credit ratings.  Prior to 2010 the Company did not engage in any derivative activities.

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

The interest rate swap agreement the Company entered into manages the interest rate risk on its mortgage loan described in note 4, Borrowing Arrangements.  The forward-starting interest rate swap with a notional amount of $32,000,000 converts the variable rate of LIBOR plus 3.35% on the $32,000,000 principal amount of the loan to a fixed rate of 6.4% for the 5-year term of the loan.

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in the statement of operations unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a $(2,437,000) liability as of September 30, 2010.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at September 30, 2010 is as follows:

(in thousands)
Liability Derivatives
2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$2,437
Total derivatives designated as hedging instruments	$2,437

Derivatives not designated as hedging instruments:	$--

Total derivatives	$2,437

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on other comprehensive income (OCI) and the statement of operations for the nine-month period ended September 30, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Pre-tax Loss Recognized in OCI on Derivative (Effective Portion) 2010	Location of Amount Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI into Income 2010

Interest rate swap	$(2,437)	Interest expense	$--

Total	$(2,437)	Total	$--

11.	Fair Value Measurements

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

As of September 30, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 10).  The fair value of the Company's interest rate swap was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities.  As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swap to determine if a credit risk adjustment was required. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

The Company’s assets (liabilities) measured at fair value on a recurring basis at September 30, 2010, were as follows (in thousands):

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Assets (Liabilities)

Interest rate swap	$--	$(2,437)	$--	$(2,437)

The remainder of the assets and liabilities held by the Company at September 30, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the diverse nature of the Company’s customer base.  The carrying value of the Company’s term mortgage loan secured by Royal Sonesta Hotel Boston approximates its fair value due to its variable interest rate.  The carrying value of the Company’s term mortgage loan secured by Sonesta Bayfront Hotel Coconut Grove approximates its fair value due to the proximity to the closing date of this loan.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS OF 2010 COMPARED TO 2009

During the first nine months of 2010 the Company recorded a net loss of $1,124,000, or $(0.30) per share, compared to net income of $25,058,000, or $6.78 per share, during the first nine months of 2009.  Included in the third quarter of 2009 was a pre-tax gain of $41,843,000 related to the dissolution of a development partnership, in which the Company owned a 50% limited partnership interest.  The partnership sold its assets, comprising the former Sonesta Beach Resort Key Biscayne in September 2009.  Details on this transaction are included in Note 3 of the 2009 Annual Report filed on Form 10-K.  Excluding this gain, the Company recorded a pre-tax loss of $3,693,000 during the first nine months of 2009 compared to a pre-tax loss of $1,630,000 during the first nine months of 2010, an improvement of $2,063,000.  Business levels at the Company’s hotels in Boston and New Orleans improved substantially during the first nine months of 2010 compared to 2009.  Pre-tax income rose $1,251,000 in Boston and $897,000 in New Orleans.  Operating losses from management and other activities decreased by $631,000 primarily due to increased fee income.  The above increases in income were partially offset by a pre-tax loss of $716,000 incurred during the third quarter of 2010 by Sonesta Bayfront Hotel Coconut Grove.  The Company acquired the hotel on July 1, 2010 (see Note 2), and the loss was in line with the Company’s expectations.  The third quarter is traditionally the slowest quarter of the year for hotels in South Florida.  A detailed analysis of the revenue and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2010	2009
Royal Sonesta Hotel Boston	400	$20,155	$18,138
Royal Sonesta Hotel New Orleans	500	26,249	22,994
Sonesta Bayfront Hotel Coconut Grove	200	1,414	--
Management and service fees and other revenues		3,820	2,985
Total revenues, excluding revenues from managed and affiliated properties		$51,638	$44,117

Total revenues for the first nine months of 2010 were $51,638,000 compared to $44,117,000 in the same period in 2009, an increase of approximately $7,521,000.

Royal Sonesta Hotel Boston reported revenues during the first nine months of 2010 of $20,155,000 compared to $18,138,000 during the first nine months of 2009, representing an increase of $2,017,000, or 11%.  Room revenues increased by $1,521,000 due to a 13% increase in room revenue per available room (“REVPAR”).  The hotel’s occupancy increased by approximately 6 percentage points during the first nine months of 2010, and the average daily rate increased by 4%.  The increase in room revenues was from both the transient and group market segments.  Room nights sold to groups during the first nine months of 2010 increased by approximately 20% compared to previous year.  The remaining revenue increase of $496,000 was entirely from increased food and beverage revenues, primarily from increased banquet revenues resulting from the increase in group and convention business, as well as increased revenues from the hotel’s Art Bar restaurant, in part due to the higher occupancy levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel New Orleans reported revenues of $26,249,000 during the first nine months of 2010 compared to $22,994,000 during the first nine months of 2009, representing a $3,255,000, or 14%, increase.  Room revenues increased by $2,248,000 due to a 16% REVPAR increase.  The hotel’s average daily rate increased by a modest 3%, but the hotel’s occupancy levels improved by 8 percentage points during the first nine months of 2010 compared to last year.  The increase in occupancy levels resulted from both increases in the transient and group and convention market segments.  The remaining revenue increase of $1,007,000 was from increased food and beverage revenues.  The higher occupancy levels resulted in higher business levels in the hotel’s Desire restaurant.  In addition, revenues increased in the hotel’s main lounge, which was converted into Irvin Mayfield’s Jazz Playhouse in late March 2009, and additional revenues were generated from the newly created PJ’s Coffee Shop, which opened in December 2009.

The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 (see Note 2).  Revenues generated during the third quarter totaled $1,414,000.  The hotel’s REVPAR during the third quarter of 2010 was virtually the same as in the third quarter of 2009.  However, revenues from other sources, primarily food and beverage, was approximately $100,000 less in 2010 compared to last year.  The hotel’s business in the 2010 third quarter has been affected by an ongoing construction project to repair and replace part of the stucco on the hotel’s façade.  This work is paid for by the company that built the hotel as part of a settlement agreement with the developer.  The project is expected to be completed in early 2011.  While the project is ongoing, the hotel is unable to host meetings due to noise generated by the work during the day.

Revenues from management and other activities increased by $835,000 to $3,820,000 in the first nine months of 2010 compared to 2009.  This increase was primarily from the Company’s overseas franchised properties, as well as from additional income from Sonesta Hotel Orlando Downtown, which was reflagged as a Sonesta hotel in January 2010.  The Company also reported an increase in management fee income from the Company’s collection of hotels and cruise ships in Egypt.  In addition, $255,000 of fee income from Sonesta Bayfront Hotel Coconut Grove was included in the first 6 months of 2010.  These fees were earned under the management agreement which ended July 1, 2010, when the Company acquired this property.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2010	2009
Royal Sonesta Hotel Boston	$1,961	$1,222
Royal Sonesta Hotel New Orleans	1,309	361
Sonesta Bayfront Hotel Coconut Grove	(611)	--
Operating income from hotels after management and service fees	2,659	1,583
Management activities and other	(2,668)	(3,472)
Operating loss	$(9)	$(1,889)

The operating loss for the nine-month period ended September 30, 2010 was $9,000, compared to an operating loss of $1,889,000 in the same period in 2009, an improvement of approximately $1,880,000.

Royal Sonesta Hotel Boston reported operating income of $1,961,000 in the nine month period ending September 30, 2010 compared to $1,222,000 in the same period in 2009, representing a $739,000 increase.  Revenue increases of $2,017,000 were partially offset by an 8% increase in total expenses of $1,278,000.  The increase in expenses was almost entirely due to a $1,095,000 increase in costs and operating expenses.  The expense increase resulted from higher payroll and employee benefit costs, an increase in food and beverage cost of sales, and increases in reservations, laundry and operating equipment costs.  During the first nine months of 2010, the hotel’s occupancy was approximately 6 percentage points higher than in the same period in 2009, requiring higher staffing levels.  In addition, following a payroll and benefits freeze in 2009, the Company granted modest increases to its employees in 2010, and partially reinstated benefits under its 401(k) plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income from Royal Sonesta Hotel New Orleans totaled $1,309,000 during the first nine months of 2010 compared to $361,000 in the first nine months of 2009, an increase of $948,000.  Revenue increases of $3,255,000 were partially offset by an increase in expenses of $2,307,000 or 10%.  Occupancy levels during the first three quarters of 2010 were approximately 8 percentage points higher than in the same period in 2009, which resulted in increased costs and operating expenses of $1,644,000.  In addition to higher occupancy levels, the hotel also recorded increased food and beverage revenues of $1,295,000 compared to last year, in part due to the addition of Irvin Mayfield’s Jazz Playhouse and a new coffee shop.  Food and beverage costs of sales increased by $349,000 due to the higher revenues.  Payroll and employee benefit costs increased due to the higher occupancy levels and increased food and beverage volume.  In addition, laundry, guest supply costs and entertainment expense also increased.  The remaining increase in expenses of $664,000 was mainly due to an increase in sales and advertising expenses and a $323,000 increase in rent expense.  The Company operates the Royal Sonesta Hotel New Orleans under a lease, and rent is equal to 75% of net cash flow achieved.  The higher rent expense resulted from the increase in operating profits.

The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010.  Previously, this hotel was operated under a management agreement  (See Note 2).  The hotel reported a $611,000 operating loss in the third quarter of 2010, which was in line with the Company’s expectations.  The third quarter is traditionally the slowest quarter for hotels in South Florida.  In addition, results in 2010 are being affected by an ongoing construction project to repair and replace part of the stucco on the hotel’s façade.  The Company is not responsible for the cost of these repairs, but the construction work is noisy and has an impact on the hotel’s group and convention business.  The work is expected to be completed in early 2011.

Operating losses from the Company’s management and other activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased from $3,472,000 in the first nine months of 2009 to $2,668,000 in the first nine months of 2010, a decrease of $804,000.  Revenues from management activities increased by $835,000, and corporate costs related to these activities remained virtually the same.  Increases in corporate sales and marketing costs of $667,000 were for the most part offset by decreased administrative and general expenses.  The increased marketing included higher corporate image advertising expenses and higher expenditures related to the redesign of the Company’s website.  The decrease in administrative and general expenses was due to a $192,000 non-recurring expense incurred for a hotel project in Miami during the first quarter of 2009.  The Company started work on this project during 2008 but decided in early 2009 not to pursue this opportunity.  During 2009, the Company operated Sonesta Bayfront Hotel Coconut Grove under a management agreement.  The agreement included certain annual minimum returns to the hotel owner, and the profits during 2009 were insufficient to pay the minimum return.  As a result, the Company recorded a $376,000 expense for the shortfall in 2009.  The Company acquired the hotel on July 1, 2010 (see Note 2).

OTHER INCOME (DEDUCTIONS)

During the 2009 third quarter the Company reported a pre-tax gain of $41,843,000 following the dissolution of a development partnership in which the Company was a 50% limited partner.  The partnership sold the land and improvements comprising the former Sonesta Beach Resort Key Biscayne in September 2009.  Details on this transaction are included in Note 3 of the Company’s 2009 Annual Report filed on Form 10-K.  The 2010 loss on sale of assets was primarily from a $56,000 loss in connection with the sale of assets related to a laundry facility in New Orleans.  The sale price of the assets (primarily laundry equipment) was $394,000, which was financed by the Company and will be paid, with interest at 5%, over a 5-year period.

Interest expense during the first nine months of 2010 decreased by $402,000 to $1,750,000 compared to last year.  Interest expense incurred on the mortgage loan secured by Royal Sonesta Hotel Boston decreased by $507,000.  In February 2010, the Company refinanced the loan, and the effective interest rate on the new loan is 6.4% compared to 8.6% on the loan that was repaid.  The aforementioned decrease was partially offset by interest expense of $105,000 incurred on a first mortgage loan secured by Sonesta Bayfront Hotel Coconut Grove.  The Company acquired this property on July 1, 2010 (see Note 2).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Interest income decreased by $137,000 to $195,000 in the nine month period ending September 30, 2010 compared to last year.   The decrease was mainly due to lower income earned on the investment of the Company’s cash balances, due to lower rates of return.  This decrease was partially offset by income earned on new loans made to the owners of Sonesta hotels in St. Maarten and Sharm El Sheikh, Egypt.

THIRD QUARTER 2010 COMPARED TO 2009

During the third quarter of 2010 the Company recorded a net loss of $589,000, or $(0.16) per share, compared to net income of $27,379,000, or $7.41 per share, in the third quarter of 2009.  In the third quarter of 2009 the Company recorded a pre-tax gain of $41,843,000 following the dissolution of a development partnership in which the Company was a 50% limited partner.  The partnership sold the land and improvements which formerly comprised the Sonesta Beach Resort Key Biscayne.  Additional information regarding this transaction is included in Note 3 of the Company’s 2009 Annual Report filed on Form 10-K.  Excluding this gain, the pre-tax loss during the 2009 third quarter equaled $410,000, compared to a pre-tax loss of $1,012,000 during the third quarter of 2010.  The increase in loss was primarily due to a $716,000 pre-tax loss incurred during the third quarter of 2010 at Sonesta Bayfront Hotel Coconut Grove.  The Company acquired the hotel on July 1, 2010 (see Note 2), and this loss was in line with the Company’s expectations.  The third quarter is traditionally the slowest quarter for hotels in South Florida.  Pre-tax income from Royal Sonesta Hotel Boston increased by $288,000 as demand in the Boston market continues to improve in 2010 compared to 2009.  Pre-tax loss from Royal Sonesta New Orleans increased by $172,000 during the traditionally slow third quarter primarily due to higher operating costs and rent expense.  Excluding the gain on the Key Biscayne transaction, pre-tax loss of the Company’s management and other activities was virtually the same during the third quarters of 2010 and 2009.  A detailed analysis of the revenue and income by location follows.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expense from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2010	2009
Royal Sonesta Hotel Boston	400	$8,270	$7,637
Royal Sonesta Hotel New Orleans	500	7,053	6,039
Sonesta Bayfront Hotel Coconut Grove	200	1,414	--
Management and service fees and other revenues		1,000	841
Total revenues, excluding revenues from managed and affiliated properties		$17,737	$14,517

Total revenues for the quarter ended September 30, 2010 were $17,737,000 compared to $14,517,000 for the quarter ended September 30, 2009, an increase of approximately $3,220,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues at Royal Sonesta Hotel Boston during the third quarter of 2010 totaled $8,270,000, a $633,000 increase, or 8%, compared to the third quarter 2009 revenues of $7,637,000.  Room revenues increased by $409,000 due to an 8% increase in revenue per available room (“REVPAR”).  Occupancy levels were actually slightly lower during the 2010 third quarter compared to last year, but the average daily rate improved by 11%.  During the third quarter, the hotel ran nearly 90% capacity.  Revenues from other sources, primarily food and beverage, increased by $224,000 mainly due to higher banqueting revenues and increased revenues from the Hotel’s ArtBar restaurant.

Demand in New Orleans continued to improve, and Royal Sonesta Hotel New Orleans reported revenues of $7,053,000 in the 2010 third quarter compared to $6,039,000 during the same quarter last year, representing an increase of $1,014,000, or 17%.  Room revenues increased by $761,000 due to a 20% REVPAR increase compared to last year.  Both occupancy levels and average daily rate achieved improved substantially.  The increase in room nights sold during the 2010 third quarter was primarily from the transient market segment.  Hotel revenues from other sources improved by $375,000 during the third quarter of 2010 compared to 2009.  This was a result of increased revenues from a newly created PJ’s Coffee Shop which opened in December 2009, as well as increased revenues from the hotel’s Desire restaurant as a result of higher occupancy levels.  The 2009 third quarter included $122,000 in revenues from a laundry facility which the Company operated in connection the hotel in New Orleans, but the laundry was sold during the second quarter of 2010.

The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010.  The hotel was previously operated under a management agreement (see Note 2).  Revenues achieved during the traditionally slow third quarter totaled $1,414,000.  These revenues were approximately $108,000 less than the revenues achieved during the 2009 third quarter, when the hotel was operated under a management agreement.  The hotel’s business has been affected by an ongoing construction project, which involves the repair and replacement of stucco on the façade of the hotel.  This work is being done under a settlement agreement between the developer of the hotel and the construction company, to repair defects in the original construction.  The project is expected to be completed in early 2011.  While the project is ongoing, the hotel is unable to host meeting business due to the noise levels during the day.

Revenues from management and other activities increased by $159,000 to $1,000,000 during the third quarter of 2010 compared to last year.  This increase was primarily from additional franchise fees from new hotels in South America and franchise fees received from Sonesta Hotel Orlando Downtown, which was reflagged as a Sonesta hotel in January 2010.  In addition, revenues from other corporate services, primarily reservations, also increased in the 2010 quarter compared to last year.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2010	2009
Royal Sonesta Hotel Boston	$1,588	$1,480
Royal Sonesta Hotel New Orleans	(331)	(149)
Sonesta Bayfront Hotel Coconut Grove	(611)	--
Operating income from hotels after management and service fees	646	1,331
Management activities and other	(1,089)	(1,183)
Operating income (loss)	$(443)	$148

Operating loss during the quarter ended September 30, 2010 was $443,000, compared to operating income of $148,000 during the quarter ended September 30, 2009, a decrease of approximately $591,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel Boston reported operating income of $1,588,000 during the 2010 third quarter, an increase of $108,000 compared to the 2009 third quarter operating income of $1,480,000.  Revenue increases of $633,000 were partially offset by increases in expenses of $525,000, representing a 9% increase.  Costs and operating expenses increased by $347,000, and the remaining increase was primarily due to increased sales and marketing expenditures and increased administrative and general costs.  Costs and operating expenses increased due to higher payroll and benefits costs, as well as increased costs of guests supplies and operating equipment.  Following a payroll freeze in 2009, the Company awarded modest salary increases to its employees in 2010, and, in addition, partially reinstated 401(k) plan benefits which were eliminated during 2009.  Increases in credit card commissions contributed to the administrative and general expense increase.

During the traditionally slowest quarter in New Orleans, Royal Sonesta Hotel New Orleans reported a $331,000 operating loss during the third quarter of 2010 compared to an operating loss of $149,000 in the third quarter of 2009.  Revenue increases of $1,014,000 were more than offset by increased expenses of $1,196,000.  This increase in expenses resulted primarily from a $760,000 increase in costs and operating expenses.  The remaining $436,000 increase was mainly due to increased rent expense.  Occupancy levels were approximately 7 percentage points higher in the 2010 third quarter compared to 2009 which contributed to higher payroll costs and costs of supplies, laundry and operating equipment.  In addition, modest pay increases were granted during 2010, and the hotel reinstated matching contributions to its 401(k) plan in April 2010.  Food and beverage cost of sales increased due to the higher revenues achieved.  Rent expense increased by approximately $400,000 in the third quarter of 2010 compared to 2009.

The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010.  Previously this hotel was operated by the Company under a management agreement (see Note 2).  During the third quarter of 2010, the hotel reported an operating loss of $611,000, which was in line with the Company’s expectations.  The third quarter is traditionally the slowest quarter for hotels in South Florida.  Please note also that Sonesta Bayfront Hotel is a condominium hotel.  Owners of residential units have the option to place their units in a rental program and receive rent payments based on room revenue generated from their units.  The rent expense incurred during the 2010 third quarter equaled $436,000.

Operating loss from the Company’s management and other activities, which is computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $94,000 to $1,089,000 in the 2010 third quarter.  Revenue increases of $159,000 were partially offset by a slight increase in corporate costs of $65,000.  Increases in marketing expenses during the third quarter, primarily related to the upgrade of the Company’s website, were partially offset by decreases in administrative and general expenses.

OTHER INCOME (DEDUCTIONS)

In the third quarter of 2009 the Company reported a pre-tax gain of $41,843,000 following the dissolution of a development partnership in which the Company owned a 50% limited interest.  The partnership sold the land and improvements formerly comprising Sonesta Beach Resort Key Biscayne during the 2009 third quarter.  Details on this transaction are included in Note 3 of the Company’s 2009 Annual Report filed on Form 10-K.  Also included in the third quarter of 2009 is a gain of approximately $34,000 on the sale of a condominium unit in Trump International Beach Resort Sunny Isles, which the Company managed until April 1, 2008.

Interest expense decreased from $718,000 in the 2009 third quarter to $645,000 in the 2010 third quarter, a decrease of $73,000.  Interest expense on the Company’s mortgage note on Royal Sonesta Hotel Boston decreased by $178,000.  This decrease resulted from a refinancing in February 2010.  The effective interest rate on the new mortgage loan is 6.4% compared to 8.6% on the mortgage loan that was paid off.  The aforementioned decrease in interest on the Royal Sonesta Hotel Boston mortgage was partially offset by a $105,000 interest expense on a mortgage loan which the Company assumed in connection with the acquisition of the Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 (see Note 2).

Interest income decreased by $54,000 to $70,000 in the third quarter of 2010, primarily due to lower income earned on the investment of the Company’s cash balances, due to lower rates of return.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the first nine months of 2010 the Company recorded a tax benefit of $506,000 on its pre-tax loss of $1,630,000.  The benefit is less than the statutory federal income tax rate because of state taxes on income attributed to the Company’s Royal Sonesta Hotel in New Orleans, Louisiana.

During the first nine months of 2009 the Company recorded a tax expense of $13,092,000 on pre-tax income of $38,150,000.  This tax expense is approximately the same as the statutory federal income tax rate.  State tax expense on income attributed to Louisiana, Florida and Massachusetts was partially offset by general business tax credits and an adjustment to the $41,843,000 gain reported following the dissolution of a development partnership in which the Company owned a 50% limited interest, which was not subject to tax.  Full details on this transaction are included in the Company’s 2009 Annual Report filed on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $24.8 million at September 30, 2010.  Company management believes these cash resources will be adequate to meet its cash requirements for 2010 and beyond.

On July 1, 2010, the Company completed the purchase of Sonesta Bayfront Hotel Coconut Grove.  The purchase price of $8,185,000 included cash paid at closing of $1,349,000, as well as the assumption of a mortgage loan in the amount of $6,500,000.  The remaining amount of $336,000 represents the fair value of a future share of cash flow which the seller is entitled to (see Note 2).

The Company contributed $1,237,000 to its pension plan in 2010, and will make quarterly contributions of $260,000 on October 15, 2010 and January 15, 2011.

The Company decided to completely renovate 200 guestrooms at Royal Sonesta Boston, at an estimated cost of $6 million.  This project will take place during the winter of 2010/2011.

The Company is adding a signature restaurant in Royal Sonesta Hotel New Orleans.  The total project cost (capital additions, furniture and equipment and pre-opening costs) is estimated at approximately $5.6 million, of which the Company expects to spend an estimated $1 million during 2010.  Since these costs are deducted from cash flow in the calculation of percentage rent due under the lease for this hotel, the Company’s share of this commitment is approximately $1.4 million.  This project is expected to be completed in the summer of 2011.

In February 2010, the Company refinanced the mortgage loan on Royal Sonesta Hotel Boston.  A new $32,000,000 loan repaid the $31,644,000 outstanding under the previous loan.  Costs incurred in connection with the refinancing totaled approximately $400,000, which included a 1% fee to the lender.  The interest rate on the new 5-year loan is a variable rate based on LIBOR, but the Company has entered into an interest rate swap agreement that provides for a 6.4% interest rate for the term of the loan.  The previous loan carried an 8.6% interest rate.  Payments of interest and principal on the new loan, based on a 25-year amortization period, will be approximately $650,000 per quarter.  The payments on the previous loan totaled $999,000 per quarter.  In addition to a first mortgage on the Royal Sonesta Hotel Boston property and a $5,000,000 parent company guarantee, the Company also provided a $5,000,000 cash collateral account as additional security for the loan.  This amount is included in restricted cash on the Company’s balance sheet at September 30, 2010.  The cash collateral account will be released over a 2-year period provided the hotel achieves certain debt service coverage ratios.  The Company expects to achieve the required debt service coverage ratio for the year 2010, and expects to receive back 50% of the cash collateral in early 2011.  The loan is subject to a maximum loan-to-value ratio, and to minimum debt service coverage ratios, which are tested quarterly.

In connection with the extension of the license agreements for two hotels in St. Maarten through December 2019 (subject to a mutual cancellation option beginning in May 2015), the Company agreed to loan the owners of these hotels up to $1 million for improvements to the properties.  The Company has funded $837,000 as of September 30, 2010 and expects to fund the balance during the remainder of 2010.

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

In September 2009 the Company received $12,076,000 in connection with the sale by a partnership, in which the Company owned a 50% limited partnership interest, of the land and improvements formerly comprising Sonesta Beach Resort Key Biscayne.  This payment included the repayment of advances made by the Company to the partnership during 2009 of $2,664,000 and, in addition, $9,412,000 for its share of the sale proceeds of the assets.  Full details of this transaction are included in the Company’s 2009 Annual Report filed on Form 10-K.

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to the risk of loss associated with movements in market interest rates.  For the mortgage loan secured by Royal Sonesta Hotel Boston the Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.  The Company financed the acquisition of Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 with a mortgage loan that carries a fixed interest rate of 6.25%.  The Company believes the carrying value of this loan approximates its fair value due to its close proximity to the closing date.

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2010.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended September 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 11, 2010