Form 10-K
period 2010-12-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2011-03-28
CIK 91741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was $22,471,993.

The number of shares outstanding of the registrant's common stock as of the close of business on March 24, 2011 was 3,698,230.

Documents incorporated by reference:

1.	Portions of the Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Parts I and II. The 2010 Annual Report is filed with this Form 10-K as Exhibit 13.

2.	Portions of the proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III.

An Index to Exhibits appears on pages 17 through 19 of this Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.                      Business

(a)
General Development of Business.  The Company, a New York corporation formed in 1923, is engaged in the operation of hotels that it owns in Boston (Cambridge), Massachusetts; and leases in New Orleans, Louisiana.  On July 1, 2010 the Company purchased a condominium hotel in Coconut Grove, Florida.  Previously, this hotel was operated by the Company under a management agreement.  Detailed information regarding this transaction is incorporated by reference from Note 3 to the Company’s consolidated financial statements (pages 22 and 23 of the Annual Report to Shareholders, filed herewith as Exhibit 13).  The Company also operates, under management agreements, hotels in Cairo, Luxor, Port Said (through March 2009), Taba, Hurghada and Sharm el Sheikh (2), Egypt; and six (6) Nile River cruise vessels. In early 2009, the Company commenced management of an additional hotel in Sharm El Sheikh, Egypt.  In addition, the Company has signed management agreements for a hotel under construction in Doha, Qatar, and hotels which have yet to start construction in Miami, Florida, and Dahab, Egypt.  The Company also has a signed management agreement for a hotel in San Carlos, Mexico, but does not believe this hotel will be developed in the near future.  The Company also has franchise agreements for hotels in Sint Maarten (2), Brazil (1), Chile (3), Colombia (3) and Peru (7).  During 2010 and early 2011, the Company added two franchised hotels in Colombia.  The franchise agreement for one hotel in Brazil (Sao Paulo) was terminated in February 2011.  Two additional franchised hotels, in Colombia and Ecuador, are expected to open in 2011.  The Company launched a domestic franchise program during 2009.  Franchise agreements were entered into in late 2009 for a hotel in Orlando, which was reflagged as a Sonesta Hotel in January 2010.

The Company owned and operated a hotel in Key Biscayne, Florida.  In April 2005, the Company transferred the land and improvements of Sonesta Beach Resort Key Biscayne to a development partnership, of which it was a 50% owner.  The hotel discontinued operations in August 2006.  The partnership sold its assets in September 2009.  Detailed information regarding this major transaction is incorporated by reference from Note 4 to the Company’s consolidated financial statements (page 24 of the Annual Report to Shareholders, filed herewith as Exhibit 13).

In general, business levels improved during 2010, after a sharp decline in business in 2009.  Revenues of Royal Sonesta Hotel Boston and Royal Sonesta Hotel New Orleans both increased.  In addition, income from management activities decreased in 2010 compared to 2009.  In Egypt, political unrest seriously affected business levels as the Company’s managed hotels and ships starting in February 2011.  This will affect the Company’s fee income from this region (approximately $3 million in 2010 but 2011 fee income will be substantially less), and may impact collections of loans and receivables for fees and expenses.  Detailed information regarding the Company loans to and receivables from Egypt is incorporated by reference from Note 5 to the Company’s consolidated financial statements (pages 24 and 25 of the Annual Report to Shareholders filed herewith as Exhibit 13).

(b)
Financial Information About Segments.  This information is incorporated by reference from Note 9 to the Company’s consolidated financial statements (page 28 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13).

(c)
Narrative Description of Business and Competition.  The Company's business is to a great extent dependent on a high level of economic activity. The hotel business is highly competitive.  In the major markets where we operate, which are New Orleans, Miami and Boston, we compete with many other hotels of the same quality.  A substantial number of these hotels compete in the same market segments as our hotels.  The facilities of competitors are often affiliated with national or regional chains having more room accommodations and greater financial resources than the Company.  The Company follows the practice of refurbishing and redecorating the hotels which it operates in order to keep the properties attractive and competitive with new hotel properties, and this requires the Company to make substantial capital expenditures.  During the two years ended December 31, 2010, the Company made such capital expenditures totaling approximately $10 million.

The Company endeavors to create individual and distinctive features for each hotel property while utilizing common corporate identification in order to obtain the benefits of chain operation.  The Company is using the name "Sonesta" for all of its hotels.

The Company has approximately 718 employees. The Company considers its relations with its employees to be satisfactory.

Business at the Company’s hotels is seasonal.  At Royal Sonesta Hotel Boston, the first quarter is traditionally the slowest of the year.  The third quarter summer season is the slowest period at Royal Sonesta Hotel New Orleans and Sonesta Hotel Bayfront Coconut Grove.  Therefore, the Company generates less revenues during third quarter compared to the first, second and fourth quarters.

The following tables reflect total revenues, annual occupancy percentages, average room rates and room revenues per available room ("REVPAR") for the Company's owned and leased properties for the years 2010, 2009 and 2008.  REVPAR is calculated by dividing annual room revenue by the total number of rooms available during the year.

Hotel		Number of Rooms	Year Built of Acquired	Total Revenues (in thousands)

				2010	2009	2008

Royal Sonesta Hotel Boston	Owned	400	1963/1984	$26,598	$24,462	$30,778
Royal Sonesta Hotel New Orleans	Leased	500	1969	35,876	31,679	32,795
Sonesta Bayfront Hotel Coconut Grove (*)	Owned	200	2010	3,408	--	--

Hotel	Average Occupancy Percentage			Average Daily Rate

	2010	2009	2008	2010	2009	2008

Royal Sonesta Hotel Boston	71.8%	68.2%	71.5%	$165	$158	$195
Royal Sonesta Hotel New Orleans	76.1%	68.5%	70.8%	168	163	165
Sonesta Bayfront Hotel Coconut Grove (*)	53.8%	--	--	131	--	--

	“REVPAR”

Hotel	2010	2009	2008

Royal Sonesta Hotel Boston	$118	$108	$139
Royal Sonesta Hotel New Orleans	128	112	117
Sonesta Bayfront Hotel Coconut Grove (*)	70	--	--

(*) This hotel was acquired by the Company on July 1, 2010.  The third quarter is historically the slowest quarter for hotels in South Florida.

The Company has established and maintains trademark protection for certain service marks it uses in conducting its business, including the service marks "Sonesta", "Sonesta Beach", "Just Us Kids", and the Company's stylized "S" logo.  Trademarks are maintained in numerous countries, besides the United States.  Each mark is generally protected for several years, subject to periodic renewal.

For revenues by types of services provided for the three years ended December 31, 2010, reference is made to the Consolidated Statements of Operations which appear on page 15 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

(d)
Financial Information about Foreign and Domestic Operations. This information is incorporated by reference from Note 10 on page 28 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

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

The Company’s Executive Officers are:

Name	Present Position	Age	Employment History 2005 to Present
Peter J. Sonnabend	Executive Chairman of the Board	57	Chief Executive Officer and Vice Chairman until January 2009
Stephanie Sonnabend	Chief Executive Officer and President	58	Chief Executive Officer and President
Carol Beggs	Vice President, Technology	50	Vice President, Technology
John DePaul	Executive Vice President of Development	46	Managing Member, National Hospitality Holdings, LLC, until September 2010
Felix Madera	Executive Vice President, International	62	Vice President, International until May 2009
Kathy Rowe	Senior Vice President	52	Senior Vice President
Jacqueline Sonnabend	Executive Vice President	56	Executive Vice President and Senior Quality Officer
Boy van Riel	Vice President and Treasurer	52	Vice President and Treasurer

Item 1A.                      Risk Factors

The Company’s business is subject to various risks that could have a negative effect on the Company’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Company, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Company’s 2010 Annual Report, which is filed herewith as Exhibit 13.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.  In that event, the price for our common stock could decline, and shareholders may lose all or part of their investments.

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

2)
international, national and regional economic and political conditions; current economic conditions, which have resulted in lower consumer demand for lodging and diminished corporate spending, have affected the Company’s business starting with the 2008 fourth quarter and throughout 2009.  During 2010, demand improved resulting in higher revenues, especially at the Company’s Royal Sonesta Hotels in New Orleans and Boston.  Political unrest in Egypt has impacted business levels at the Company’s managed hotels and Nile River cruise ships starting in February 2011.  This will affect the fee income from this area (approximately $3 million in 2010).

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

The Company’s fee income and realizibility of its receivables from its managed operations will be affected by the political unrest in Egypt.  A substantial portion of the Company’s management fee income is derived from its operations in Egypt (approximately $3 million in 2010 but 2011 fee income will be substantially less).  The political unrest in Egypt has impacted business levels at the Company’s managed hotels and Nile River cruise ships starting in February 2011.  This will affect fee income the Company derives from this area and will also delay the receipt of outstanding receivables and loans from these properties.  The total amount due for both loans and receivables at December 31, 2010 was $4,700,000.  To account for the delays in receiving payment, and for potential uncollectible amounts, the Company provided for a reserve of $700,000, which expense is included in administration and general expense in the fourth quarter of 2010.  In addition, the Company will not recognize income in 2011 from Egypt until such time that the hotels and ships resume payments on the loans and receivables.

The Company’s fee income from its operations in Egypt may be adversely impacted by terrorism.  During 2010, the Company’s management revenues from its hotels in Egypt totaled approximately $3.0 million ($2.4 million in 2009).  In previous years, Egypt experienced terrorist activity, which affected tourism.  Potential future terrorist incidents will affect tourism to Egypt and the Company’s management income from this region.

Because the Company’s U.S. hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Company’s results from operations.  A major portion of the Company’s revenues and income is derived from its owned and leased hotels in the United States.  The three U.S. hotels the Company operated at the end of 2010 are located in Miami, Florida, New Orleans, Louisiana, and Cambridge, Massachusetts.  This means the Company’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results from operations.  Two of the Company’s three U.S. hotels operating at the end of 2010 are located in New Orleans, Louisiana and in Miami, Florida.  These areas are prone to hurricanes, and the Company’s financial condition will be affected if its hotels suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas.  As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the Company, and the owner of the Company’s managed hotel, have significant deductibles, and certain caps on coverages for windstorm and flood.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Properties

The Company's hotels are primarily metropolitan and resort hotels in popular vacation areas which emphasize luxury accommodations and personal service.

The Company has fee ownership in Royal Sonesta Hotel, Boston (Cambridge), Massachusetts.  Reference is made to Note 6 to the consolidated financial statements of the Company which appears on page 25 of the Company's 2010 Annual Report to Shareholders, filed herewith as Exhibit 13, for details of the mortgage lien on the Boston (Cambridge), Massachusetts property.

The Company operates Sonesta Bayfront Hotel Coconut Grove.  The hotel had been operated by the Company under a management agreement since its opening in April 2002, and the Company purchased the hotel on July 1, 2010.  Sonesta Bayfront Hotel Coconut Grove is a condominium hotel.  Owners of condominium units in the hotel have the option to place their units in a rental program and receive rent based on a percentage of room revenues achieved.  The Company acquired the “Hotel Lot”, which includes the restaurant, meeting rooms and other hotel facilities, the Hotel’s working capital, and the right to operate the rental program pursuant to lease agreements with unit owners.  Reference is made to Note 3 and Note 6 to the consolidated financial statements of the Company which appear on pages 22, 23 and 25 of the Company’s 2010 Annual Report to Shareholders, filed herewith as Exhibit 13, for details on the purchase of the hotel and for details on the mortgage lien on the Coconut Grove, Florida property.

The Company operates the Royal Sonesta Hotel, in New Orleans, Louisiana under a long-term lease which expires on September 30, 2024, provided the Company exercises its remaining ten-year extension option.  As of March 21, 2011, the Company has exercised options through September 30, 2014.

The Company also currently operates under management agreements hotels in Cairo, Luxor, Taba, Hurghada and Sharm el Sheikh (3), Egypt; and six Nile River cruise vessels.  At December 31, 2010, the Company has granted licenses for the use of its name to seven hotels in Peru, two hotels in St. Maarten, two hotels in Brazil, three hotels in Chile, four hotels in Colombia, and one hotel in Ecuador.  Three of t he aforementioned licensed hotels in Columbia and Ecuador have or will open during the first half of 2011.  The license agreement for oneo fht ehotels in Brazil ended in February 2011.

In addition to the properties listed above, the Company leases space for its executive offices at 116 Huntington Avenue, Boston, Massachusetts 02116.  That lease commenced May 1, 2002, and has a 10-year term.

Item 3.                      Legal Proceedings

In October 2010, a subsidiary of the Company (“Sonesta Louisiana”) filed a lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, to collect amounts owed by 800 Canal Street Limited Partnership (“800 Canal”) under a promissory note, dated October 23, 2007, in the face amount of $1,600,000 (the “Note”).  800 Canal delivered the Note, which represented fees and other amounts owed, to Sonesta Louisiana in connection with the termination, in October 2007, of Sonesta Louisiana’s management contract to operate Chateau Sonesta Hotel in New Orleans.  Although the Note specifies a maturity date of September 1, 2010, 800 Canal claimed that payment was not due at that time because the Note was subordinate to a first mortgage loan in favor of Mony Life Insurance Company (“MONY”), and MONY agreed to extend its loan beyond September 1, 2010.  Interest is payable under the Note at 8% per annum and, if not paid, accrues.  No interest payments have been made and, as of September 1, 2010, the total amount owed to the Company under the Note was $2,046,021.  Since the timing of the collection is uncertain, and ultimately may depend on the value of the hotel property, the Company fully reserved against this receivable in 2007, and has not recorded the accruing interest.  The Company intends to pursue collection of the Note vigorously.

From time to time, the Company is subject to routine litigation incidental to its business, and generally covered by insurance.  The Company believes that the results of such litigation will not have a materially adverse effect on the Company’s financial condition.

Item 4.                      Reserved

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock market prices and dividends and the number of shareholders of record are incorporated by reference from page 2 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

A special dividend of $1.00 per share was paid in November 2009.  A $0.10 per share dividend was declared in 2010, but paid in January 2011.  Other information required by this item is incorporated by reference from the Consolidated Statements of Stockholders' Equity which appears on page 18 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 6.                      Selected Financial Data

Selected Financial Data, which appears on page 2 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 4 through 12 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from page 10 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 8.                      Consolidated Financial Statements and Supplementary Data

The financial statements listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K, together with the reports of McGladrey & Pullen, LLP, dated March 24, 2011 and Caturano and Company, P.C., dated March 25, 2010 are incorporated herein by reference from the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

Selected Quarterly Financial Data are incorporated by reference on page 10 of the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s independent auditors on accounting principles or practices or financial statement disclosures during 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls.  Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  As a “smaller reporting company”, Management’s report is not subject to attestation by the Company’s registered public accounting firm.

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2010, Company management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and President, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Company’s Executive Chairman of the Board, Chief Executive Officer and President, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the Executive Chairman of the Board, Chief Executive Officer and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors of the Company and Compliance with Section 16 (a).  The information required by this item is incorporated herein by reference from the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which will be held in May 2011.

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

Item 11.                      Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which will be held in May 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which will be held in May 2011.

The Company has no equity compensation plans for which disclosure under Item 201(d) of Regulation S-K is required.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be held in May 2011.

There were no transactions with related parties during 2010.

Item 14.                      Principal Accountant Fees and Services

Auditors.  Caturano and Company, P.C. has served as the Company’s independent registered public accounting firm since 2004.  McGladrey & Pullen, LLP acquired the assets of Caturano and Company P.C. during 2010.  As a result, on September 30, 2010, Caturano and Company, P.C. resigned as the independent registered public accounting firm for the Company and, concurrent with such resignation, the Company’s audit committee approved the engagement of McGladrey & Pullen, LLP as the new independent registered public accounting firm for the Company.  A representative of McGladrey & Pullen, LLP is expected to be present at our Annual Meeting of Stockholders, with the opportunity to make a statement if he or she desires to do so. This representative will be available to respond to appropriate questions from shareholders who are present at our annual meeting.

The fees for services provided by McGladrey & Pullen, LLP and Caturano and Company, P.C. to the Company in the last two fiscal years were as follows:

	FY 2009	FY 2010

Audit Fees	$153,500	$157,367
Audit of Pension and 401(k)
Benefit Plans	18,000	18,740
Other Fees (1)	1,500	4,500
Total Fees	$173,000	$179,000

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

All services for which the Company engages the auditors are approved by the Audit Committee.  The total fees the Company paid to McGladrey & Pullen, LLP and Caturano and Company P.C. for services in 2009 and 2010 are set forth above.

The Company’s Audit Committee approved the engagement of McGladrey & Pullen, LLP and Caturano and Company P.C. to provide audit related services and tax services in 2009 and 2010 (which include the annual audits of the Company’s Pension Plan and 401(k) Plan) because it determined that for McGladrey & Pullen, LLP and Caturano and Company, P.C. to provide these services would not compromise its independence, and that its familiarity with the Company’s record keeping and accounting systems would permit them to provide these services with equal or higher quality, more quickly and at a cost similar to what the Company could obtain these services from other providers.

PART IV

Item 15                      Exhibits and Financial Statement Schedules

(a)	1.
Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference from the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

2.
Financial Statement Schedules:  The financial statement schedules required to be filed by Item 8 of this form are listed in the accompanying Index to Consolidated Financial Statements, and are included in the notes to the financial statements, incorporated by reference from the 2010 Annual Report to Shareholders, filed herewith as Exhibit 13.

3.	A list of Exhibits is included on pages 17 through 19 of this annual report on Form 10-K.

SONESTA INTERNATIONAL HOTELS CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule

Item 15(a) (1) and (2)	References (Page)

	Form 10-K	2010 Annual Report to Shareholders*

Consolidated Balance Sheets at December 31, 2010 and 2009		16, 17

For the years ended December 31, 2010 and 2009:

Consolidated Statements of Operations		15

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)		18

Consolidated Statements of Cash Flows		19

Notes to Consolidated Financial Statements		20

Consolidated Financial Statement Schedule II for the year ended December 31, 2010

Consolidated Valuation and Qualifying Accounts	16

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
_________________________________________________________
*Filed herewith as Exhibit 13

SONESTA INTERNATIONAL HOTELS CORPORATION
SCHEDULE II

Consolidated Valuation and Qualifying Accounts
Two Years Ended December 31, 2010

	Balance Beginning Of Year	Amounts Charged To Income	Amounts Written Off	Balance End of Year

Year Ended December 31, 2009

Allowance for doubtful accounts	$58,519	$32,000	$20,399	$70,120

Year Ended December 31, 2010

Allowance for doubtful accounts	$70,120	$1,037,398	$4,105	$1,103,413

SONESTA INTERNATIONAL HOTELS CORPORATION
Index to Exhibits

NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended to date. (3)
3.2	Company By-laws, as amended to date. (6)
10.2	Management Agreement, between Sonesta Coconut Grove, Inc. (“SCG”), and Mutiny on the Park, Ltd. (“Mutiny”), dated December 22, 2000. (1)
10.3	Letter of Amendment of Management Agreement, between SCG and Mutiny, dated January 5, 2001. (1)
10.4	Amendment to Management Agreement between SCG and Mutiny, effective January 1, 2007. (5)
10.5
Amendment to Management Agreement for Sonesta Club Sharm El Sheikh, dated January 24, 2008, between Sharm Today S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $558,571 to Sharm Today.  (5)

10.6
Amendment to Management Agreement for Sonesta Beach Resort Sharm el Sheikh, dated January 24, 2008, between Masters of Tourism S.A.E. and Sonesta International Hotels Limited.  The Amendment includes the obligation by the Company to make a loan of $1,020,672 to Masters of Tourism.  (5)

10.7	Indenture of Lease, dated March 18, 2002, between ATC Realty, Inc. and Sonesta International Hotels International Hotels Corporation. (2)
10.8	Hotel Lease, dated December 12, 1967, between Chateau Louisiane, Inc., as "Landlord", and The Royal Orleans, Inc., as "Tenant". (6)
10.9	Hotel Lease-Amendment No. 1, dated November 26, 1973, between Chateau Louisiane, Inc. and Louisiana Sonesta Corporation. (6)
10.10	Hotel Lease-Amendment No. 2, dated September 1, 1977, between Chateau Louisiane, Inc. and Royal Sonesta, Inc. (6)
10.11	Summary of Director compensation. (8) (Management contract under Item 601(10)(iii)(A)).
10.12	Promissory Note ($1,600,000), dated October 23, 2007, between 800 Canal Street Limited Partnership and Sonesta Louisiana Hotels Corporation. (5)
10.13
Agreement of Limited Liability Limited Partnership of SBR-Fortune Associates, LLLP, dated as of January 17, 2005, between Fortune KB GP, LLC, General Partner, Fortune KB, LLC, Limited Partner, and Sonesta Beach Resort Limited Partnership, Limited Partner. (3)

NUMBER	DESCRIPTION
10.14	First Amendment to partnership agreement of SBR – Fortune Associates, LLLP, dated as of January 17, 2005. (3)
10.15	Second Amendment to partnership agreement of SBR - Fortune Associates, LLLP, dated as of January 17, 2005. (3)
10.16
Agreement of Merger, dated as of April 2005, by and among SBR-Fortune Associates, LLLP, a Florida limited liability limited partnership (“SBR”), Sonesta Beach Resort LLC, a Delaware limited liability company (the “Company”) and Sonesta Beach Resort Limited Partnership, a Delaware limited partnership (the “Sonesta”).  (4)

10.17	Amendment to partnership agreement of SBR – Fortune Associates, LLLP, dated as of June 18, 2009. (9)
10.18
Term Loan Agreement, dated February 12, 2010, between the Trustees of Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc. as Borrower and RBS Citizens, National Association, as Lender.  (7)

10.19	Promissory Note, dated February 12, 2010 from the Trustees of Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc. to RBS Citizens, National Association. (8)
10.20
Mortgage and Security Agreement, dated February 12, 2010 from the Trustees of Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc. as Mortgagor to RBS Citizens, National Association, as Mortgagee.  (7)

10.30	Limited Guaranty to RBS Citizens, National Association from Sonesta International Hotels Corporation, dated February 12, 2010. (7)
10.31	Loan agreement between Sonesta International Hotels Limited and Saint George for Tourism Investment and Hotel Management, owner of Sonesta St. George Hotel Luxor, dated as of August 18, 2009. (8)
10.32	Loan agreement between Sonesta International Hotels Limited and Greaters for Nile Tourism, owner of Sonesta St. George I Nile Cruise Ship, dated as of August 18, 2009. (8)
10.33	Loan agreement between Sonesta Licensing Corporation and Resort of the World N.V., owner of Sonesta Maho Beach Resort & Casino, St. Maarten, dated December 18, 2009. (8)
10.34	Loan agreement between Sonesta Licensing Corporation and St. Maarten Resort Hotel & Casino N.V., owner of Sonesta Great Bay Beach Resort & Casino, St. Maarten, dated December 18, 2009. (8)
10.35	Loan agreement between Sonesta International Hotels Limited and Masters of Tourism, owner of Sonesta Beach Resort Sharm El Sheikh, dated as of January 1, 2010. (8)

NUMBER	DESCRIPTION
10.36	Agreement of Purchase and Sale between Sonesta Coconut Grove, Inc., and Mutiny on the Park, Ltd., dated July 1, 2010. (10)
10.37	Amended and restated promissory note from Sonesta Coconut Grove, Inc., in favor of Ocean Bank, dated July 1, 2010 in the amount of $6,500,000. (10)
10.38
Assignment and assumption agreement and modification of mortgage and other loan documents, dated July 1, 2010, by and between Ocean Bank, Sonesta Coconut Grove, Inc., Mutiny on the Park, Ltd. and Ricardo Dunin.  (10)

13	Annual Report to Security Holders for the calendar year ended December 31, 2010. (Filed herewith)
21	Subsidiaries of the Registrant. (Filed herewith)
23.1	McGladrey & Pullen, LLP audit report on schedule II included in item 15(a)(2). (Filed herewith)
23.2	Caturano and Company, P.C. audit report on schedule II included in item 15(a)(2). (Filed herewith)
31 (a)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (b)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
31 (c)	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)
32	Certification required by 18 U.S.C. Section 1350. (Furnished herewith)

(1)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K (File No. 0-9032)
(2)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K (File No. 0-9032)
(3)	Incorporated by reference to the Company’s 2004 Annual Report on Form 10-K (File No. 0-9032)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005 (File No. 0-9032).
(5)	Incorporated by reference to the Company’s 2007 Annual Report on Form 10-K (File No. 0-9032).
(6)	Incorporated by reference to the Company’s 2008 Annual Report on Form 10-K (File No. 0-9032).
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2010 (File No. 0-9032).
(8)	Incorporated by reference to the Company’s 2009 Annual Report on Form 10-K (File No. 0-9032).
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010 (File No. 0-9032).
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2010 (File No. 0-9032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION
(Registrant)

/s/ Boy van Riel	Date: March 24, 2011
Boy van Riel Vice President and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boy van Riel	Date: March 24, 2011
Boy van Riel Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Peter J. Sonnabend	Date: March 24, 2011
Peter J. Sonnabend Executive Chairman of the Board, Director (Principal Executive Officer)

/s/ Stephanie Sonnabend	Date: March 24, 2011
Stephanie Sonnabend Chief Executive Officer and President, Director (Principal Executive Officer)

/s/ George S. Abrams	Date: March 24, 2011
George S. Abrams Director

/s/ Joseph L. Bower	Date: March 24, 2011
Joseph L. Bower Director

/s/ Charles J. Clark	Date: March 24, 2011
Charles J. Clark Director

/s/ Clarence A. Davis	Date: March 24, 2011
Clarence A. Davis Director

/s/ Irma Mann	Date: March 24, 2011
Irma Mann Director

/s/ Jacqueline Sonnabend	Date: March 24, 2011
Jacqueline Sonnabend Director

/s/ Stephen Sonnabend	Date: March 24, 2011
Stephen Sonnabend Director

/s/ Jean C. Tempel	Date: March 24, 2011
Jean C. Tempel Director