Form 10-Q
period 2011-03-31
SONESTA INTERNATIONAL HOTELS CORP
filed 2011-05-12
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).

Yes ☐	No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of May 11, 2011 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — March 31, 2011 (unaudited) and December 31, 2010	1

	Condensed consolidated statements of operations — Three-month periods ended March 31, 2011 and 2010 (unaudited)	3

	Condensed consolidated statements of cash flows — Three-month periods ended March 31, 2011 and 2010 (unaudited)	4

	Notes to condensed consolidated financial statements — March 31, 2011 and 2010	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — March 31, 2011	14

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

Item 4.	Internal Controls and Procedures	19

Part II. Other Information		20

	Signature page	21

Exhibits 31.(a), 31.(b), 31.(c)	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification by Company Officers required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 (unaudited) and December 31, 2010

	(in thousands)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$14,529	$24,162
Restricted cash	2,500	2,500
Accounts and notes receivable:
Trade, less allowance of $1,093 ($1,103 at December 31, 2010) for doubtful accounts	4,730	3,759
Other, including current portion of long-term receivables and advances	612	741
Total accounts and notes receivable	5,342	4,500
Inventories	892	958
Current deferred tax assets	1,796	1,262
Prepaid expenses and other current assets	2,614	2,020
Total current assets	27,673	35,402

Restricted cash	2,757	2,757

Long-term receivables and advances	4,177	4,342

Property and equipment, at cost:
Land and land improvements	3,202	3,202
Buildings	29,666	29,666
Furniture and equipment	29,505	28,544
Leasehold improvements	9,408	9,401
Projects in progress	5,147	2,205
	76,928	73,018
Less accumulated depreciation and amortization	35,005	33,597
Net property and equipment	41,923	39,421

Other long-term assets	3,541	4,268
	$80,071	$86,190

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 (unaudited) and December 31, 2010

	(in thousands)
	March 31, 2011	December 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$686	$676
Accounts payable	3,340	3,868
Advance deposits	1,679	1,224
Accrued liabilities:
Salaries and wages	1,666	2,147
Rentals	1,460	5,195
Interest	208	209
Pension and other employee benefits	1,676	1,512
Interest rate swap	1,423	1,691
Income taxes	691	580
Other	1,796	1,190
Total accrued liabilities	8,920	12,524
Total current liabilities	14,625	18,292

Long-term debt	37,205	37,378

Pension liability, non-current	6,339	6,781

Other non-current liabilities	940	931

Deferred tax liabilities	158	220

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	31,386	33,340
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(3,411)	(3,581)
Total stockholders’ equity	20,804	22,588
	$80,071	$86,190

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended March 31

	2011	2010
Revenues:
Rooms	$11,311	$8,190
Food and beverage	5,159	4,114
Management, license and service fees	680	1,403
Parking, telephone and other	913	1,055
	18,063	14,762
Other revenues from managed and affiliated properties	178	1,370
Total revenues	18,241	16,132

Costs and expenses:
Costs and operating expenses	8,909	7,313
Advertising and promotion	1,991	1,562
Administrative and general	3,450	3,075
Human resources	372	280
Maintenance	943	878
Rentals	2,332	1,145
Property taxes	419	280
Depreciation and amortization	1,498	1,380
	19,914	15,913
Other expenses from managed and affiliated properties	178	1,370
Total costs and expenses	20,092	17,283

Operating loss	(1,851)	(1,151)

Other income (deductions):
Interest expense	(681)	(567)
Interest income	33	60
Foreign exchange gain (loss)	6	(5)
Gain (loss) on sales of assets	2	(4)
	(640)	(516)

Loss before income tax benefit	(2,491)	(1,667)
Income tax benefit	(537)	(475)
Net loss	(1,954)	(1,192)

Retained earnings at beginning of period	33,340	35,734
Retained earnings at end of period	$31,386	$34,542

Net loss per share of common stock	$(0.53)	$(0.32)

Weighted average number of shares outstanding	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Three Months Ended March 31
	2011	2010
Cash used for operating activities
Net loss	$(1,954)	$(1,192)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	1,514	1,415
Provision for doubtful accounts	(11)	4
Deferred federal and state tax benefit	(695)	(726)
Loss (gain) on sales of assets	(2)	4

Changes in assets and liabilities
Accounts and notes receivable	(408)	29
Inventories	66	20
Prepaid expenses and other	(622)	(39)
Accounts payable	(158)	(21)
Advance deposits	455	189
Accrued liabilities	(3,742)	(2,365)
Cash used for operating activities	(5,557)	(2,682)

Cash used for investing activities
Expenditures for property and equipment	(3,585)	(585)
Payments received on long-term receivables and advances	76	340
Proceeds from sales of assets	17	7
New loans and advances	(51)	(958)
Cash used for investing activities	(3,543)	(1,196)
Cash used for financing activities
Proceeds from issuance of long-term debt	--	32,000
Cost of financing	--	(399)
Payments on refinancing of long-term debt	--	(31,644)
Restricted cash	--	(5,000)
Scheduled payments on long term debt	(163)	(195)
Cash dividends paid	(370)	--
Cash used for financing activities	(533)	(5,238)

Net decrease in cash	(9,633)	(9,116)
Cash and cash equivalents at beginning of period	24,162	35,557
Cash and cash equivalents at end of period	$14,529	$26,441

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2011 three-month period and the 2010 three-month period was approximately $662,000 and $603,000, respectively.   Cash paid for income taxes in the first quarter of 2011 and 2010 was approximately $54,000 and $51,000, respectively.

See accompanying notes to condensed consolidated financial statements.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after March 31, 2011 through the date this report was filed.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Purchase of Sonesta Bayfront Hotel Coconut Grove

The Company purchased Sonesta Bayfront Hotel Coconut Grove on July 1, 2010.  The Hotel had been operated by the Company under a management agreement since its opening in April 2002.  Sonesta Bayfront Hotel Coconut Grove is a condominium hotel.  Owners of condominium units in the hotel have the option to place their unit in a rental program, and receive rent based on a percentage of room revenues achieved.  The Company acquired the “Hotel Lot”, which includes the restaurant, meeting rooms and other hotel facilities, the Hotel’s working capital, and the right to operate the rental program pursuant to lease agreements with unit owners.  Based on historical cash flow achieved, particularly in 2007 and 2008, the Company believes the hotel represents a good investment.  In addition, financing for the acquisition was available on reasonable terms, and the Company’s management agreement would otherwise have expired in 2017.

The purchase price of $8,185,000 included the assumption of a $6,500,000 first mortgage loan, and cash paid at closing of $1,349,000.  The Company also agreed to pay the Seller a share of net cash flow, as defined, for a period of 11 years starting January 1, 2010, and recorded a $336,000 liability for the estimated fair value of this obligation.

The results of operations of Sonesta Bayfront Hotel Coconut Grove have been included in the Company’s consolidated statement of operations since the July 1, 2010 acquisition date.

The following unaudited proforma condensed financial information gives effect to our acquisition of the Sonesta Bayfront Hotel Coconut Grove as if it had occurred on January 1, 2010. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the acquisition occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
	For the three months ended March 31, 2010
	Sonesta	Sonesta Bayfront Hotel	Pro Forma Adjustments	Pro Forma as Adjusted
Revenues	$14,762	$3,393	$--	$18,155
Other revenues from managed hotels	1,370	--	(1,144)	226
Total Revenues	$16,132	$3,393	$(1,144)	$18,381
Net income (loss)	$(1,192)	$542	$(326)	$(976)

A reconciliation of the proforma adjustment to net loss follows (in thousands):

March 31, 2010
Reduction in other revenues from managed hotels	$(1,144)
Reduction in other expenses from managed hotels	1,144
Increase in depreciation and amortization	(138)
Increase in interest expense	(104)
Income tax expense on additional profit of $300,000	(84)

Proforma adjustment	$(326)

3.           Long-Term Receivables and Advances

	(in thousands)
	March 31,2011	December 31,2010
Sharm El Sheikh, Egypt (a)	$638	$647
Sharm El Sheikh, Egypt (b)	433	433
Luxor, Egypt (c)	856	822
Sint Maarten, Netherlands Antilles (d)	758	802
New Orleans, Louisiana (e)	335	353
Other	1,610	1,813
Total long-term receivables and advances	4,630	4,870
Less: current portion	453	528
Net long-term receivables and advances	$4,177	$4,342

(a)
This loan was made in January 2008 to the owners of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into a five-year loan, payable in monthly installments, starting in January 2008.  The Company is accounting for this loan using an effective interest rate of 6.5%.  Monthly payments of $28,820 on this loan are due directly from the hotels and deducted from distributions of profits to the owner of these managed hotels.  No payments were received during the months of February and March 2011.

(b)
This loan, in the original amount of $500,000, was made in January 2010 to the owner of Sonesta Beach Resort Sharm El Sheikh.  The interest rate is 5.25%.  The original three year term was extended by five months in December 2010.  Monthly payments of principal and interest of $15,075 commenced in February 2010, and the last payment will be due in June 2013.  No payments were received during the first 4 months of 2011.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
These loans, in the original amount of $1,363,000, were made in August 2009 to the owner of Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise Ship, which are both managed by the Company.  The loans consisted of cash advances of $500,000, and the conversion of receivables for fees and expenses due to the Company totaling $863,000.  The Company made these loans to assist the owner with the financing of improvements to the Sonesta St. George Hotel Luxor, which included additional guest rooms and meeting/function space.  The interest rate is 5.25%.  Monthly payments of interest and principal are $80,000, and the last payment is due August 2011.  No payments were received during the first 4 months of 2011.

d)
During 2010, the Company loaned $1,000,000 to the owners of two hotels in Sint Maarten, to which the Company licenses the use of its name.  At the same time, the license agreements for these hotels were extended until December 2019, with a mutual cancellation option beginning in May 2015.  The proceeds were used to fund improvements at both of the properties.  The loans are being repaid in 10 annual payments of $100,000, the first of which was due on March 31, 2011.  Interest is due quarterly and will be based on LIBOR plus a surcharge based on increases in room revenues from year to year.  The maximum surcharge is 1.5% per annum.  The Company is accounting for this loan using an effective interest rate of 6% and has discounted the loan accordingly.  The discount has been recorded as an other long-term asset and is being amortized over the remaining term of the license agreements.

(e)
This loan, in the original amount of $394,000, was made in connection with the sale by the Company in May 2010 of a laundry facility in New Orleans, Louisiana.  The interest rate is 5%.  Monthly payments for interest and principal are $7,435, and the final payment is due in May 2015.

Egypt Receivables and Advances

The political unrest in Egypt has impacted business levels at the Company’s managed hotels and Nile River cruise ships starting in February 2011.  This will impact fee income in 2011, and delay receipt of outstanding receivables and loans.  The total amount due for both loans and receivables from Egypt at March 31, 2011 was approximately $4.8 million.  Of the loans included above (total of $1.9 million) the Company currently expects to collect $279,000 in 2011, and has classified this amount as short-term.  The Company’s receivables for fees and expenses totaled approximately $2.9 million at March 31, 2010, of which approximately $1.4 million is due from Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise ship, which are owned by the same owner.  The Company expects to collect approximately $1.5 million of the $2.9 million in receivables for fees and expenses in 2011.  As a result, approximately $1.4 million is included in other long-term receivables above.  To account for the delays in receiving payments, and for potential uncollectible accounts, the Company provided for a reserve of approximately $700,000 at March 31, 2011 and December 31, 2010, which is recorded as a reduction of the related short term trade receivables.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable, after considering the reserves recorded at March 31, 2011.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Borrowing Arrangements

Long-Term Debt

	(in thousands)
	March 31,2011	December 31,2010
Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc.:
First mortgage note (a)	$31,464	$31,598

Sonesta Coconut Grove, Inc.:
First mortgage note (b)	$6,427	6,456

Subtotal	37,891	38,054
Less: current portion	686	676
Total long-term debt	$37,205	$37,378

(a)  This first mortgage note is payable by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., the Company’s subsidiaries that own and operate Royal Sonesta Hotel Boston.  This loan, which will mature March 1, 2015, has a variable rate based on LIBOR, but the Company has entered into an interest swap agreement that provides for a 6.4% fixed interest rate for the term of the loan.  Payments of interest and principal, based on a 25-year amortization period, are approximately $650,000 per quarter.

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $22,968,000 at March 31, 2011.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000 of which $2,500,000 was repaid in April 2011.  The remaining amount will be released provided the Hotel achieves a debt service coverage ratio of no less than 1.50 to 1 for four consecutive quarters starting with the first quarter of 2011.  The Company achieved the required debt service ratio during 2010 and the first quarter of 2011.  The loan is subject to a maximum loan-to-value ratio of 65%.  Based on an appraisal completed in January 2010, the loan to value ratio based on the “as is” market value of the hotel equaled 46%.  The loan is also subject to a minimum debt service coverage ratio of 1.25 to 1.  If the hotel fails to achieve this ratio, additional principal payments are required.

(b)  This first mortgage note is payable by Sonesta Coconut Grove, Inc., the Company’s subsidiary that acquired Sonesta Bayfront Hotel Coconut Grove, a condominium hotel, on July 1, 2010.  This loan, which will mature in October 2015, has a 6.25% fixed interest rate.  Payments of interest and principal, based on a 25-year amortization period, are $43,247 per month.  The loan is secured by a first mortgage on the Sonesta Bayfront Hotel property which is included in fixed assets at a net book value of $5,201,000 at March 31, 2011.  As additional security, the Company funded a cash collateral account in the amount of $257,000 (6 months of debt service payments) which will be released if the hotel achieves an annual debt service coverage ratio of 1.20 to 1.  The Hotel did not achieve this level of earnings in 2010.  The Company also provides a parent company guaranty of $4 million to the lender.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended March 31
	2011	2010
Direct departmental costs
Rooms	$3,135	$2,435
Food and beverage	4,582	3,610
Heat, light and power	617	618
Other	575	650
	$8,909	$7,313

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.  The 2011 period includes expenses of $1,152,000 from Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010 (see Note 2).

6.	Segment Information

Historically, the Company had two reportable segments:  Owned and Leased Hotels, and Management Activities.  In recent years the Company has divested of and acquired hotel properties, entered into new management agreements and realigned certain management responsibilities.  In consideration of these changes the Company has revised its segment reporting to report each of the owned and leased hotels as a separate segment as of January 1, 2011.  For our Management Activities segment, additional information is included on revenues, providing a breakdown between revenues from managed hotels, franchised hotels and revenues from other corporate services, which include reservations and purchasing services, amongst others.  The operating losses from management activities are computed after giving effect to management and marketing fees from owned and leased hotels.  The 2010 segment information has been restated to conform to the new presentation.

Segment information for each of the Company’s owned and leased hotels and from management activities, for the three-month periods ending March 31, 2011 and 2010 follows:

Quarter ended March 31, 2011:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$3,814	$10,010	$3,559	$680	$18,063
Other revenues from managed and affiliated properties	-	-	-	178	178
Total revenues	3,814	10,010	3,559	858	18,241

Operating income (loss) before depreciation & amortization expense	(1,135)	1,746	377	(1,341)	(353)
Depreciation & amortization	(629)	(658)	(144)	(67)	(1,498)
Net interest income (expense)	(525)	1	(156)	32	(648)
Other income	-	-	-	8	8
Segment pre-tax profit (loss)	(2,289)	1,089	77	(1,368)	(2,491)

Segment assets	29,491	18,105	10,361	22,114	80,071
Segment capital additions	3,192	264	75	54	3,585

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarter ended March 31, 2010:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$3,728	$9,631	$-	$1,403	$14,762
Other revenues from managed and affiliated properties	-	-	-	1,370	1,370
Total revenues	3,728	9,631	-	2,773	16,132

Operating income (loss) before depreciation & amortization expense	(809)	1,853	-	(815)	229
Depreciation & amortization	(596)	(717)	-	(67)	(1,380)
Net interest income (expense)	(568)	2	-	59	(507)
Other deductions	-	-	-	(9)	(9)
Segment pre-tax profit (loss)	(1,973)	1,138	-	(832)	(1,667)

Segment assets	25,774	17,222	-	33,892	76,888
Segment capital additions	224	285	-	76	585

Breakdown of Management Activities revenues for the quarters ended March 31, 2011 and 2010:

	(in thousands)
	2011		2010

Management fee revenues	$	- -	$755
Franchise fee revenues		353	325
Other management revenues		327	323
Subtotal		680	1,403
Other revenues from managed and affiliated properties		178	1,370
Total revenues Managed Activities		$858	$2,773

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)
	Three Months ended March 31
	2011	2010

Net loss	$(1,954)	$(1,192)

Unrealized gain (loss) on interest rate swap, net of tax benefit of $98 (tax provision of $272 in 2010)	$170	$(470)

Comprehensive loss	$(1,784)	$(1,662)

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Loss per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock. The following table sets forth the computation of basic losses per share of common stock (in thousands except for per share data):

	Three months ended March 31
	2011	2010
Numerator:
Loss from operations	$(1,954)	$(1,192)

Denominator:
Weighted average number of shares outstanding	3,698	3,698

Loss per share of common stock	$(0.53)	$(0.32)

9.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Three Months ended March 31
	2011	2010

Interest cost	$403	$405
Expected return on assets	(437)	(414)
Recognized actuarial loss	57	41
Net expense included in the consolidated statements of operations	$23	$32

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan, and the Company’s 401(k) savings plan, refer to Note 9 of the Company’s 2010 Annual Report filed on Form 10-K.

The Company currently plans to make contributions of approximately $755,000 to the Pension Plan during the twelve month period ending March 31, 2012.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

10.	Derivative Financial Instruments

The Company has a mortgage loan, which has a variable rate based on LIBOR (see Note 3 – Borrowing arrangements).  The Company entered into an interest rate swap agreement to manage the interest rate risk associated with this loan.  The critical terms of the swap agreement match the critical terms of the mortgage loan.  Therefore, the Company designated the interest rate swap as a cash flow hedge of the variable rate borrowings.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  The counterparty to the Company’s swap agreement is a financial institution with investment grade credit ratings.

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in income unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a $1,423,000 and $1,691,000 liability as of March 31, 2011 and December 31, 2010, respectively.

The fair value of the Company’s derivative instruments based upon quotes at March 31, 2011 and December 31, 2010 is as follows:

	(in thousands)
	Liability Derivatives
	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$1,423	$1,691
Total derivatives designated as hedging instruments	$1,423	$1,691

Derivatives not designated as hedging instruments:	$--	$--

Total derivatives	$1,423	$1,691

The effect of derivative instruments on the statement of operations for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	Pre-tax Income (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2011	2010	Location of Amount Reclassified from Accumulated OCI into Income	2011	2010

Interest rate swap	$268	$(742)	Interest expense	$--	$--
				__	__
Total	$268	$(742)	Total	$--	$--

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements

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

As of March 31, 2011 and December 31, 2010 the Company’s cash equivalents were held in short-term money market mutual funds.  The fair value of money market securities is based on quoted prices in an active market.

As of March 31, 2011 and December 31, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 9). The fair value of the Company's interest rate swap was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities.  As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swap to determine if a credit risk adjustment was required. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

The Company’s assets (liabilities) measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of March 31, 2011
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$9,789	$--	$--	$9,789
Interest rate swap	$--	$(1,423)	$--	$(1,423)

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of December 31, 2010
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$17,283	$--	$--	$17,283
Interest rate swap	$--	$(1,691)	$--	$(1,691)

The remainder of the assets and liabilities held by the Company at March 31, 2011 and December 31, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the diverse nature of the Company’s customer base.  The carrying value of the Company’s term mortgage loan secured by Royal Sonesta Hotel Boston approximates its fair value due to its variable interest rate.  The carrying value of the Company’s term mortgage loan secured by Sonesta Bayfront Hotel Coconut Grove approximates its fair value due to the proximity to the closing date of this loan.

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2011 COMPARED TO 2010

In the first quarter of 2011 the Company recorded a net loss of $1,954,000, or $(0.53) per share, compared to a net loss of $1,192,000, or $(0.32) per share, during the first quarter of 2010.

Pre-tax losses during the traditionally slow first quarter at Royal Sonesta Hotel Boston were $2,289,000 in 2011 compared to $1,973,000 during the first quarter of 2010.  Revenues in Boston during the first quarter of 2011 were affected by a major renovation project involving 200 guestrooms.  This project started in late November 2010 and was completed in March 2011.  Pre-tax income at Royal Sonesta New Orleans decreased by a slight $49,000 in the 2011 first quarter compared to 2010.  Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, reported pre-tax income in the 2011 first quarter of $77,000.  This modest profit was in line with the Company’s expectations.  Before July 2010, this hotel was operated under a management agreement (see Note 2).  Operating losses from management and other activities increased by $527,000 in the 2011 first quarter compared to 2010.  This was entirely due to decreased income from the Company’s managed hotels and Nile cruise ships in Egypt.  The political unrest in Egypt has seriously affected business at the Company’s managed operations starting in February 2011.  The Company will not recognize management fee income from Egypt, until such time that the hotels and ships resume regular payments on outstanding loans and receivables.  In the 2010 first quarter, the Company recorded fee income from Egypt of $755,000, and pre-tax income after expenses of an office it maintains in Cairo of $584,000.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues from managed and affiliated properties.”

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2011	2010
Royal Sonesta Hotel Boston	400	$3,814	$3,728
Royal Sonesta Hotel New Orleans	500	10,010	9,631
Sonesta Bayfront Hotel Coconut Grove	200	3,559	--
Management and service fees and other revenues		680	1,403
Total revenues, excluding other revenues from managed and affiliated properties		$18,063	$14,762

Total revenues for the quarter ended March 31, 2011 were $18,063,000 compared to $14,762,000 in the 2010 quarter, an increase of $3,301,000.

Royal Sonesta Hotel Boston reported first quarter 2011 revenues of $3,814,000 compared to $3,728,000 during the 2010 first quarter, representing an $86,000 increase.  Room revenues decreased by $139,000 in the 2011 first quarter compared to last year.  The hotel’s occupancy during the quarter was approximately 5% less than last year, due to the fact that 200 rooms were taken out of inventory because of a major renovation project.  This project was completed at the end of March 2011.  An increase in average daily rates of 4% partially offset the loss of revenues due to the lower occupancy.  Revenues from other sources increased by $225,000.  This was entirely due to increased banquet revenues from group and convention business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Royal Sonesta Hotel New Orleans reported revenues of $10,010,000 during the 2011 first quarter compared to $9,631,000 last year, representing an increase of $379,000, or 4%.  Room revenues increased by $490,000, or 8%, compared to 2010.  Room revenue per available room (“REVPAR”) increased by 8% due to a 2.5% increase in occupancy levels, mainly from higher group and convention business, and from a 5% increase in average daily rate achieved.  Business levels in New Orleans continue to be strong.  Hotel revenues from sources other than rooms increased by a slight $26,000.  The 2010 first quarter included $137,000 of revenues from a laundry facility the Company operated in connection with the Hotel.  The Company sold the laundry operations in May 2010 (see Note 3).

Sonesta Bayfront Hotel Coconut Grove reported revenues of $3,559,000 during the 2011 first quarter.  The Company acquired this hotel on July 1, 2010 (see Note 2).  The first quarter revenues were in line with expectations, and exceeded revenues achieved during the 2010 first quarter (when the hotel was operated under a management agreement) by $166,000, representing a 5% increase.  The hotel achieved a 4% REVPAR increase, and, in addition, increased food and beverage revenues, primarily due to improved banqueting business.

Revenues from management and other activities decreased by $723,000 to $680,000 in the first quarter of 2011 compared to 2010.  The 2010 first quarter included management income of $755,000 from the Company’s collection of managed hotels and cruise ships in Egypt.  The political unrest in Egypt has affected business levels at the Company’s hotels in Egypt.  The Company will not report income from Egypt until such time that payment for fees and expenses from its Egyptian properties have resumed.

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2011	2010
Royal Sonesta Hotel Boston	$(1,764)	$(1,406)
Royal Sonesta Hotel New Orleans	1,088	1,136
Sonesta Bayfront Hotel Coconut Grove	233	--
Operating loss from hotels after management and service fees	(443)	(270)
Management activities and other	(1,408)	(881)
Operating loss	$(1,851)	$(1,151)

Operating loss for the quarter ended March 31, 2011 increased by $700,000 to $1,851,000 compared to last year.

Royal Sonesta Hotel Boston reported an operating loss of $1,764,000 during the 2011 first quarter compared to $1,406,000 during the first quarter of 2010, a $358,000 increase.  Revenues increased by $86,000 (increased food and beverage revenues exceeded a $139,000 decrease in room revenues) and expenses rose by $444,000.  Costs and operating expenses increased by $176,000, or 6%, mainly due to increased food and beverage costs and expenses as a result of increases in food and beverage revenues.  Due to a major renovation project the hotel’s rooms inventory was reduced by 50% for most of the 2011 first quarter, however, staffing levels were maintained.  The renovation was completed the end of March 2011.  In addition, the hotel reported increased advertising and promotion, and administrative and general expenses.  Property tax expense was $78,000 higher in 2011 due to the fact that the 2010 period included a refund for previous years.

Operating income from Royal Sonesta Hotel New Orleans totaled $1,088,000 during the first quarter of 2011 compared to $1,136,000 in the first quarter of 2010, a decrease of $48,000.  Revenue increases of $379,000 were offset by an increase in expenses of $427,000.  The increase was primarily from a $310,000 increase (7%) in costs and operating expenses, due to higher occupancy levels in the 2011 first quarter.

Sonesta Bayfront Hotel Coconut Grove reported operating income of $233,000 in the 2011 first quarter.  The Company acquired this hotel on July 1, 2010, and was operated under a management agreement prior to this date (see Note 2).  The operating income was in line with the Company’s expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating losses from the Company’s management and other activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, increased from $881,000 during the 2010 first quarter to $1,408,000 during the 2011 first quarter, an increase of $527,000.  Revenues from management activities decreased by $723,000, primarily from decreased fee income from the Company’s managed hotels and ships in Egypt.  The decrease in corporate expenses was primarily from the contribution of management and marketing fees of Sonesta Coconut Grove, which the Company acquired in July of 2010.

OTHER INCOME (DEDUCTIONS)

Interest expense increased from $567,000 in the 2010 first quarter to $681,000 during the 2011 first quarter, an increase of $114,000.  The 2011 period included interest expense of $157,000 from Sonesta Bayfront Hotel Coconut Grove.  This included $102,000 of interest expense on a mortgage loan which the Company assumed in connection with the acquisition of the hotel in July 2010, as well as $55,000 interest expense related to the Coconut Grove earn out liability (see Note 2).  The aforementioned increase in interest expense was partially offset by savings of $43,000 on the Company’s mortgage note secured by Royal Sonesta Hotel Boston.  This mortgage loan was refinanced in February 2010, and the effective interest rate on the new mortgage loan is 6.4% compared to 8.6% on the mortgage loan that was paid off.

Interest income decreased by $27,000 to $33,000 in the first quarter of 2011 compared to last year.  The Company stopped recording interest on loans made to owners of Egyptian operations (see Note 3) due to the uncertainty of collection.  Business levels in Egypt have been affected by the political unrest starting in February 2011.

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the 2011 first quarter, the Company recorded a tax benefit of $537,000 on its pre-tax loss of $2,491,000.  The Company’s tax benefit is lower than the statutory rate due to state taxes provided on income from Royal Sonesta Hotel New Orleans.

During the 2010 first quarter the Company recorded a tax benefit of $475,000 on its pre-tax loss of $1,667,000.  The tax benefit is lower than the statutory rate due to state taxes provided on income from Royal Sonesta Hotel New Orleans.

The Company recorded deferred tax assets in the 2011 and 2010 first quarter for the future federal and state income tax benefits on the losses incurred.  The Company monitors tax assets, and provides for valuation allowances if going forward it becomes uncertain whether it will actually receive federal and state tax benefits for these losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $14.5 million at March 31, 2011.  As of that date, the majority of these funds were held in money market mutual funds and non-interest bearing bank accounts.  Company management believes these cash resources will be adequate to meet its cash requirements for 2011 and beyond.

The political unrest in Egypt has impacted business levels at the Company’s managed hotels and Nile river cruise ships starting in February 2011.  This will affect income the Company derives from this area.  Pre-tax income was approximately $2,100,000 in 2010 but will be substantially less in 2011.  The slow down in business will also delay the receipt of outstanding receivables and loans from these properties.  The Company will not record fee income during 2011 from Egypt until such time that the hotels and ships resume payments on the loans and receivables that are outstanding (see Note 3).  The Company has provided for a reserve of approximately $700,000 for potential uncollectible amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

In February 2010, the Company refinanced a mortgage loan secured by Royal Sonesta Hotel Boston.  As additional security the Company provided a $5,000,000 cash collateral account.  In April 2011 the Company received back $2.5 million since if achieved the required debt service coverage ratios during the year 2010.  The remaining $2.5 million will be returned if the Company achieves the required debt service coverage ratios for the year 2011 (see Note 4).

During the 2011 first quarter, the Company spent $3,531,000 on capital additions and improvements at its hotels.  This included expenditures of $3,192,000 at Royal Sonesta Hotel Boston which included the renovations of 200 guestrooms.  This project was substantially completed at the end of March 2011.

The Company paid a $0.10 per share dividend totaling $370,000 in January 2011.

During the 2011 first quarter the Company contributed $260,000 to its pension plan.  Estimated contributions for the twelve-month period ending March 31, 2012 are $755,000, which amount is included in current liabilities.

The Company is adding a signature restaurant at Royal Sonesta Hotel New Orleans.  The expected project cost is approximately $5,600,000, of which $1,104,000 was spent through March 31, 2011.  This project is expected to be completed by the end of 2011.  Since these costs are deducted from cash flow in calculating percentage rent due under the lease for this hotel, the Company’s share of this commitment is approximately $1,400,000.

 PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to risk of loss associated with movements in market interest rates.  For the mortgage loan secured by Royal Sonesta Hotel Boston the Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.  The Company financed the acquisition of Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 with a mortgage loan that carries a fixed interest rate of 6.25%.  The Company believes the carrying values of these loans at March 31, 2011 approximate their fair values due to the close proximity to the closing dates.

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2011.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended March 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: May 12, 2011