Form 10-Q
period 2011-06-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2011-08-15
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2011

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

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of August 11, 2011 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — June 30, 2011 (unaudited) and December 31, 2010	1

	Condensed consolidated statements of operations — Three and six-month periods ended June 30, 2011 and 2010 (unaudited)	3

	Condensed consolidated statements of cash flows —Six-month periods ended June 30, 2011 and 2010 (unaudited)	4

	Notes to condensed consolidated financial statements — June 30, 2011 and 2010	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — June 30, 2011	15

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	22

Item 4.	Internal Controls and Procedures	23

Part II. Other Information		24

	Signature page	25

Exhibits 31.(a), 31.(b), 31.(c)	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification by Company Officers required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Index

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 (unaudited) and December 31, 2010

	(in thousands)
	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$17,362	$24,162
Restricted cash	2,500	2,500
Accounts and notes receivable:
Trade, less allowance of $1,144 ($1,103 at December 31, 2010) for doubtful accounts	4,228	3,759
Other, including current portion of long-term receivables and advances	848	741
Total accounts and notes receivable	5,076	4,500
Inventories	931	958
Current deferred tax assets	1,278	1,262
Prepaid expenses and other current assets	2,442	2,020
Total current assets	29,589	35,402

Restricted cash	257	2,757

Long-term receivables and advances	3,960	4,342

Deferred tax assets	695	--

Property and equipment, at cost:
Land and land improvements	3,202	3,202
Buildings	31,016	29,666
Furniture and equipment	34,640	28,544
Leasehold improvements	9,498	9,401
Projects in progress	1,546	2,205
	79,902	73,018
Less accumulated depreciation and amortization	36,441	33,597
Net property and equipment	43,461	39,421

Other long-term assets	3,207	4,268
	$81,169	$86,190

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 (unaudited) and December 31, 2010

	(in thousands)
	June 30, 2011	December 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$697	$676
Accounts payable	4,094	3,868
Advance deposits	1,326	1,224
Accrued liabilities:
Salaries and wages	1,962	2,147
Rentals	2,176	5,195
Interest	200	209
Pension and other employee benefits	1,855	1,512
Interest rate swap	1,911	1,691
Income taxes	110	580
Other	1,500	1,190
Total accrued liabilities	9,714	12,524
Total current liabilities	15,831	18,292

Long-term debt	37,024	37,378

Pension liability, non-current	6,122	6,781

Other non-current liabilities	898	931

Deferred tax liabilities	--	220

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value
Authorized--10,000 shares
Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	32,186	33,340
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(3,721)	(3,581)
Total stockholders’ equity	21,294	22,588
	$81,169	$86,190

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2011	2010	2011	2010
Revenues:
Rooms	$14,513	$11,545	$25,824	$19,735
Food and beverage	6,241	5,018	11,400	9,132
Management, license and service fees	511	1,417	1,191	2,820
Parking, telephone and other	1,240	1,159	2,153	2,214
	22,505	19,139	40,568	33,901
Other revenues from managed and affiliated properties	136	1,319	314	2,689
Total revenues	22,641	20,458	40,882	36,590

Costs and expenses:
Costs and operating expenses	10,144	8,142	19,053	15,455
Advertising and promotion	2,176	1,717	4,167	3,279
Administrative and general	3,785	3,147	7,235	6,222
Human resources	293	285	665	565
Maintenance	981	867	1,924	1,745
Rentals	1,790	1,831	4,122	2,976
Property taxes	400	343	819	623
Depreciation and amortization	1,492	1,222	2,990	2,602
	21,061	17,554	40,975	33,467
Other expenses from managed and affiliated properties	136	1,319	314	2,689
Total costs and expenses	21,197	18,873	41,289	36,156

Operating income (loss)	1,444	1,585	(407)	434

Other income (deductions):
Interest expense	(641)	(538)	(1,322)	(1,105)
Interest income	28	65	61	125
Foreign exchange gain (loss)	3	(7)	9	(12)
Gain (loss) on sales of assets	--	(56)	2	(60)
	(610)	(536)	(1,250)	(1,052)

Income (loss) before income tax provision (benefit)	834	1,049	(1,657)	(618)
Income tax provision (benefit)	34	392	(503)	(83)
Net income (loss)	800	657	(1,154)	(535)

Retained earnings at beginning of period	31,386	34,542	33,340	35,734
Retained earnings at end of period	$32,186	$35,199	$32,186	$35,199

Net income (loss) per share of common stock	$0.22	$0.18	$(0.31)	$(0.14)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Six Months Ended June 30
	2011	2010
Cash used for operating activities
Net loss	$(1,154)	$(535)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	2,990	2,635
Provision for doubtful accounts	40	8
Non-cash interest	94	37
Deferred federal and state income tax benefit	(850)	(506)
(Gain) loss on sales of assets	(2)	60
Changes in assets and liabilities
Accounts and notes receivable	194	(680)
Inventories	27	7
Prepaid expenses and other	(453)	43
Accounts payable	596	162
Advance deposits	101	(57)
Accrued liabilities	(3,762)	(1,676)
Cash used for operating activities	(2,179)	(502)

Cash used for investing activities
Proceeds from sales of assets, net	17	383
Expenditures for property and equipment	(6,559)	(1,688)
Payments received on long-term receivables and advances	175	620
New loans and advances	(51)	(1,579)
Cash used for investing activities	(6,418)	(2,264)

Cash provided by (used for) financing activities
Proceeds from issuance of long-term debt	--	32,000
Cost of financing	--	(399)
Payments on refinancing of long-term debt	--	(31,644)
Restricted cash	2,500	(5,000)
Scheduled payments on long term debt	(333)	(329)
Cash dividends paid	(370)	--
Cash provided by (used for) financing activities	1,797	(5,372)

Net decrease in cash and cash equivalents	(6,800)	(8,138)
Cash and cash equivalents at beginning of period	24,162	35,557
Cash and cash equivalents at end of period	$17,362	$27,419

Supplemental Schedule of Interest and Income Taxes Paid
Cash paid for interest in the 2011 six-month period and the 2010 six-month period was approximately $1,223,000 and $1,127,000, respectively  (see Note 3, Borrowing Arrangements).  Cash paid for income taxes during the first six months of 2011 and 2010 was approximately $839,000 and $437,000, respectively.

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after June 30, 2011 through the date this report was filed.

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

The purchase price of $8,185,000 included the assumption of a $6,500,000 first mortgage loan, and cash paid at closing of $1,349,000.  The Company also agreed to pay the Seller a share of net cash flow, as defined, for a period of 11 years starting January 1, 2010, and recorded a $336,000 liability for the estimated fair value of this obligation at July 1, 2010.

The results of operations of Sonesta Bayfront Hotel Coconut Grove have been included in the Company’s consolidated statement of operations since the July 1, 2010 acquisition date.

The following unaudited proforma condensed financial information gives effect to our acquisition of the Sonesta Bayfront Hotel Coconut Grove as if it had occurred on January  1, 2010. The unaudited proforma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the acquisition occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
	For the six months ended June 30, 2010
	Sonesta	Sonesta Bayfront Hotel	Pro Forma Adjustments	Pro Forma as Adjusted
Revenues	$33,901	$5,750	$(255)	$39,396
Other revenues from managed hotels	2,689	--	(2,241)	448
Total revenues	$36,590	$5,750	$(2,496)	$39,844
Net income (loss)	$(535)	$396	$(694)	$(833)

A reconciliation of the proforma adjustment to net loss follows (in thousands):

June 30, 2010
Reduction in management fee income	$(255)
Reduction in other revenues from managed hotels	(2,241)
Reduction in other expenses from managed hotels	2,241
Increase in depreciation and amortization	(276)
Increase in interest expense	(208)
Income tax benefit on additional loss of $343,000	45

Proforma adjustment	$(694)

3.	Long-Term Receivables and Advances

	(in thousands)
	June 30,2011	December 31,2010
Sharm El Sheikh, Egypt (a)	$572	$647
Sharm El Sheikh, Egypt (b)	433	433
Luxor, Egypt (c)	815	822
Sint Maarten, Netherlands Antilles (d)	767	802
New Orleans, Louisiana (e)	317	353
Other	1,722	1,813
Total long-term receivables and advances	4,626	4,870
Less: current portion	666	528
Net long-term receivables and advances	$3,960	$4,342

(a)
These loans were made in January 2008 to the owners of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into five-year loans, payable in monthly installments, starting in January 2008.  The Company is accounting for these loans using an effective interest rate of 6.5%.  Monthly payments of $28,820 ($18,678 from Sharm Beach and $10,142 from Sharm Club) are due directly from the hotels and deducted from distributions of profits to the owner of these managed hotels.  Payments from Sharm Beach have been received through April 2011.  Payments from Sharm Club have been received through January 2011.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
This loan, in the original amount of $500,000, was made in January 2010 to the owner of Sonesta Beach Resort Sharm El Sheikh.  The interest rate is 5.25%.  The original three-year term was extended by five months in December 2010.  Monthly payments of principal and interest of $15,075 commenced in February 2010, and the last payment will be due in June 2013.  No payments were received on this loan since January 2011.

(c)
These loans, in the original amount of $1,363,000, were made in August 2009 to the owner of Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise Ship, which are both managed by the Company.  The loans consisted of cash advances of $500,000, and the conversion of receivables for fees and expenses due to the Company totaling $863,000.  The Company made these loans to assist the owner with the financing of improvements to the Sonesta St. George Hotel Luxor, which included additional guest rooms and meeting/function space.  The interest rate is 5.25%.  Monthly payments of interest and principal are $80,000, and the last payment is due in August 2011.  Installments due and unpaid on this loan date back to October 2010.

d)
During 2010 and the first quarter of 2011, the Company loaned $1,000,000 to the owners of two hotels in Sint Maarten, to which the Company licenses the use of its name.  At the same time, the license agreements for these hotels were extended by 10 years until December 2019, with a mutual cancellation option beginning in May 2015.  The proceeds were used to fund improvements at both of the properties.  The loans are being repaid in 10 annual payments of $100,000, the first of which was paid on March 31, 2011.  Interest is due quarterly and is based on LIBOR plus a surcharge.  The surcharge is based on increases in room revenues from year to year, with the maximum surcharge being 1.5% per annum.  The interest rate charged during the 2011 second quarter was 0.8%.  The Company is accounting for this loan using an effective interest rate of 6% and has discounted the loan accordingly.  The discount has been recorded as an other long-term asset and is being amortized over the remaining term of the license agreements.

(e)
This loan, in the original amount of $394,000, was made in connection with the sale by the Company in May 2010 of a laundry facility in New Orleans, Louisiana.  The interest rate is 5%.  Monthly payments for interest and principal are $7,435, and the final payment is due in May 2015.

Egypt Receivables and Advances

The political unrest in Egypt impacted business levels at the Company’s managed hotels and Nile River cruise ships starting in February 2011.  This will continue to impact fee income in 2011, and delay receipt of outstanding receivables and loans.  The total amount due for both loans and receivables from Egypt at June 30, 2011 was approximately $4.2 million.  Of the loans included above (total of approximately $1.8 million) the Company currently expects to collect $491,000 during the twelve-month period ending June 30, 2012, and has classified this amount as short-term.  The Company’s receivables for fees and expenses totaled approximately $2.4 million at June 30, 2011, of which approximately $1.2 million is due from Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise ship, which are owned by the same owner.  The Company expects to collect approximately $700,000 of the $2.4 million in receivables for fees and expenses during the twelve-month period ending June 30, 2012.  As a result, approximately $1.7 million is included in other long-term receivables.  To account for the delays in receiving payments, and for potential uncollectible accounts, the Company provided for a reserve of approximately $700,000 at June 30, 2011 and December 31, 2010, which is recorded as a reduction of the related short-term trade receivables.  The Company has not recorded any fee income from Egypt operations during 2011, and will continue same until the properties resume regular payments of loans and receivables.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable, after considering the reserves recorded at June 30, 2011.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowing Arrangements

Long-Term Debt

	(in thousands)
	June 30,2011	December 31,2010
Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc.:
First mortgage note (a)	$31,321	$31,598

Sonesta Coconut Grove, Inc.:
First mortgage note (b)	6,400	6,456

Subtotal	37,721	38,054
Less: current portion	697	676
Total long-term debt	$37,024	$37,378

(a)  This first mortgage note is payable by Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc., the Company’s subsidiaries that own and operate Royal Sonesta Hotel Boston.  This loan, which will mature in March 2015, has a variable rate based on LIBOR, but the Company has entered into an interest swap agreement that provides for a 6.4% fixed interest rate for the term of the loan.  Payments of interest and principal, based on a 25-year amortization period, are approximately $650,000 per quarter.

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $23,802,000 at June 30, 2011.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000 of which $2,500,000 was released in April 2011.  The remaining amount will be released provided the Hotel achieves a debt service coverage ratio of no less than 1.5 to 1 for four consecutive quarters starting with the first quarter of 2011.  The Company achieved the required debt service ratio during the first two quarters of 2011, and expects to achieve the required ratio during the remaining two quarters of 2011.  The loan is subject to a maximum loan-to-value ratio of 65%.  Based on an appraisal completed in connection with the refinancing in January 2010, the loan to value ratio equaled 46%.  The loan is also subject to a minimum debt service coverage ratio of 1.25 to 1.  If the hotel fails to achieve this ratio, additional principal payments are required.

(b)  This first mortgage note is payable by Sonesta Coconut Grove, Inc., the Company’s subsidiary that acquired Sonesta Bayfront Hotel Coconut Grove, a condominium hotel, on July 1, 2010.  This loan, which will mature in October 2015, has a 6.25% fixed interest rate.  Payments of interest and principal, based on a 25-year amortization period, are $43,247 per month.  The loan is secured by a first mortgage on the Sonesta Bayfront Hotel property which is included in fixed assets at a net book value of $5,188,000 at June 30, 2011.  As additional security, the Company funded a cash collateral account in the amount of $257,000 (6 months of debt service payments) which will be released if the hotel achieves an annual debt service coverage ratio of 1.2 to 1.  The Company does not expect the hotel to achieve this level of earnings in 2011.  The Company also provides a parent company guaranty of $4 million to the lender.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Direct departmental costs
Rooms	$3,689	$2,946	$6,824	$5,381
Food and beverage	5,192	4,009	9,774	7,619
Heat, light and power	589	544	1,206	1,162
Other	674	643	1,249	1,293
	$10,144	$8,142	$19,053	$15,455

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.  The 2011 periods include expenses from Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010 ($1,006,000 for the three-month period ending June 30, 2011 and $2,158,000 for the six-month period ending June 30, 2011).

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

Segment information for each of the Company’s owned and leased hotels and from management activities, for the three-month and six-month periods ending June 30, 2011 and 2010 follows:

Quarter ended June 30, 2011:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$9,115	$10,388	$2,491	$511	$22,505
Other revenues from managed and affiliated properties	-	-	-	136	136
Total revenues	9,115	10,388	2,491	647	22,641

Operating income (loss) before depreciation & amortization expense	2,402	2,135	(65)	(1,536)	2,936
Depreciation & amortization	(621)	(658)	(145)	(68)	(1,492)
Net interest income (expense)	(527)	3	(113)	24	(613)
Other income	-	-	-	3	3
Segment pre-tax profit (loss)	1,254	1,480	(323)	(1,577)	834

Segment assets	29,361	18,772	9,446	23,590	81,169
Segment capital additions	1,456	1,426	88	4	2,974

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarter ended June 30, 2010:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$8,157	$9,565	$-	$1,417	$19,139
Other revenues from managed and affiliated properties	-	-	-	1,319	1,319
Total revenues	8,157	9,565	-	2,736	20,458

Operating income (loss) before depreciation & amortization expense	2,376	1,058	-	(627)	2,807
Depreciation & amortization	(598)	(557)	-	(67)	(1,222)
Net interest income (expense)	(536)	4	-	59	(473)
Other deductions	-	(57)	-	(6)	(63)
Segment pre-tax profit (loss)	1,242	448	-	(641)	1,049

Segment assets	27,022	17,611	-	33,680	78,313
Segment capital additions	553	500	-	50	1,103

Breakdown of Management Activities revenues for the quarters ended June 30, 2011 and 2010:

	(in thousands)
	2011		2010

Management fee revenues	$	- -	$872
Franchise fee revenues		235	224
Other management revenues		276	321
Subtotal		511	1,417
Other revenues from managed and affiliated properties		136	1,319
Total revenues Managed Activities		$647	$2,736

Six-month period ended June 30, 2011:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$12,929	$20,398	$6,050	$1,191	$40,568
Other revenues from managed and affiliated properties	-	-	-	314	314
Total revenues	12,929	20,398	6,050	1,505	40,882

Operating income (loss) before depreciation & amortization expense	1,267	3,881	312	(2,877)	2,583
Depreciation & amortization	(1,250)	(1,316)	(289)	(135)	(2,990)
Net interest income (expense)	(1,052)	4	(269)	56	(1,261)
Other deductions	-	-	-	11	11
Segment pre-tax profit (loss)	(1,035)	2,569	(246)	(2,945)	(1,657)

Segment assets	29,361	18,772	9,446	23,590	81,169
Segment capital additions	4,648	1,690	163	58	6,559

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six-month period ended June 30, 2010:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$11,885	$19,196	$-	$2,820	$33,901
Other revenues from managed and affiliated properties	-	-	-	2,689	2,689
Total revenues	11,885	19,196	-	5,509	36,590

Operating income (loss) before depreciation & amortization expense	1,567	2.911	-	(1,442)	3,036
Depreciation & amortization	(1,194)	(1,274)	-	(134)	(2,602)
Net interest income (expense)	(1,104)	6	-	118	(980)
Other deductions	-	(57)	-	(15)	(72)
Segment pre-tax profit (loss)	(731)	1,586	-	(1,473)	(618)

Segment assets	27.022	17,611	-	33,680	78,313
Segment capital additions	777	785	-	126	1,688

Breakdown of Management Activities revenues for the six-month periods ended June 30, 2011 and 2010:

	(in thousands)
	2011		2010

Management fee revenues	$	- -	$1,627
Franchise fee revenues		588	549
Other management revenues		603	644
Subtotal		1,191	2,820
Other revenues from managed and affiliated properties		314	2,689
Total revenues Managed Activities		$1,505	$5,509

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)		(in thousands)
	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Net income (loss)	$800	$657	$(1,154)	$(535)

Unrealized loss on interest rate swap, net of tax	(310)	(597)	(140)	(1,067)

Comprehensive income (loss)	$490	$60	$(1,294)	$(1,602)

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings (Loss) per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share.   The following table sets forth the computation of basic income and loss per share (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator:
Net income (loss)	$800	$657	$(1,154)	$(535)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.22	$0.18	$(0.31)	$(0.14)

9.	Pension Plan

The components of the net periodic pension cost for the Company’s Pension Plan were as follows:

	(in thousands)
	Six months ended June 30
	2011	2010

Interest cost	$805	$995
Expected return on assets	(873)	(1,045)
Recognized actuarial loss	114	99
Net expense included in the consolidated statements of operations	$46	$49

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

The Company plans to make contributions of approximately $995,000 to the Pension Plan during the twelve-month period ending June 30, 2012.  Accordingly, these amounts have been classified as a current liability.

The Company does not have any other post-retirement benefit plans.

10.	Derivative Financial Instruments

The Company has a mortgage loan, which has a variable rate based on LIBOR (see Note 4 – Borrowing arrangements).  The Company entered into an interest rate swap agreement to manage the interest rate risk associated with this loan.  The critical terms of the swap agreement match the critical terms of the mortgage loan.  Therefore, the Company designated the interest rate swap as a cash flow hedge of the variable rate borrowings.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  The counterparty to the Company’s swap agreement is a financial institution with investment grade credit ratings.

Index

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

The interest rate swap agreement the Company entered into manages the interest rate risk on its mortgage loan described in note 4.  The forward-starting interest rate swap with a notional amount of $32,000,000 converts the variable rate of LIBOR plus 3.35% on the $32,000,000 principal amount of the loan to a fixed rate of 6.4% for the five-year term of the loan.

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in income unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a liability of $1,911,000 and $1,691,000 as of June 30, 2011 and December 31, 2010, respectively.

The fair value of the Company’s derivative instruments based upon quotes at June 30, 2011 and December 31, 2010 is as follows:

	(in thousands)
	Liability Derivatives
	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$1,911	$1,691
Total derivatives designated as hedging instruments	$1,911	$1,691

Derivatives not designated as hedging instruments:	$--	$--

Total derivatives	$1,911	$1,691

The effect of derivative instruments on the statement of operations for the six-month periods ended June 30, 2011 and 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging	Pre-tax Loss Recognized in OCI on Derivative (Effective Portion)		Location of Amount Reclassified	Amount Reclassified from Accumulated OCI into Income
Relationships	2011	2010	from Accumulated OCI into Income	2011	2010

Interest rate swap	$(220)	$(1,688)	Interest expense	$--	$--

Total	$(220)	$(1,688)	Total	$--	$--

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements

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

As of June 30, 2011 and December 31, 2010 the Company’s cash equivalents were held in short-term money market mutual funds.  The fair value of money market securities is based on quoted prices in an active market.

As of June 30, 2011 and December 31, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 10). The fair value of the Company's interest rate swap was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities.  As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swap to determine if a credit risk adjustment was required. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

The Company’s assets (liabilities) measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of June 30, 2011
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$9,797	$--	$--	$9,797
Interest rate swap	$--	$(1,911)	$--	$(1,911)

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of December 31, 2010
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$17,283	$--	$--	$17,283
Interest rate swap	$--	$(1,691)	$--	$(1,691)

The remainder of the assets and liabilities held by the Company at June 30, 2011 and December 31, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the diverse nature of the Company’s customer base.  Management has outstanding note receivables at June 30, 2011 with various locations managed by the Company.  Interest rates associated with these note receivables are consistent with current market interest rates or are discounted in order for the imputed interest rate to resemble that of current market rates.  The carrying value of all notes receivable at June 30, 2011 approximate fair value, after taking into account the allowances recorded at June 30, 2011.  The carrying value of the Company’s term mortgage loan secured by Royal Sonesta Hotel Boston approximates its fair value due to its variable interest rate.  The carrying value of the Company’s term mortgage loan secured by Sonesta Bayfront Hotel Coconut Grove approximates its fair value due to the proximity to the closing date of this loan.

Index

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST SIX MONTHS 2011 COMPARED TO 2010

During the first six months of 2011 the Company recorded a net loss of $1,154,000, or $(0.31) per share, compared to a net loss of $535,000, or $(0.14) per share, during the first six months of 2010.

Royal Sonesta Hotel Boston reported a pre-tax loss of $1,036,000 during the first six months of 2011, a $304,000 increase compared to the pre-tax loss of $732,000 recorded during the first six months of 2010.  Increases in revenue, primarily in food and beverage, were offset by increased costs and operating expenses, advertising and promotion and administrative and general expenses.  Room revenues during the first quarter of 2011 at Royal Sonesta Hotel Boston were affected by a major renovation project of 200 guest rooms.  Pre-tax income at Royal Sonesta Hotel New Orleans rose by $991,000 to $2,577,000 during the first six months of 2011 compared to last year.  Revenues at the New Orleans hotel increased by $1,202,000, or 6%.  Increased costs and operating expenses were offset by a decrease in rent due under the lease under which the Company operates this hotel.  Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, reported a pre-tax loss of $246,000 during the first six months of 2011.  This loss was in line with the Company’s expectations.  Before July 2010, this hotel was operated under a management agreement (see Note 2).  Pre-tax losses from management and other activities increased by $1,480,000 to $2,952,000 during the first six months of 2011 compared to last year.  This was primarily due to decreased income from the Company’s managed hotels and Nile cruise ships in Egypt.  The political unrest in Egypt affected business starting in February 2011.  It also has delayed collection of outstanding loans and receivables.  The Company will not recognize fee income from Egypt until such time as the hotels and ships resume regular payments on outstanding loans and receivables.  During the first six months of 2010, the Company recorded fee income from Egypt totaling $1,354,000 and pre-tax income of $990,000, after expenses of an office it maintains in Cairo.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties, on a gross basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties.”

	TOTAL REVENUES
	(in thousands)
	NO. OF
	ROOMS	2011	2010
Royal Sonesta Hotel Boston	400	$12,929	$11,885
Royal Sonesta Hotel New Orleans	500	20,398	19,196
Sonesta Bayfront Hotel Coconut Grove	200	6,050	--
Management and service fees and other revenues		1,191	2,820
Total revenues, excluding revenues from managed and affiliated properties		$40,568	$33,901

Total revenues during the six-month period ended June 30, 2011 were $40,568,000 compared to $33,901,000 in the same period in 2010, an increase of $6,667,000.

Royal Sonesta Hotel Boston recorded revenues during the first six months of 2011 of $12,929,000 compared to $11,885,000 during the first six months of 2010, representing a $1,044,000, or 9%, increase.  Room revenues increased by $194,000 due to a 3% increase in room revenue per available room (“REVPAR”).  An increase of 7% in average daily rates achieved was partially offset by a three percentage points decrease in occupancy.  The decrease in occupancy resulted mainly from 200 rooms being unavailable for rent for most of the first quarter of 2011 because of a major renovation project.  Revenues from other sources increased by $850,000, representing a 24% increase.  This was primarily due to a $753,000 increase in food and beverage revenues, which resulted entirely from increased banquet revenues generated from the hotel’s group and convention business and from increased social banquet business.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues during the first six months of 2011 at Royal Sonesta Hotel New Orleans were $20,398,000 compared to $19,196,000 during the first six months of 2010, representing a $1,202,000, or 6%, increase.  Room revenues increased by $1,262,000 in the first half of 2011 compared to last year due to an 11% REVPAR increase.  The improved rooms business resulted from an increase in occupancy levels of approximately two percentage points, and an increase in average daily rates achieved of 8%.  The hotel’s business continues to reflect the favorable demand in the City of New Orleans.  The room revenue growth was primarily from an increase in the group and convention market segment.  Revenues from other sources decreased by $60,000.  In May 2010, the Company sold a laundry it had operated in connection with the hotel.  During the first five months of 2010, the laundry generated $241,000 of revenues from third party clients.  The decrease in other revenues as a result of the laundry sale were partially offset by a $181,000 increase in food and beverage revenues.

Sonesta Bayfront Hotel Coconut Grove reported revenues of $6,050,000 during the first half of 2011.  The Company acquired this hotel on July 1, 2010 (see Note 2).  The revenues during the first half of 2011 were in line with expectations, and exceeded revenues achieved during the first half of 2010 (when the hotel was operated under a management agreement) by $300,000, representing a 5% increase.  The increase was primarily from a $262,000 increase in room revenues, resulting from an 8% REVPAR increase.

Revenues from management activities decreased from $2,820,000 during the first six months of 2010 to $1,191,000 during the first six months of 2011, a $1,629,000 decrease.  The first half of 2010 included $1,354,000 of management income from the Company’s collection of managed hotels and cruise ships in Egypt.  Political unrest in Egypt affected business levels starting in February 2011.  The Company will not report income from Egypt until such time that its Egyptian properties resume regular payments on outstanding receivables and loans.  (Fees for the first 6 months of 2011 based on actual results achieved were approximately $600,000).  Also included in the first six months of 2010 were management fees totaling $255,000 from Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010 (see Note 2).

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2011	2010
Royal Sonesta Hotel Boston	$16	$373
Royal Sonesta Hotel New Orleans	2,565	1,640
Sonesta Bayfront Hotel Coconut Grove	23	--
Operating income from hotels after management and service fees	2,604	2,013
Management activities and other	(3,011)	(1,579)
Operating income (loss)	$(407)	$434

Operating loss for the six-month period ended June 30, 2011 was $407,000, compared to operating income of $434,000 in the six-month period ended June 30, 2010, a decrease of $841,000.

Royal Sonesta Hotel Boston reported a decrease in operating income of $357,000, from $373,000 during the first six months of 2010 to $16,000 during the first six months of 2011.  Revenue increases of $1,044,000 were offset by increases in expenses totaling $1,401,000.  Costs and operating expenses increased by $815,000 in 2011 compared to the 2010 period, a 13% increase.  Of the hotel’s increase in revenues of $1,044,000, $753,000 resulted from increases in food and beverage.  Food and beverage costs and operating expenses, including cost of sales and payroll, increased by $503,000.  The remaining increase in costs and operating expenses was a result of higher rooms operations costs, including payroll, and higher costs of supplies and operating equipment.  Purchases of operating equipment in 2011 were higher as a result of the complete renovation of 200 guest rooms during the first quarter of 2011.  The hotel also incurred higher payroll benefit costs, due to increases in the cost of health and welfare plans, as well as an increase in matching contributions on the Company’s 401(k) plan effective April 1, 2011.  The remaining increase in expenses of $586,000 resulted from increased sales and advertising expenses ($183,000), and from increased administrative and general costs and maintenance expense.  In addition, real estate taxes were $75,000 higher in the 2011 period due to a refund received in 2010, and depreciation expense increased by $56,000.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating income from Royal Sonesta Hotel New Orleans totaled $2,565,000 during the first six months of 2011 compared to $1,640,000 during the first six months of 2010, a $925,000 increase.  Revenue increases of $1,202,000 were partially offset by increased expenses of $277,000.  Expenses in 2011 included an increase in costs and operating expenses of $687,000, and modest increases in advertising and promotion expenses, real estate tax and depreciation expense.  The increase in costs and operating expenses of $687,000 included $307,000 in preopening expenses related to the development of a signature restaurant in the hotel.  Excluding the preopening expenses incurred in 2011, costs and operating expenses increased by 5% compared to 2010.  These increases were to a large part offset by a decrease in rent expense of $673,000.  The decrease in rent expense relates to increased capital expenditures expected during the year 2011 compared to 2010.  Capital expenditures are deducted from profit for purposes of calculating rent due under the lease under which the Company operates the hotel.  Rent is equal to 75% of net cash flow achieved, and increased capital expenditures result in lower rent expense.  The effect on rent expense from higher capital expenditures resulted in decreased rent of $992,000.  The actual decrease of $673,000 was lower due to higher operating results at the hotel during the first six months of 2011 compared to last year.  The higher capital expenditures include the cost to add a signature restaurant at Royal Sonesta Hotel New Orleans.

Sonesta Bayfront Hotel Coconut Grove reported operating income of $23,000 during the first six months of 2011.  The Company acquired this hotel on July 1, 2010, and operated the property under a management agreement prior to this date (see Note 2).  The operating income was in line with the Company’s expectations.

Operating losses from the Company’s management and other activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, increased from $1,579,000 during the first half of 2010 to $3,011,000 in the first half of 2011, an increase in loss of $1,432,000.  Revenues from management activities decreased by $1,629,000, primarily due to decreased fee income the Company’s managed hotels and cruise vessels in Egypt.  Corporate expenses related to the management activities decreased by $197,000 in the first six months of 2011.  Increases in corporate advertising expense and legal and professional fees were reduced by the contributions of management and marketing fees of Sonesta Coconut Grove, which the Company acquired in July 2010.

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $217,000 to $1,322,000 during the first six months of 2011 compared to 2010.  The 2011 period includes interest expense of $270,000 related to Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010.  The $270,000 expense consists of $202,000 interest on a mortgage loan which the Company assumed in connection with the acquisition of the hotel, as well as $68,000 related to an earn out liability in connection with the purchase (see also Note 2).  The increase in interest expense from Sonesta Bayfront Hotel Coconut Grove was partially offset by savings of $53,000 on the Company’s mortgage note secured by Royal Sonesta Hotel Boston.  This mortgage loan was refinanced in February 2010 at a lower interest rate compared to the expiring mortgage loan.

Interest income decreased by $64,000 to $61,000 in the first six months of 2011 compared to last year.  The Company did not record interest on unpaid installments on loans made to owners of Egyptian operations (see Note 3).  Business levels in Egypt have been affected by the political unrest starting in February 2011.

The loss on sales of assets in the 2010 period resulted primarily from the sale of assets related to a laundry facility in New Orleans in May 2010.  The sale price of the assets (primarily laundry equipment) was $394,000 which was financed by the Company (see Note 3).

SECOND QUARTER 2011 COMPARED TO 2010

During the second quarter of 2011 the Company recorded net income of $800,000, or $0.22 per share, compared to net income of $657,000, or $0.18 per share, during the second quarter of 2010.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Pre-tax income at Royal Sonesta Hotel Boston was $1,253,000 during the 2011 second quarter, which represented a $12,000 increase over 2010 second quarter operating income of $1,241,000.  Revenues during the 2011 second quarter increased by $958,000 compared to last year, but were offset by increases in costs and operating, sales and marketing and administrative and general expenses.  Royal Sonesta New Orleans recorded pre-tax income of $1,483,000 during the 2011 second quarter compared to $447,000 in the 2010 second quarter, an increase of $1,036,000.  Revenues increased by $823,000, and increases in costs and operating and depreciation expenses were offset by a decrease in percentage rent due under the lease under which the Company operates the hotel.  Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, reported a pre-tax loss of $322,000 during the second quarter of 2011.  This loss was in line with the Company’s expectation.  Before July 2010, the hotel was operated under a management agreement (see Note 2).  Pre-tax losses from management and other activities increased from $639,000 during the 2010 second quarter to $1,580,000 during the second quarter of 2011, an increase of $941,000.  This was primarily due to decreased revenues from management activities of $906,000.  The Company did not recognized fee income from its managed operations in Egypt.  The political unrest seriously affected business levels starting in February 2011.  Until such time that the Company’s hotels and ships resume regular payments on outstanding amounts, the Company will not recognize fee income.  During the 2010 second quarter, the Company recorded fee income from Egypt of $599,000, and pre-tax income of $406,000 after expenses of an office it maintains in Cairo.  Also included in the 2010 second quarter were management fees from Sonesta Bayfront Hotel Coconut Grove of $255,000.

REVENUES

	TOTAL REVENUES
	(in thousands)
	NO. OF
	ROOMS	2011	2010
Royal Sonesta Hotel Boston	400	$9,115	$8,157
Royal Sonesta Hotel New Orleans	500	10,388	9,565
Sonesta Bayfront Hotel Coconut Grove	200	2,491	--
Management and service fees and other revenues		511	1,417
Total revenues, excluding revenues from managed and affiliated properties		$22,505	$19,139

Total revenues for the three-month period ended June 30, 2011 were $22,505,000 compared to $19,139,000 in the same period in 2010, an increase of $3,366,000.

Royal Sonesta Hotel Boston recorded revenues of $9,115,000 during the second quarter of 2011, compared to $8,157,000 during the second quarter of 2010, representing a $958,000, or 12%, increase.  Room revenues increased by $333,000 due to a 6% increase in room revenues per available room (“REVPAR”).  Occupancies during the 2011 second quarter were virtually the same as in the previous year’s quarter, but average daily rates increased by 6%.  The increase in revenues other than rooms of $625,000 was entirely due to higher food and beverage revenues.  The hotel generated higher banquet revenues from group and conventions, as well as social functions.

Royal Sonesta Hotel New Orleans reported revenues of $10,388,000 during the 2011 second quarter compared to $9,565,000 during the 2010 second quarter, an increase of $823,000, or 9%.  Room revenues increased by $772,000 due to a 13% REVPAR increase.  The hotel’s occupancy was two percentage points higher in the 2011 second quarter compared to last year, and the hotel’s average daily rate increased by 10%.  Demand was strong during the second quarter, especially from the group and convention market segment.  Revenues from other sources, primarily food and beverage, increased by $155,000, mainly due to higher food and beverage revenues as a result of the increased occupancy.  The 2010 second quarter included $104,000 in revenues from a laundry facility the Company operated in connection with the hotel.  The Company sold the laundry in May 2010.

Sonesta Bayfront Hotel Coconut Grove reported revenues of $2,491,000 during the 2011 second quarter.  The Company acquired the hotel on July 1, 2010 (see Note 2) and the revenues were in line with the Company’s expectations.  Second quarter revenues in 2011 exceeded 2010 by $134,000, or 6%.  This was entirely from higher room revenues achieved, due to an increase in occupancy levels.  Revenues in 2010 were affected by a construction project which involved the repair and replacement of stucco on the façade of the hotel.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Revenues from management and other activities decreased by $906,000 to $511,000 in the 2011 second quarter compared to last year.  The 2010 second quarter included management income of $599,000 from the Company’s managed hotels and cruise vessels in Egypt.  Political unrest in Egypt has affected business levels at the Company’s operations since February 2011.  The Company will not report income from Egypt until such time that business levels recover and its properties resume regular payments for fees and expenses.  (Fees for the 2011 second quarter based on actual results achieved were approximately $300,000.)  Also included in the 2010 second quarter was fee income of $255,000 from Sonesta Bayfront Hotel Coconut Grove, which the Company operated under a management agreement until the purchase of the hotel by the Company on July 1, 2010.

OPERATING INCOME

	OPERATING INCOME (LOSS)
	(in thousands)
	2011	2010
Royal Sonesta Hotel Boston	$1,780	$1,778
Royal Sonesta Hotel New Orleans	1,477	503
Sonesta Bayfront Hotel Coconut Grove	(210)	--
Operating income from hotels after management and service fees	3,047	2,281
Management activities and other	(1,603)	(696)
Operating income	$1,444	$1,585

Operating income for the quarter ended June 30, 2011 was $1,444,000, compared to operating income of $1,585,000 in the quarter ended June 30, 2010, a decrease of $141,000.

Operating income at Royal Sonesta Hotel Boston during the 2011 second quarter was $1,780,000, a $2,000 increase compared to second quarter 2010 operating income of $1,778,000.  Revenue increases of $958,000 were offset by increases in expenses of $956,000.  This increase in expenses was primarily from a $639,000 increase in costs and operating expenses, a $114,000 increase in sales and advertising expense and a $61,000 increase in administrative and general expense.  Costs and operating expenses increased due to higher payroll and employee benefit costs, increased costs for operating equipment and supplies, and higher food and beverage cost of sales and payroll costs (food and beverage revenues during the second quarter of 2011 increased by $539,000 compared to last year’s quarter).

Operating income from Royal Sonesta Hotel New Orleans increased by $974,000, from $503,000 during the 2010 second quarter to $1,477,000 during the 2011 second quarter.  Revenues increased by $823,000, and expenses decreased by $151,000 during the 2011 quarter compared to last year.  Increases in expenses, mainly in cost and operating ($378,000) and depreciation ($100,000) were offset by a $752,000 decrease in rent expense.  The increase in costs and operating expenses included $156,000 in pre-opening expenses related to the addition of a signature restaurant to the hotel.  The decrease in rent expense relates to increased capital expenditures expected during 2011 compared to 2010.  Capital expenditures are deducted from profits for purposes of calculating rent under the lease for the hotel.  Rent equals 75% of cash flow after capital expenditures, which means that increased capital expenditures result in lower rent expense.  The expected increase in 2011 capital expenditures compared to last year of approximately $2.7 million includes the cost of developing a signature restaurant in the hotel.

Sonesta Bayfront Hotel Coconut Grove recorded an operating loss of $210,000 during the 2011 second quarter.  The Company acquired this hotel on July 1, 2010, and the hotel was operated under a management agreement prior to this date (see Note 2).  The operating loss was in line with the Company’s expectations.

Operating losses from the Company’s management and other activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, increased from $696,000 in the 2010 second quarter to $1,603,000 during the 2011 second quarter, representing an increased loss of $907,000.  Revenues from management activities decreased by $906,000, and expenses related to these activities increased by $1,000.  The increase in expenses was primarily from higher administrative and general costs (mainly due to increased legal and professional fees) and increased corporate sales and advertising expense.  These increased 2011 corporate expenses were offset by the contribution of management and marketing fees of Sonesta Bayfront Hotel Coconut Grove, which the Company acquired in July 2010.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest expense increased by $103,000 to $641,000 during the 2011 second quarter compared to last year.  This was due to interest expense of $113,000 in connection with the acquisition of Sonesta Bayfront Hotel Coconut Grove in July 2010.  This includes interest on a mortgage loan the Company assumed, as well as interest expense related to an earn out liability (see Note 2).  Interest expense on the Company’s mortgage loan secured by Royal Sonesta Hotel Boston decreased by a slight $10,000 due to the lower principal balance.

Interest income decreased by $37,000 to $28,000 in the second quarter of 2011 compared to the second quarter of 2010.  The Company did not record interest on unpaid installments on loans made to owners of Egyptian operations (see Note 3).  Business levels in Egypt have been affected by the ongoing political unrest that started in February 2011, and this has caused delays in the receipt of payments.

The loss on sales of assets in the second quarter of 2010 of $56,000 resulted from the sale of assets related to a laundry facility in New Orleans in May 2010.  The sale price of the assets (primarily laundry equipment) was $394,000 which was financed by the Company (see Note 3).

FEDERAL, FOREIGN AND STATE INCOME TAXES

The Company recorded a tax benefit of $503,000 on its pre-tax loss of $1,657,000 during the first six months of 2011.  The benefit was lower than the statutory rate because of state taxes payable primarily on the Company’s income from Royal Sonesta Hotel New Orleans.

A tax benefit of $83,000 was recorded on its pre-tax loss of $618,000 during the first six months of 2010.  This benefit was also lower than the statutory rate because of state income taxes payable primarily on the Company’s income from Royal Sonesta Hotel New Orleans.

The Company recorded long-term deferred tax assets during the first half of 2011 and 2010 for the future federal income tax benefit of the losses incurred.  The Company will monitor these tax assets, and provide for valuation allowances if going forward it becomes uncertain as to whether it will actually receive a federal tax benefit for the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $17.4 million at June 30, 2011.  As of that date, the majority of these funds were held in money market mutual funds and non-interest bearing bank accounts.  Company management believes that these cash resources will be adequate to meet its cash requirements for 2011 and beyond.

The ongoing political unrest in Egypt has impacted business levels at the Company’s managed hotels and cruise vessels starting in February 2011.  This will continue to affect fee income derived from this area.  Pre-tax income was approximately $2.1 million in 2010 but will be substantially less in 2011.  The slow down in business has also delayed the receipt of outstanding receivables and loan payments from these properties.  Until such time that the hotels and ships resume regular payments on loans and receivables, the Company will not record fee income.  The Company has provided for a reserve of approximately $700,000 for potential uncollectible amounts.

In February 2010, the Company refinanced a mortgage loan secured by Royal Sonesta Hotel Boston, and provided a $5 million cash collateral account as additional security (see Note 4).  In April 2011 the Company received back $2.5 million since the hotel achieved the required debt service coverage ratios during the year 2010.  To receive back the remaining $2.5 million the Company will need to achieve the required debt service coverage ratio for the calendar year 2011.  It has achieved the ratio during the first six months, and expects the same to happen during the remainder of 2011 based on the hotel’s business plans.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company spent $6,559,000 on capital additions and improvements during the first six months of 2011.  This included expenditures of $4,648,000 at Royal Sonesta Hotel Boston, which included the complete renovation of 200 guestrooms.  The project was completed at the end of the first quarter.  The Company is developing a signature restaurant in Royal Sonesta Hotel New Orleans.  The expected cost is approximately $6.5 million, of which approximately $2,200,000 was spent through June 30, 2011.  The project is expected to be completed during the winter of 2011/2012.  Since these expenditures in New Orleans are deducted from cash flow for purposes of calculating percentage rent due under the lease for this hotel, the Company’s share of this commitment is approximately $1,625,000.

The Company paid a $0.10 per share dividend totaling $370,000 in January 2011.

The Company contributed $260,000 to its pension plan during the first six months of 2011.  Estimated contributions for the twelve month period ending June 30, 2012 are $995,000, which amount is included in current liabilities.

Index

PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to risk of loss associated with movements in market interest rates.  For the mortgage loan secured by Royal Sonesta Hotel Boston the Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.  The Company financed the acquisition of Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 with a mortgage loan that carries a fixed interest rate of 6.25%.  The Company believes the carrying values of these loans at June 30, 2011 approximate their fair values due to the close proximity to the closing dates.

Index

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2011.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Index

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended June 30, 2011.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: August 12, 2011