Form 10-Q
period 2011-09-30
SONESTA INTERNATIONAL HOTELS CORP
filed 2011-11-14
CIK 91741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2011

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of Shares of Common Stock Outstanding
As of November 11, 2011 -- $.80 par value,
Class A – 3,698,230

INDEX

SONESTA INTERNATIONAL HOTELS CORPORATION

Part I. Financial Information		Page

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets — September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed consolidated statements of operations — Three and nine-month periods ended September 30, 2011 and 2010 (unaudited)	3

	Condensed consolidated statements of cash flows —Nine-month periods ended September 30, 2011 and 2010 (unaudited)	4

	Notes to condensed consolidated financial statements — September 30, 2011 and 2010	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition — September 30, 2011	16

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	24

Item 4.	Internal Controls and Procedures	25

Part II. Other Information		26

	Signature page	27

Exhibits 31.(a), 31.(b), 31.(c)	Certifications by the Company’s Chief Executive Officers and Vice President and Treasurer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification by Company Officers required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Index

Part I  -  Item 1.  Financial Information

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 (unaudited) and December 31, 2010

	(in thousands)
	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,973	$24,162
Restricted cash	2,500	2,500
Accounts and notes receivable:
Trade, less allowance of $1,766 ($1,103 at December 31,2010) for doubtful accounts	3,214	3,759
Other, including current portion of long-term receivables and advances	825	741
Total accounts and notes receivable	4,039	4,500
Inventories	1,031	958
Current deferred tax assets	1,725	1,262
Prepaid expenses and other current assets	1,535	2,020
Total current assets	29,803	35,402

Restricted cash	257	2,757

Long-term receivables and advances	3,554	4,342

Deferred tax assets	68	--

Property and equipment, at cost:
Land and land improvements	3,202	3,202
Buildings	31,016	29,666
Furniture and equipment	35,641	28,544
Leasehold improvements	10,811	9,401
Projects in progress	1,101	2,205
	81,771	73,018
Less accumulated depreciation and amortization	37,849	33,597
Net property and equipment	43,922	39,421

Other long-term assets	3,309	4,268
	$80,913	$86,190

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 (unaudited) and December 31, 2010

	(in thousands)
	September 30, 2011	December 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$708	$676
Accounts payable	3,354	3,868
Advance deposits	1,551	1,224
Accrued liabilities:
Salaries and wages	2,559	2,147
Rentals	836	5,195
Interest	199	209
Pension and other employee benefits	1,774	1,512
Interest rate swap	2,383	1,691
Income taxes	454	580
Other	1,612	1,190
Total accrued liabilities	9,817	12,524
Total current liabilities	15,430	18,292

Long-term debt	36,842	37,378

Pension liability, non-current	5,911	6,781

Other non-current liabilities	797	931

Deferred tax liabilities	--	220

Commitments and contingencies

Stockholders’ equity:
Common stock:
Class A, $.80 par value Authorized--10,000 shares Issued – 6,102 shares at stated value	4,882	4,882
Retained earnings	33,124	33,340
Treasury shares – 2,404, at cost	(12,053)	(12,053)
Accumulated other comprehensive loss	(4,020)	(3,581)
Total stockholders’ equity	21,933	22,588
	$80,913	$86,190

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
(in thousands except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Rooms	$12,193	$11,096	$38,017	$30,831
Food and beverage	4,955	4,495	16,355	13,627
Management, license and service fees	2,222	1,000	3,413	3,820
Parking, telephone and other	1,194	1,146	3,347	3,360
	20,564	17,737	61,132	51,638
Other revenues from managed and affiliated properties	193	330	507	3,019
Total revenues	20,757	18,067	61,639	54,657

Costs and expenses:
Costs and operating expenses	9,679	8,825	28,732	24,280
Advertising and promotion	2,110	2,021	6,277	5,300
Administrative and general	4,464	3,344	11,699	9,566
Human resources	374	328	1,039	893
Maintenance	976	916	2,900	2,661
Rentals	(563)	918	3,559	3,894
Property taxes	380	374	1,199	997
Depreciation and amortization	1,498	1,454	4,488	4,056
	18,918	18,180	59,893	51,647
Other expenses from managed and affiliated properties	193	330	507	3,019
Total costs and expenses	19,111	18,510	60,400	54,666

Operating income (loss)	1,646	(443)	1,239	(9)

Other income (deductions):
Interest expense	(646)	(645)	(1,968)	(1,750)
Interest income	1,109	70	1,170	195
Foreign exchange gain (loss)	(2)	6	7	(6)
Gain (loss) on sales of assets	(4)	--	(2)	(60)
	457	(569)	(793)	(1,621)

Income (loss) before income taxes	2,103	(1,012)	446	(1,630)
Income tax provision (benefit)	1,165	(423)	662	(506)
Net income (loss)	938	(589)	(216)	(1,124)

Retained earnings at beginning of period	32,186	35,199	33,340	35,734
Retained earnings at end of period	$33,124	$34,610	$33,124	$34,610

Net income (loss) per share	$0.25	$(0.16)	$(0.06)	$(0.30)
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Increase (Decrease) in Cash

	(in thousands)
	Nine Months Ended September 30
	2011	2010
Cash provided (used) by operating activities
Net loss	$(216)	$(1,124)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization	4,488	4,056
Provision for doubtful accounts	663	38
Non-cash interest	116	79
Deferred federal and state income tax benefit	(497)	(574)
Loss on sales of assets	2	60
Changes in assets and liabilities
Accounts and notes receivable	761	(1,324)
Inventories	(73)	(9)
Prepaid expenses and other	491	372
Accounts payable	(144)	(1,320)
Advance deposits	327	29
Accrued liabilities	(4,496)	(1,562)
Cash provided (used) by operating activities	1,422	(1,279)

Cash used by investing activities
Cash paid to purchase hotel, net of cash acquired	--	(545)
Proceeds from sales of assets	27	383
Expenditures for property and equipment	(8,477)	(2,601)
Payments received on long-term receivables and advances	264	819
New loans and advances	(51)	(1,730)
Cash used by investing activities	(8,237)	(3,674)

Cash provided (used) by financing activities
Proceeds from issuance of long-term debt	--	32,000
Cost of financing	--	(399)
Payment on refinancing of long-term debt	--	(31,644)
Restricted cash	2,500	(5,257)
Scheduled payments of long-term debt	(504)	(480)
Cash dividends paid	(370)	--
Cash provided (used) by financing activities	1,626	(5,780)

Net decrease in cash	(5,189)	(10,733)
Cash and cash equivalents at beginning of period	24,162	35,557
Cash and cash equivalents at end of period	$18,973	$24,824

See accompanying notes to condensed consolidated financial statements.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Interest and Income Taxes Paid, and Assets Acquired
Cash paid for interest in the 2011 nine-month period and the 2010 nine-month period was approximately $1,839,000 and $1,719,000, respectively (see Note 4,  Borrowing Arrangements).  Net cash paid for income taxes in the 2011 nine-month period and the 2010 nine-month period was approximately $911,000 and $464,000, respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company evaluated all events and transactions that occurred after September 30, 2011 through the date this report was filed.

On November 3, 2011 the Company announced that it had entered into a definitive merger agreement to sell the Company for $31 per share.  Completion of this transaction, which is expected to occur in the first quarter of 2012, is subject to approval by Sonesta’s common stockholders and certain other customary closing conditions.  For full details on this transaction, please refer to our report on Form 8-K, filed November 3, 2011.

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

The following unaudited proforma condensed financial information provides the results for the nine-month period ended September 2010 as if our acquisition of the Sonesta Bayfront Hotel Coconut Grove had occurred on January 1, 2010. The unaudited proforma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the acquisition occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
	For the nine months ended September 30, 2010
	Sonesta	Sonesta Bayfront Hotel	Pro Forma Adjustments	Pro Forma as Adjusted
Revenues	$51,638	$5,750	$(255)	$57,133
Other revenues from managed hotels	3,019	--	(2,241)	778
Total revenues	$54,657	$5,750	$(2,496)	$57,911
Net income (loss)	$(1,124)	$396	$(694)	$(1,422)

A reconciliation of the proforma adjustment to net loss follows (in thousands):

September 30, 2010
Reduction in management fee income	$(255)
Reduction in other revenues from managed hotels	(2,241)
Reduction in other expenses from managed hotels	2,241
Increase in depreciation and amortization	(276)
Increase in interest expense	(208)
Income tax benefit on additional loss of $343,000	45

Proforma adjustment	$(694)

3.	Long-Term Receivables and Advances

	(in thousands)
	September 30,2011	December 31,2010
Sharm El Sheikh, Egypt (a)	$538	$647
Sharm El Sheikh, Egypt (b)	433	433
Luxor, Egypt (c)	815	822
Sint Maarten, Netherlands Antilles (d)	777	802
New Orleans, Louisiana (e)	298	353
Other	1,328	1,813
Total long-term receivables and advances	4,189	4,870
Less: current portion	635	528
Net long-term receivables and advances	$3,554	$4,342

(a)
These loans were made in January 2008 to the owners of Sonesta Beach Hotel Sharm El Sheikh and Sonesta Club Sharm El Sheikh by converting receivables for fees and expenses into five-year loans, payable in monthly installments, starting in January 2008.  The Company is accounting for these loans using an effective interest rate of 6.5%.  Monthly payments of $28,820 ($18,678 from Sharm Beach and $10,142 from Sharm Club) are due directly from the hotels and deducted from distributions of profits to the owners of these managed hotels.  Payments from Sharm Beach have been received through June 2011.  Payments from Sharm Club have been received through January 2011.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
This loan, in the original amount of $500,000, was made in January 2010 to the owner of Sonesta Beach Resort Sharm El Sheikh.  The interest rate is 5.25%.  The original three-year term was extended by five months in December 2010.  Monthly payments of principal and interest of $15,075 commenced in February 2010, and the last payment will be due in June 2013.  No payments were received on this loan since December 2010.

(c)
These loans, in the original amount of $1,363,000, were made in August 2009 to the owner of Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise Ship, which are both managed by the Company.  The loans consisted of cash advances of $500,000, and the conversion of receivables for fees and expenses due to the Company totaling $863,000.  The Company made these loans to assist the owner with the financing of improvements to the Sonesta St. George Hotel Luxor, which included additional guest rooms and meeting/function space.  The interest rate is 5.25%.  Monthly payments of interest and principal are $80,000, and the last payment was due in August 2011.  Installments due and unpaid on this loan date back to October 2010.

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

Egypt Receivables and Advances

The political unrest in Egypt impacted business levels at the Company’s managed hotels and Nile River cruise ships starting in February 2011.  This will continue to impact fee income in 2011, and delay receipt of outstanding receivables and loans.  The total amount due including loans and receivables from Egypt at September 30, 2011 was approximately $4.3 million.  Of the loans included in the table above (total of approximately $1.8 million) the Company currently expects to collect $460,000 during the twelve-month period ending September 30, 2012, and has classified this amount as short-term.  The Company’s receivables for fees and expenses totaled approximately $2.5 million at September 30, 2011, of which approximately $1.2 million is due from Sonesta St. George Hotel Luxor and Sonesta St. George I Cruise ship, which are owned by the same owner.  The Company expects to collect approximately $1,250,000 of the $2.5 million in receivables for fees and expenses during the twelve-month period ending September 30, 2012.  As a result, approximately $1,250,000 is included in other long-term receivables.  To account for the delays in receiving payments, and for potential uncollectible accounts, the Company provided for a reserve of approximately $1,400,000 at September 30, 2011 ($700,000 at December 31, 2010), which is recorded as a reduction of the related short-term trade receivables.  During the first six months of 2011, the Company did not record fee income from its Egyptian properties.  Since certain properties resumed regular payments, the Company recorded $432,000 income for fees earned in 2011 from these properties at September 30, 2011.  For those hotels that did not resume regular payments, the Company did not record any 2011 fee income.  (The amount of 2011 management and service fees earned but not recorded based on actual results achieved by these properties equals $477,000).  Because of the lack of payments and poor results at certain Egypt operations, the Company increased its provision for potential uncollectible accounts from $700,000 to $1,400,000 during the 2011 third quarter.

Management continually monitors the collectability of its receivables and advances and believes they are fully realizable, after considering the reserves recorded at September 30, 2011.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowing Arrangements

Long-Term Debt

	(in thousands)
	September 30,2011	December 31,2010
Charterhouse of Cambridge Trust and Sonesta of Massachusetts, Inc.:
First mortgage note (a)	$31,178	$31,598

Sonesta Coconut Grove, Inc.:
First mortgage note (b)	6,372	6,456

Subtotal	37,550	38,054
Less: current portion	708	676
Total long-term debt	$36,842	$37,378

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

The loan is secured by a first mortgage on the Royal Sonesta Hotel Boston property which is included in fixed assets at a net book value of $23,403,000 at September 30, 2011.  As additional security, the Company provides a $5,000,000 parent company guaranty and established a restricted cash collateral account in the amount of $5,000,000 of which $2,500,000 was released in April 2011.  The remaining amount will be released provided the Hotel achieves a debt service coverage ratio of no less than 1.5 to 1 for four consecutive quarters starting with the first quarter of 2011.  The Company achieved the required debt service ratio during the first three quarters of 2011, and expects to achieve the required ratio during the remaining quarter of 2011.  The loan is subject to a maximum loan-to-value ratio of 65%.  Based on an appraisal completed in connection with the refinancing in January 2010, the loan-to-value ratio equaled 46%.  The loan is also subject to a minimum debt service coverage ratio of 1.25 to 1.  If the hotel fails to achieve this ratio, additional principal payments are required.

(b)  This first mortgage note is payable by Sonesta Coconut Grove, Inc., the Company’s subsidiary that acquired Sonesta Bayfront Hotel Coconut Grove, a condominium hotel, on July 1, 2010.  This loan, which will mature in October 2015, has a 6.25% fixed interest rate.  Payments of interest and principal, based on a 25-year amortization period, are $43,247 per month.  The loan is secured by a first mortgage on the Sonesta Bayfront Hotel property which is included in fixed assets at a net book value of $5,098,000 at September 30, 2011.  As additional security, the Company funded a cash collateral account in the amount of $257,000 (6 months of debt service payments) which will be released if the hotel achieves an annual debt service coverage ratio of 1.2 to 1.  The Company does not expect the hotel to achieve this level of earnings in 2011.  The Company also provides a parent company guaranty of $4 million to the lender.

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Hotel Costs and Operating Expenses

Hotel costs and operating expenses in the accompanying condensed Consolidated Statements of Operations are summarized below:

	(in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Direct departmental costs
Rooms	$3,567	$3,294	$10,391	$8,675
Food and beverage	4,751	4,213	14,525	11,832
Heat, light and power	617	640	1,823	1,933
Other	744	678	1,993	1,840
	$9,679	$8,825	$28,732	$24,280

Direct departmental costs include payroll expenses and related payroll burden, the cost of food and beverage consumed and other departmental costs.  The Company acquired Sonesta Bayfront Hotel Coconut Grove on July 1, 2010.  The nine-month period ending September 2011 includes $3,104,000 of expenses incurred from Sonesta Bayfront Hotel Coconut Grove.  The 2010 nine-month period includes $750,000 of expenses incurred during the 2010 third quarter from this hotel.

6.	Segment Information

Historically, the Company had two reportable segments:  Owned and Leased Hotels, and Management Activities.  In recent years the Company has divested of and acquired hotel properties, entered into new management agreements and realigned certain management responsibilities.  In consideration of these changes the Company has revised its segment reporting to include each of the owned and leased hotels as a separate segment as of January 1, 2011.  For our Management Activities segment, additional information is included on revenues, providing a breakdown between revenues from managed hotels, franchised hotels and revenues from other corporate services, which include reservations and purchasing services, amongst others.  The operating losses from management activities are computed after giving effect to management and marketing fees from owned and leased hotels.  The 2010 segment information has been restated to conform to the new presentation.

Segment information for each of the Company’s owned and leased hotels and from management activities, for the three-month and nine-month periods ending September 30, 2011 and 2010 follows:

Quarter ended September 30, 2011:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$8,527	$7,681	$2,134	$2,222	$20,564
Other revenues from managed and affiliated properties	--	--	--	193	193
Total revenues	8,527	7, 681	2,134	2,415	20,757

Operating income (loss) before depreciation & amortization expense	2,150	2,105	(281)	(830)	3,144
Depreciation & amortization	(629)	(658)	(144)	(67)	(1,498)
Net interest income (expense)	(532)	1	(113)	1,107	463
Other deductions	--	--	--	(6)	(6)
Segment pre-tax profit (loss)	989	1,448	(538)	204	2,103

Segment assets	28,092	19,090	9,285	24,446	80,913
Segment capital additions	228	1,667	13	10	1,918

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarter ended September 30, 2010:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$8,270	$7,053	$1,414	$1,000	$17,737
Other revenues from managed and affiliated properties	--	--	--	330	330
Total revenues	8,270	7,053	1,414	1,330	18,067

Operating income (loss) before depreciation & amortization expense	2,185	324	(473)	(1,025)	1,011
Depreciation & amortization	(597)	(652)	(138)	(67)	(1,454)
Net interest income (expense)	(541)	8	(105)	63	(575)
Other income	--	1	--	5	6
Segment pre-tax profit (loss)	1,047	(319)	(716)	(1,024)	(1,012)

Segment assets	27,558	17,966	9,119	30,447	85,090
Segment capital additions	396	497	10	10	913

Breakdown of Management Activities revenues for the quarters ended September 30, 2011 and 2010:

	(in thousands)
	2011	2010

Management fee revenues	$1,541	$507
Franchise fee revenues	217	250
Other management revenues	464	243
Subtotal	2,222	1,000
Other revenues from managed and affiliated properties	193	330
Total revenues Managed Activities	$2,415	$1,330

Nine-month period ended September 30, 2011:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$21,456	$28,079	$8,184	$3,413	$61,132
Other revenues from managed and affiliated properties	--	--	--	507	507
Total revenues	21,456	28,079	8,184	3,920	61,639

Operating income (loss) before depreciation & amortization expense	3,417	5,986	31	(3,707)	5,727
Depreciation & amortization	(1,879)	(1,974)	(433)	(202)	(4,488)
Net interest income (expense)	(1,584)	5	(382)	1,163	(798)
Other income	--	--	--	5	5
Segment pre-tax profit (loss)	(46)	4,017	(784)	(2,741)	446

Segment assets	28,092	19,090	9,285	24,446	80,913
Segment capital additions	4,876	3,357	176	68	8,477

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine-month period ended September 30, 2010:

	(in thousands)
	Royal Sonesta Boston	Royal Sonesta New Orleans	Sonesta Bayfront Coconut Grove	Management Activities	Consolidated

Revenues	$20,155	$26,249	$1,414	$3,820	$51,638
Other revenues from managed and affiliated properties	--	--	--	3,019	3,019
Total revenues	20,155	26,249	1,414	6,839	54,657

Operating income (loss) before depreciation & amortization expense	3,752	3,235	(473)	(2,467)	4,047
Depreciation & amortization	(1,791)	(1,926)	(138)	(201)	(4,056)
Net interest income (expense)	(1,645)	14	(105)	181	(1,555)
Other deductions	--	(56)	--	(10)	(66)
Segment pre-tax profit (loss)	316	1,267	(716)	(2,497)	(1,630)

Segment assets	27,558	17,966	9,119	30,447	85,090
Segment capital additions	1,173	1,282	10	136	2,601

Breakdown of Management Activities revenues for the nine-month periods ended September 30, 2011 and 2010:

	(in thousands)
	2011	2010

Management fee revenues	$1,541	$2,134
Franchise fee revenues	805	799
Other management revenues	1,067	887
Subtotal	3,413	3,820
Other revenues from managed and affiliated properties	507	3,019
Total revenues Managed Activities	$3,920	$6,839

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	(in thousands)		(in thousands)
	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Net income (loss)	$938	$(589)	$(216)	$(1,124)

Unrealized loss on interest rate swap, net of tax	(299)	(473)	(439)	(1,540)

Comprehensive income (loss)	$639	$(1,062)	$(655)	$(2,664)

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings (Loss) per Share

As the Company has no dilutive securities, there is no difference between basic and diluted earnings per share. The following table sets forth the computation of basic income and losses per share (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Numerator:
Net income (loss)	$938	$(589)	$(216)	$(1,124)

Denominator:
Weighted average number of shares outstanding	3,698	3,698	3,698	3,698

Net income (loss) per share of common stock	$0.25	$(0.16)	$(0.06)	$(0.30)

9.	Pension Plan

The components of the net periodic pension expense (credit) for the Company’s Pension Plan were as follows:

	(in thousands)
	Nine Months ended September 30
	2011	2010

Interest cost	$1,208	$1,297
Expected return on assets	(1,310)	(1,362)
Recognized actuarial loss	172	130
Net expense included in the consolidated statements of operations	$70	$65

The Company froze its Pension Plan effective December 31, 2006.  Additional service and/or compensation increases after January 1, 2007 will not increase participants’ benefits and, in addition, newly hired employees will not receive benefits under the Plan.  For additional information on the Pension Plan changes, and information on a matching benefit under the Company’s 401(k) savings plan we refer to footnote 9 of the Company’s 2010 Annual Report filed on Form 10-K.

The Company plans to make contributions of approximately $967,000 to the Pension Plan during the twelve-month period ending September 30, 2012.  Accordingly, these amounts have been classified as a current liability.

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

As the terms of the swap match the terms of the underlying hedged mortgage loan, there should be no gain or loss from the ineffectiveness recognized in income unless there is a termination of the swap or a modification to the mortgage loan terms.  If the loan terms remain unchanged, and all payments are being made when scheduled, there will be no future impact on the Company’s results from operations.  Based upon quotes, the fair value of the interest rate swap was a liability of $2,383,000 and $1,691,000 as of September 30, 2011 and December 31, 2010, respectively.

The fair value of the Company’s derivative instruments based upon quotes at September 30, 2011 and December 31, 2010 is as follows:

	(in thousands)
	Liability Derivatives
	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap – cash flow hedge	$2,383	$1,691
Total derivatives designated as hedging instruments	$2,383	$1,691

Derivatives not designated as hedging instruments:	$--	$--

Total derivatives	$2,383	$1,691

The effect of derivative instruments on the statement of operations for the nine-month periods ended September 30, 2011 and 2010 is as follows (in thousands):
Derivatives in Cash Flow Hedging	Pre-tax Loss Recognized in OCI on Derivative (Effective Portion)		Location of Amount Reclassified	Amount Reclassified from Accumulated OCI into Income
Relationships	2011	2010	from Accumulated OCI into Income	2011	2010

Interest rate swap	$(692)	$(2,437)	Interest expense	$--	$--
				__	__
Total	$(692)	$(2,437)	Total	$--	$--

Index

SONESTA INTERNATIONAL HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements

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

As of September 30, 2011 and December 31, 2010 the Company’s cash equivalents were held in short-term money market mutual funds.  The fair value of money market securities is based on quoted prices in an active market.

As of September 30, 2011 and December 31, 2010, the Company held an interest rate swap instrument that is required to be measured at fair value on a recurring basis (see Note 10). The fair value of the Company's interest rate swap was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities.  As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swap to determine if a credit risk adjustment was required. Therefore, the Company has categorized the swap contract as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the type of derivative contract it holds.

The Company’s assets (liabilities) measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of September 30, 2011
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$9,801	$--	$--	$9,801
Interest rate swap	$--	$(2,383)	$--	$(2,383)

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of December 31, 2010
	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$17,283	$--	$--	$17,283
Interest rate swap	$--	$(1,691)	$--	$(1,691)

The remainder of the assets and liabilities held by the Company at September 30, 2011 and December 31, 2010 are not required to be measured at fair value. The carrying amount of short-term financial instruments (cash, restricted cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the diverse nature of the Company’s customer base.  Management has outstanding note receivables at September 30, 2011 with various locations managed by the Company.  Interest rates associated with these note receivables are consistent with current market interest rates or are discounted in order for the imputed interest rate to resemble that of current market rates.  The carrying value of all notes receivable at September 30, 2011 approximate fair value, after taking into account the allowances recorded at September 30, 2011.  The carrying value of the Company’s term mortgage loan secured by Royal Sonesta Hotel Boston approximates its fair value due to its variable interest rate.  The carrying value of the Company’s term mortgage loan secured by Sonesta Bayfront Hotel Coconut Grove approximates its fair value due to the proximity to the closing date of this loan.

Index

Part I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On November 3, 2011 the Company announced that it had entered into a definitive merger agreement to sell the Company for $31 per share.  Completion of this transaction, which is expected to occur in the first quarter of 2012, is subject to approval by Sonesta’s common stockholders and certain other customary closing conditions.  For full details on this transaction, please refer to our report on Form 8-K, filed November 3, 2011.

FIRST NINE MONTHS OF 2011 COMPARED TO 2010

During the first nine months of 2011 the Company recorded a net loss of $216,000, or $(0.06) per share, compared to a net loss of $1,124,000, or $(0.30) per share, during the first nine months of 2010.

Royal Sonesta Hotel Boston reported a pre-tax loss of $46,000 during the first nine months of 2011, a $362,000 decrease compared to pre-tax income recorded during the first nine months of 2010 of $316,000.  Increases in revenues, which included increased food and beverage revenues, were offset by increased costs and operating, advertising and promotion and administrative and general expenses.  The hotel also reported an increase in maintenance costs and depreciation expense, resulting from significant capital improvements and additions during the 2010/11 winter season.  Pre-tax income at Royal Sonesta Hotel New Orleans was $4,030,000 during the first nine months of 2011 compared to $1,267,000 during the first nine months of 2010, an increase of $2,763,000.  Revenues at the New Orleans property increased by $1,830,000, representing a 7% increase.  Increases in costs and operating expenses were offset by a decrease in rent due under the lease under which the Company operates the hotel.  The decrease in rent is a result of higher expected capital expenditures during 2011 compared to last year.  Capital expenditures reduce rent owed based on the formula stated in the lease agreement.  Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010 (see Note 2), reported a pre-tax loss of $784,000 during the first nine months of 2011.  This loss was in line with the Company’s expectations.  The 2010 period included a pre-tax loss of $716,000 from Sonesta Coconut Grove, which was the loss incurred during the third quarter of 2010.  Pre-tax losses from management and other activities increased by $244,000 during the first nine months of 2011 to $2,741,000.  Revenues from management activities decreased by $407,000 during the 2011 period compared to 2010.  This was due to lower income from the Company’s managed hotels and Nile cruise ships in Egypt, where political unrest affected business starting in February 2011.  During the first nine months of 2010, the Company recorded management fee income from Egypt totaling $1,852,000 compared to management fee income of $365,000 in the 2011 period.  The decrease in fee income from Egypt was partially offset by the collection and recognition of $1,175,000 in previously deferred fees from the former Chateau Sonesta Hotel New Orleans.  These fees, together with $1,082,000 of interest were collected during the 2011 third quarter, resulting from a note received when the Company terminated its management agreement for this property in 2007.  Since the timing of the collection was uncertain, and dependent of the value of the hotel property, the Company fully reserved against the principal amount of the note and interest.  Corporate expenses increased during the first nine months of 2011 due to expenditures of $537,000 related to the merger transaction entered into on November 2, 2011, and an increase of $700,000 in the reserve for potential uncollectible amounts from its Egypt operations.

REVENUES

The Company records costs incurred on behalf of owners of managed and affiliated properties, and expenses reimbursed from managed and affiliated properties on a “gross” basis.  The revenues included and discussed in this Management’s Discussion and Analysis exclude the “other revenues and expenses from managed and affiliated properties”.

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2011	2010
Royal Sonesta Hotel Boston	400	$21,456	$20,155
Royal Sonesta Hotel New Orleans	500	28,079	26,249
Sonesta Bayfront Hotel Coconut Grove	200	8,184	1,414
Management and service fees and other revenues		3,413	3,820
Total revenues, excluding revenues from managed and affiliated properties		$61,132	$51,638

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Total revenues for the first nine months of 2011 were $61,132,000 compared to $51,638,000 in the same period in 2010, an increase of approximately $9,494,000.

Royal Sonesta Hotel Boston recorded revenues during the first nine months of 2011 of $21,456,000 compared to $20,155,000 during the first nine months of 2010, representing a $1,301,000, or 6%, increase.  Room revenues increased by $504,000 due to a 4% increase in room revenue per available room (“REVPAR”).  A 6% increase in average daily rates achieved was partially offset by a slight decrease in occupancy of 1.5 percentage points.  The decrease in occupancy resulted from a decrease in transient business, and was partly due to the fact that 200 rooms were unavailable for rent for most of the 2011 first quarter because of a major renovation project.  Revenues from other sources increased by $797,000, representing a 12% increase.  This was primarily due to increases in food and beverage revenues from increased banquet revenues generated from the hotel’s group and convention business and from increased social banquet business.

Revenues during the first nine months of 2011 at Royal Sonesta Hotel New Orleans increased 7% compared to previous year, from $26,249,000 to $28,079,000.  Of the $1,830,000 increase in revenues, $1,536,000 resulted from increased room revenues, due to a 9% REVPAR increase in 2011 compared to last year.  The increase resulted from higher occupancy levels as well as an increase in average daily rates achieved.  The hotel’s business continues to reflect the favorable demand in the City of New Orleans.  The increase in room revenues was entirely from increases in the group and convention market segments.  Hotel revenues from other sources increased by $535,000 in 2011 compared to previous year, which was entirely due to increases in food and beverage revenues.  The improvement in group and convention business resulted in higher banquet revenues.  The 2010 revenues included $241,000 of revenues generated by a laundry the hotel operated in connection with the hotel.  This laundry operation was sold in May 2010.

Sonesta Bayfront Hotel Coconut Grove reported revenues of $8,184,000 during the first nine months of 2011.  The Company acquired this condominium hotel on July 1, 2010 (see Note 2).  Included in the 2010 period were revenues of $1,414,000 achieved by this hotel during the third quarter of 2010.  Prior to July 1, 2010 this hotel was operated under a management agreement.  Revenues achieved during the 2011 period were in line with the Company’s expectations.  Comparing revenues achieved during the full nine month periods of 2011 and 2010, revenues increased by $1,020,000, or 14%.  This was primarily due to an increase in occupancy in 2011 of approximately 8 percentage points compared to previous year.  In 2010, the hotel’s business was affected by a construction project which involved the repair and replacement of stucco on the façade of the hotel.

Revenues from management activities decreased from $3,820,000 during the first nine months of 2010 to $3,413,000 during the first nine months of 2011, a $407,000 decrease.  Fee income from the Company’s collection of managed hotels and cruise ships in Egypt during the first nine months of 2010 totaled $1,852,000 compared to $365,000 during the 2011 period.  Political unrest in Egypt has affected business levels starting in February 2011.  During 2011, the Company reported income from certain properties in Egypt which resumed regular payments on receivables.  The Company did not report 2011 fee income from those hotels which have not resumed regular payments on outstanding receivables and loans.  (Management and service fees for the first nine months of 2011 based on actual results achieved but not recorded were approximately $477,000.)  The decrease in fee income from Egypt was partially offset by fee income recorded from the former Chateau Sonesta Hotel New Orleans.  During the 2011 third quarter, the Company collected a note which it received when the management agreement for this hotel was terminated in 2007.  Included in the principal amount of the note were deferred fees of $1,175,000.  These fees were not previously recorded because the timing of the collection was uncertain and depended ultimately on the value of the hotel.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2011	2010
Royal Sonesta Hotel Boston	$1,538	$1,961
Royal Sonesta Hotel New Orleans	4,013	1,309
Sonesta Bayfront Hotel Coconut Grove	(402)	(611)
Operating income from hotels after management and service fees	5,149	2,659
Management activities and other	(3,910)	(2,668)
Operating income (loss)	$1,239	$(9)

Operating income for the nine-month period ended September 30, 2011 was $1,239,000, compared to an operating loss of $9,000 in the same period in 2010, an improvement of approximately $1,248,000.

Royal Sonesta Hotel Boston reported operating income during the first nine months of 2011 of $1,538,000 compared to $1,961,000 in the same period in 2010, a $423,000 decrease.  Increases in revenues of $1,301,000 were offset by increased expenses totaling $1,724,000.  Costs and operating expenses increased by $1,049,000 in 2011 compared to last year.  Of the hotel’s increase in revenues of $1,301,000, $726,000 resulted from increases in food and beverage revenues.  Food and beverage costs and operating expenses, including costs of sales and payroll, increased by $662,000.  The remaining increase in costs and operating expenses resulted from higher operational costs related to the rooms operations, including payroll and higher costs of supplies and operating equipment.  The hotel upgraded its linens, and replaced other operating equipment, following the renovation of 200 guest rooms during the first quarter of 2011.  The hotel also incurred higher employee benefit costs, due to increases in the cost of health and welfare plans, as well as an increase in matching contributions under the Company’s 401(k) plan effective April 1, 2011.  The remaining increase in expenses of $675,000 resulted from increases in sales and advertising expenses ($215,000), as well as increased administrative and general costs and maintenance expense.  Real estate taxes increased by $53,000, as the 2010 period included a refund received for previous years.  Depreciation expense increased by $87,000 as a result of the extensive renovations and FF&E additions during  the 2010/11 winter season.

Operating income from Royal Sonesta Hotel New Orleans increased from $1,309,000 during the first nine months of 2010 to $4,013,000 during the same period in 2011, an increase of $2,704,000.  Revenues during the 2011 period increased by $1,830,000 and expenses decreased by $874,000 in 2011 compared to last year.  Expenses in 2011 included increases in costs and operating expenses of $1,009,000, a $169,000 increase in sales and advertising costs, and minor increases in administrative and general expenses and real estate tax expense.  The increase in costs and operating expenses of $1,009,000 included $510,000 in pre-opening expenses related to the development of a signature restaurant in the hotel.  Excluding the pre-opening expenses, costs and operating expenses increased by 6% in 2011 compared to 2010.  The expense increases were offset by a decrease in rent expense of $2,381,000.  The decrease in rent expense relates to an increase in expected capital expenditures during the 2011 year compared to 2010.  Capital expenditures are deducted from profit for purposes of calculating rent due under the lease under which the Company operates the hotel.  Rent equals 75% of net cash flow achieved, and increases in capital expenditures result in lower rent expense.  The expected 2011 capital additions and improvements are approximately $5 million higher compared to 2010, and include the cost to create the new signature restaurant.  The effect on rent expense from higher capital expenditures resulted in a decrease in rent of $2,790,000 in the nine month period ending September 30, 2011.  The actual decrease in rent was lower due to improved operating results at the hotel in 2011 compared to last year.

Sonesta Bayfront Hotel Coconut Grove reported an operating loss of $402,000 during the first nine months of 2011.  This loss was in line with the Company’s expectations.  The Company acquired this hotel on July 1, 2010, and operated the property under a management agreement prior to this date (see Note 2).  During the third quarter of 2010 the hotel reported an operating loss of $611,000.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating losses from the Company’s management and other activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, increased from $2,668,000 during the first nine months of 2010 to $3,910,000 during the first nine months of 2011, representing an increase in loss of $1,242,000.  Revenues decreased by $407,000, and corporate expenses increased by $835,000.  Administrative and general expenses increased by $1,363,000 primarily due to expenditures of $537,000 in connection with the merger agreement the Company signed in early November 2011, and a $700,000 increase in the provision for potential bad debts related to its Egypt receivables.  Political unrest in Egypt has impacted business levels at the Company’s managed operations starting in February 2011.  The aforementioned increase in corporate expenses was partially offset by the increase in contributions of marketing and management fees during the 2011 period from Sonesta Bayfront Hotel Coconut Grove, which the Company acquired in July 2010 (see also Note 2).

OTHER INCOME (DEDUCTIONS)
Interest expense increased by $218,000 to $1,968,000 during the first nine months of 2011 compared to 2010.  The 2011 period includes interest expense of $384,000, consisting of $303,000 interest on a mortgage loan which the Company assumed in connection with the acquisition of Sonesta Bayfront Hotel Coconut Grove on July 1, 2010, as well as $81,000 interest related to an earn out liability in connection with the same purchase.  In 2010, interest expense included $105,000 interest on the mortgage loan for Sonesta Coconut Grove, which included the third quarter of 2010 only (see also Note 2).

Interest income increased by $975,000 to $1,170,000 during the nine month period ending September 30, 2011 compared to last year.  The 2011 period includes interest income of $1,082,000 related to the collection of a note the Company received in connection with the termination of its management agreement for the former Chateau Sonesta Hotel New Orleans in 2007.  Since the timing of the collection of the note was uncertain and ultimately dependent on the value of the hotel, the Company had not previously recorded this income.

The loss on sales of assets in the 2010 period resulted primarily from the sale of a laundry facility in New Orleans in May 2010.  The sale price of the assets (primarily laundry equipment) was $394,000.

THIRD QUARTER 2011 COMPARED TO 2010

During the third quarter of 2011 the Company recorded net income of $938,000, or $0.25 per share, compared to a net loss of $589,000, or $(0.16) per share, in the third quarter of 2010.

Pre-tax income from Royal Sonesta Hotel Boston decreased by $58,000 during the 2011 quarter compared to 2010.  Increases in revenues of $257,000 (a 3% increase) were offset by increased expenses, primarily costs and operating expenses.  Pre-tax income of Royal Sonesta Hotel New Orleans was $1,448,000 in the 2011 quarter compared to a pre-tax loss of $319,000 in the 2010 quarter, an increase of $1,767,000.  Revenues in New Orleans increased $628,000 (a 9% increase) and expenses decreased by $1,139,000.  The decrease in expenses resulted primarily from a $1,708,000 decrease in rent payable under the lease under which the Company operates the hotel, partially offset by increased costs and operating expenses.  Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, reported a pre-tax loss of $538,000 during the 2011 third quarter.  This loss was in line with expectations.  The 2010 third quarter pre-tax loss was $716,000.  The third quarter is traditionally the slowest quarter for hotels in South Florida.  Pre-tax income from management activities and other income totaled $204,000 during the 2011 third quarter, which was an improvement of $1,228,000 compared to the 2010 third quarter.  This was primarily due to interest income ($1,082,000) and fee income ($1,175,000) recorded following the collection of a note the Company received in 2007 in connection with the termination of its management agreement for the former Chateau Sonesta Hotel New Orleans.  Since the timing of the collection of the note was uncertain, and dependent on the value of the hotel property, the Company had fully reserved against the principal amount of the note and interest.  The additional income in the 2011 third quarter from the collection of the note was partially offset by $224,000 of expenses incurred related to the merger agreement the Company entered into in early November 2011, as well as an increase in the Company’s provision for potential bad debts of $700,000.  This increase relates to the Company’s receivables and loans from its managed hotels and ships in Egypt.

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

	TOTAL REVENUES (in thousands)
	NO. OF ROOMS	2011	2010
Royal Sonesta Hotel Boston	400	$8,527	$8,270
Royal Sonesta Hotel New Orleans	500	7,681	7,053
Sonesta Bayfront Hotel Coconut Grove	200	2,134	1,414
Management and service fees and other revenues		2,222	1,000
Total revenues, excluding revenues from managed and affiliated properties		$20,564	$17,737

Total revenues for the quarter ended September 30, 2011 were $20,564,000 compared to $17,737,000 for the quarter ended September 30, 2010, an increase of approximately $2,827,000.

Revenues at Royal Sonesta Hotel Boston were $8,527,000 during the 2011 third quarter compared to $8,270,000 during the 2010 third quarter, an increase of $257,000.  The increase in revenues was entirely due to increased room revenues.  Room revenue per available room (“REVPAR”) increased 6% in the 2011 quarter compared to last year, primarily from a 4% increase in average daily rates combined with a slight increase in occupancy.  The increase in occupancy was mainly from improved business from the group and convention market segment.

Royal Sonesta Hotel New Orleans reported revenues of $7,681,000 during the 2011 third quarter compared to $7,053,000 in the 2010 third quarter, representing a $628,000, or 9%, increase.  Room revenues during the 2011 third quarter increased by $275,000, due to a 6% REVPAR increase.  Occupancy during the 2011 quarter was the same as last year, but the hotel increased its average daily rate by 6%.  Increases in revenues from other sources during the third quarter totaled $353,000, mainly from increases in convention and social banquet business.

Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, reported revenues of $2,134,000 during the three month period ending September 30, 2011 compared to $1,414,000 in the same period in 2010, representing a $720,000, or 51%, increase.  Revenues during the 2010 quarter were affected by construction work to replace and restore stucco on the façade of the hotel.  The hotel’s room revenues increased by $512,000, representing a 48% REVPAR increase.  The increased room sales were primarily from the transient market segment.  Occupancy improved by 15 percentage points in the 2011 quarter compared to last year, and the hotel’s average daily rate increased by 16%.  Revenues from other sources, primarily food and beverage, increased by $208,000 due to the higher occupancy levels.

Revenues from management and other activities increased by $1,222,000 to $2,222,000 in the 2011 third quarter compared to previous year.  This was mainly due to fee income recorded of $1,175,000 following the collection in the 2011 third quarter of a note which the Company received in connection with the termination of its management agreement for the former Chateau Sonesta Hotel New Orleans in 2007.  Decreased fee income from the Company’s managed properties in Egypt of $133,000 was offset by increased revenues from corporate services, including reservations and training.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING INCOME

	OPERATING INCOME (LOSS) (in thousands)
	2011	2010
Royal Sonesta Hotel Boston	$1,521	$1,588
Royal Sonesta Hotel New Orleans	1,447	(331)
Sonesta Bayfront Hotel Coconut Grove	(425)	(611)
Operating income from hotels after management and service fees	2,543	646
Management activities and other	(897)	(1,089)
Operating income (loss)	$1,646	$(443)

Operating income during the quarter ended September 30, 2011 was $1,646,000, compared to an operating loss of $443,000 during the quarter ended September 30, 2010, an increase of approximately $2,089,000.

Operating income from Royal Sonesta Hotel Boston was $1,521,000 during the 2011 third quarter compared to $1,588,000 during the 2010 third quarter, a decrease of $67,000.  Revenue increases of $257,000 were offset by increased expenses of $324,000.  The expense increase consisted primarily of a $234,000 increase in costs and operating expenses, representing a 6% increase.  This increase was primarily due to higher rooms department operating expenses, including guest supplies and operating equipment.  In addition, payroll expense and employee benefit costs increased during the 2011 third quarter compared to last year.

Operating income from Royal Sonesta Hotel New Orleans was $1,447,000 during the third quarter of 2011 compared to an operating loss of $331,000 during the 2010 third quarter, an improvement of $1,778,000.  Revenues in New Orleans during the third quarter increased by $628,000, and expenses decreased by $1,150,000.  This decrease was primarily from lower rent expense of $1,708,000.  The decrease in rent expense relates to increases in expected capital expenditures during 2011 compared to 2010.  Capital expenditures are deducted from profits for purposes of calculating rent under the lease for the hotel.  Rent equals 75% of cash flow after capital expenditures.  Expected capital expenditures in 2011 are approximately $5 million higher than in 2010, primarily from the development of a signature restaurant in the hotel.  The decreased rent expense was offset by increases in expenses of $558,000, mainly due to a $321,000 increase in costs and operating expenses and increases in sales and advertising, administrative and general and maintenance costs.

Sonesta Bayfront Hotel Coconut Grove, which the Company acquired on July 1, 2010, recorded an operating loss of $425,000 during the 2011 third quarter compared to an operating loss of $611,000 during the 2010 third quarter, an improvement of $186,000.  Revenue increases of $720,000 were offset by increases in expenses of $534,000.  Costs and operating expenses in the 2011 third quarter increased by $215,000 compared to last year.  The hotel operated at an occupancy level in 2011 that was 15 percentage points higher than in the 2010 third quarter.  In addition, rent expense increased by $221,000.  Sonesta Bayfront Hotel Coconut Grove is a condominium hotel and the hotel pays a share of the room revenues to those unit owners that place their unit in the rental program.  Room revenues in the 2011 third quarter were significantly higher compared to 2010, which resulted in the higher rent expense.

Operating losses from the Company’s management and other activities, which are computed after giving effect to management and marketing fees from owned and leased hotels, decreased by $192,000 to $897,000 during the 2011 third quarter.  Revenue increases of $1,222,000 during the 2011 quarter compared to last year were offset by increases in expenses of $1,030,000.  This increase was entirely due to higher administrative and general expenses of $1,057,000, which included an increase in the Company’s provision for potential bad debts of $700,000, related to the Company’s receivables and loans from managed operations in Egypt, as well as a $224,000 expense incurred in the 2011 third quarter in connection with the merger agreement the Company entered into in early November 2011.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OTHER INCOME (DEDUCTIONS)

Interest income increased from $70,000 in the 2010 third quarter to $1,109,000 during the 2011 third quarter, representing a $1,039,000 increase.  The 2011 quarter included interest income of $1,082,000 related to the collection of a note the Company received in 2007 in connection with the termination of its management agreement for the former Chateau Sonesta Hotel New Orleans.  Since the timing of the collection was uncertain, and dependent on the value of the hotel property, the Company had previously fully reserved against the principal amount of the note and interest thereon.

FEDERAL, FOREIGN AND STATE INCOME TAXES

During the first nine months of 2011 the Company recorded a tax provision of $662,000 on pre-tax income of $446,000.  The tax expense is significantly higher than the statutory federal income tax rate as a result of 1) merger transactions costs incurred of $433,000 in 2011 which are not deductible for income taxes and 2) Louisiana state taxes on the Company’s income from Royal Sonesta Hotel New Orleans and on interest and fee income related to the collection during the 2011 third quarter of a note from the owner of the former Chateau Sonesta Hotel New Orleans.

During the first nine months of 2010 the Company recorded a tax benefit of $506,000 on its pre-tax loss of $1,630,000.  The benefit is less than the statutory federal income tax rate because of state taxes on income from the Company’s Royal Sonesta Hotel in New Orleans, Louisiana.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $19 million at September 30, 2011.  As of that date, the majority of these funds were held in money market mutual funds and non-interest bearing bank accounts.  Company management believes these cash resources will be adequate to meet its cash requirements for 2011 and beyond.

The political unrest in Egypt has impacted business levels at the Company’s managed hotels and cruise vessels starting in February 2011.  This will continue to affect fee income derived from this area.  Pre-tax income was approximately $2.1 million in 2010 but will be substantially less in 2011.  The slow down in business has also delayed the receipt of outstanding receivables and loan payments from these properties.  During the third quarter of 2011, the Company recorded management and service fees of $432,000 from those properties which have resumed regular payments.  The Company has not recorded fee income, and will not record fee income going forward, from certain other managed properties and ships which have not resumed regular payments.  (Fees for the first nine months of 2011 based on actual results achieved but which have not been recorded equal $477,000.)  The Company has provided for a reserve of $1,400,000 for potential uncollectible amounts relating to Egypt.  Total receivables from Egypt recorded on the Company’s books at September 30, 2011, including loans, totaled $4,276,000.

In February 2010, the Company refinanced a mortgage loan secured by Royal Sonesta Hotel Boston, and provided a $5 million cash collateral account as additional security (see Note 4).  In April 2011 the Company received back $2.5 million since the hotel achieved the required debt service coverage ratios during the year 2010.  To receive back the remaining $2.5 million the Company will need to achieve the required debt service coverage ratio for the calendar year 2011.  It has achieved the required ratio during the first nine months, and expects the same to happen during the fourth quarter of 2011 based on the hotel’s business plans.

The Company spent $8,477,000 on capital additions and improvements during the first nine months of 2011.  This included expenditures of $4,876,000 at Royal Sonesta Hotel Boston, which included the complete renovation of 200 guestrooms.  The project was completed at the end of the first quarter.  The Company is developing a signature restaurant in Royal Sonesta Hotel New Orleans.  The expected cost is approximately $8 million, of which approximately $3.4 million was spent through September 30, 2011.  The expected cost includes pre-opening expenses.  The project is expected to be completed in early 2012.  Since these expenditures in New Orleans are deductible from cash flow for purposes of calculating percentage rent due under the lease for this hotel, the Company’s share of the total expected cost is approximately $2 million.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company paid a $0.10 per share dividend totaling $370,000 in January 2011.

The Company incurred $537,000 in costs in connection with a merger agreement the Company entered into in early November 2011.

The Company contributed $523,000 to its pension plan during the first nine months of 2011.  Estimated contributions for the twelve month period ending September 30, 2012 are $967,000, which amount is included in current liabilities.

On July 1, 2010, the Company completed the purchase of Sonesta Bayfront Hotel Coconut Grove.  The purchase price of $8,185,000 included cash paid at closing of $1,349,000, as well as the assumption of a mortgage loan in the amount of $6,500,000.  The remaining amount of $336,000 represents the fair value of a future share of cash flow to which the seller is entitled (see Note 2).

Index

 PART I – Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is subject to risk of loss associated with movements in market interest rates.  For the mortgage loan secured by Royal Sonesta Hotel Boston the Company manages this risk through the use of an interest rate swap that hedges the Company’s $32,000,000 mortgage loan at a fixed rate of 6.4%.  The Company financed the acquisition of Sonesta Bayfront Hotel Coconut Grove on July 1, 2010 with a mortgage loan that carries a fixed interest rate of 6.25%.  The Company believes the carrying values of these loans at September 30, 2011 approximate their fair values due to the close proximity to the closing dates.

Index

PART I – Item 4

INTERNAL CONTROLS AND PROCEDURES

As of September 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.   Based on that evaluation, the Company’s Chief Executive Officer and President, Chief Executive Officer and Vice Chairman, and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2011.

There have been no significant changes in the Company’s internal controls regarding financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control regarding financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Index

PART II – Other Information

Item Numbers 1, 2, 3, 4, 5 and 6

Not applicable during the quarter ended September 30, 2011.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SONESTA INTERNATIONAL HOTELS CORPORATION

By:	/s/ Boy van Riel
Boy van Riel
Vice President and Treasurer

(Authorized to sign on behalf of the Registrant as Principal Financial Officer)

Date: November 11, 2011